Form 10QSB
period 2000-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2001-03-23
CIK 1001871

===============================================================================
===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                        QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


                        Commission file number: 333-43664


                        INVESTORS CAPITAL HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)


          MASSACHUSETTS                                 04-3284631
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                                  230 BROADWAY
                         LYNNFIELD, MASSACHUSETTS 01940
                    (Address of principal executive offices)


                                 (781) 593-8565
                           (Issuer's telephone number)


5,708,311 SHARES OF $.01 PAR VALUE COMMON STOCK OUTSTANDING AS OF MARCH 23, 2001

===============================================================================
===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

-------------------------------------------------------------------------------

                                     ASSETS


                                                                                                            December 31,
                                                                                                                2000
                                                                                                                ----
CURRENT ASSETS:
  Cash and cash equivalents...............................................................................  $   640,855
  Securities..............................................................................................      279,453
  Deposits with clearing organizations....................................................................      175,000
  Accounts receivable.....................................................................................    2,030,262
  Receivables from related parties........................................................................      218,691
  Prepaid expenses........................................................................................       46,677
                                                                                                            -----------
      TOTAL CURRENT ASSETS................................................................................    3,390,938
                                                                                                            -----------

PROPERTY AND EQUIPMENT, NET...............................................................................      439,985
                                                                                                            -----------

OTHER ASSETS:
  Other assets............................................................................................    1,240,277
  Deferred income taxes...................................................................................       31,300
                                                                                                            -----------
      TOTAL OTHER ASSETS..................................................................................    1,271,577
                                                                                                            -----------

      TOTAL ASSETS........................................................................................  $ 5,102,500
                                                                                                            ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Commissions payable.....................................................................................  $ 1,895,448
  Note payable............................................................................................      487,968
  Accounts payable........................................................................................      364,975
  Accrued expenses........................................................................................      134,110
  Income taxes payable....................................................................................       24,915
  Deferred income taxes...................................................................................
                                                                                                            -----------
      TOTAL CURRENT LIABILITIES...........................................................................    2,907,416
                                                                                                            -----------

LONG-TERM LIABILITIES:
  Deferred income taxes...................................................................................       33,400
                                                                                                            -----------

      TOTAL LIABILITIES...................................................................................    2,940,816
                                                                                                            -----------


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                                            December 31,
                                                                                                                2000
                                                                                                                ----
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 10,000,000 shares, issued and outstanding
      4,645,311 shares....................................................................................       31,628
  Additional paid-in-capital..............................................................................    1,744,602
  Retained earnings.......................................................................................      359,389
  Accumulated other comprehensive income:
    Unrealized gains on securities........................................................................       26,065
                                                                                                            -----------
      TOTAL STOCKHOLDERS' EQUITY..........................................................................    2,161,684
                                                                                                            -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................................  $ 5,102,500
                                                                                                            ===========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                                    THREE MONTHS ENDED
                                                                                              --------------------------------
                                                                                              December 31,        December 31,
                                                                                                 1999                2000
                                                                                                 ----                ----
COMMISSION AND ADVISORY FEE INCOME........................................................    $4,968,325         $7,096,361

COST OF COMMISSION AND ADVISORY FEES......................................................     3,760,599          5,621,599
                                                                                              -----------------------------

GROSS PROFIT..............................................................................     1,207,726          1,474,762
                                                                                              -----------------------------

SELLING AND ADMINISTRATIVE EXPENSES:
  Administrative..........................................................................       698,137            993,504
  Selling.................................................................................       201,381            357,034
                                                                                              -----------------------------
      TOTAL SELLING AND ADMINISTRATIVE EXPENSES...........................................       899,518          1,350,538
                                                                                              -----------------------------

OPERATING INCOME..........................................................................       308,208            124,224
                                                                                              -----------------------------

OTHER INCOME (EXPENSE):
  Interest income.........................................................................        14,722             38,836
  Interest expense........................................................................        (4,593)            (3,063)
  Realized gain on sale of investments....................................................         2,223
                                                                                              -----------------------------
      NET OTHER INCOME....................................................................        12,352             35,773
                                                                                              -----------------------------

INCOME BEFORE TAXES.......................................................................       320,560            159,997

PROVISION FOR INCOME TAXES................................................................       150,600             73,300
                                                                                              -----------------------------

NET INCOME................................................................................       169,960             86,697

OTHER COMPREHENSIVE INCOME:
  Unrealized gain (loss) on securities....................................................        18,067             (7,999)
                                                                                              -----------------------------

      TOTAL COMPREHENSIVE INCOME...........................................................   $  188,027         $   78,698
                                                                                              =============================

Earnings per share - basic and diluted.....................................................         0.04               0.02
                                                                                              =============================

Weighted average common shares outstanding, basic..........................................    4,609,491          4,645,311
                                                                                              =============================

Weighted average common shares outstanding, diluted........................................    4,782,491          4,818,311
                                                                                              =============================



                                                                                                        NINE MONTHS ENDED
                                                                                              -------------------------------------
                                                                                              December 31,             December 31,
                                                                                                 1999                     2000
                                                                                                 ----                     ----
COMMISSION AND ADVISORY FEE INCOME........................................................    $15,160,785              $21,448,399

COST OF COMMISSION AND ADVISORY FEES......................................................     12,196,146               17,440,479
                                                                                              ------------------------------------

GROSS PROFIT..............................................................................      2,964,639                4,007,920
                                                                                              ------------------------------------

SELLING AND ADMINISTRATIVE EXPENSES:
  Administrative..........................................................................      2,134,994                2,882,260
  Selling.................................................................................        553,186                  601,719
                                                                                              ------------------------------------
      TOTAL SELLING AND ADMINISTRATIVE EXPENSES...........................................      2,688,180                3,483,979
                                                                                              ------------------------------------

OPERATING INCOME..........................................................................        276,459                  523,941
                                                                                              ------------------------------------

OTHER INCOME (EXPENSE):
  Interest income.........................................................................         43,082                   81,864
  Interest expense........................................................................         (7,833)                  (9,999)
  Realized gain on sale of investments....................................................          2,223
                                                                                              ------------------------------------
      NET OTHER INCOME....................................................................         37,472                   71,865
                                                                                              ------------------------------------

INCOME BEFORE TAXES.......................................................................        313,931                  595,806

PROVISION FOR INCOME TAXES................................................................        160,600                  254,800
                                                                                              ------------------------------------

NET INCOME................................................................................        153,331                  341,006

OTHER COMPREHENSIVE INCOME:
  Unrealized gain (loss) on securities....................................................         18,067                  (26,065)
                                                                                              ------------------------------------

      TOTAL COMPREHENSIVE INCOME...........................................................   $   171,398              $   314,941
                                                                                              ====================================

Earnings per share - basic and diluted.....................................................          0.04                     0.07
                                                                                              ====================================

Weighted average common shares outstanding, basic..........................................     4,609,491                4,645,311
                                                                                              ====================================

Weighted average common shares outstanding, diluted........................................     4,782,491                4,818,311
                                                                                              ====================================


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                                         NINE MONTHS ENDED
                                                                                                         -----------------
                                                                                                   December 31,      December 31,
                                                                                                       1999              2000
                                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................................   $  171,398        $  314,941
  Adjustments to reconcile net income to net cash provided by (used for) operating activities:
    Depreciation................................................................................       40,167            56,377
    Deferred income taxes.......................................................................       20,800            (4,900)
    Unrealized (gain) loss......................................................................       18,067            26,065
  Changes in assets and liabilities:
    Accounts receivable.........................................................................     (675,219)         (308,892)
    Receivables from related parties............................................................      (21,886)         (128,411)
    Prepaid expenses............................................................................       42,306            30,699
    Prepaid income taxes........................................................................      (44,875)          138,985
    Other assets................................................................................       72,461          (619,879)
    Accounts payable............................................................................     (189,208)         (179,569)
    Accrued expenses............................................................................       87,275             6,573
    Income taxes payable........................................................................      (84,965)           24,915
    Commissions payable.........................................................................      389,760           440,217
                                                                                                   ----------------------------
NET CASH USED FOR OPERATING ACTIVITIES..........................................................     (173,919)         (202,879)
                                                                                                   ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment............................................................     (222,754)          (98,611)
  Purchase of investments.......................................................................     (273,104)          (52,401)
  Deposits with clearing organizations..........................................................     (150,000)
                                                                                                   ----------------------------
      NET CASH USED FOR INVESTING ACTIVITIES....................................................     (645,858)         (151,012)
                                                                                                   ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock....................................................          739
  Additional paid in capital....................................................................      246,008
  Deferred stock offering costs.................................................................      (35,000)         (266,785)
  Repurchase of shares of common stock..........................................................
  Note payable..................................................................................      140,284           487,968
  Repayment of note payable.....................................................................                        (71,040)
                                                                                                   ----------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.................................................      352,031           150,143
                                                                                                   ----------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................................     (467,746)         (203,748)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................................................    1,112,534           844,603
                                                                                                   ----------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR..........................................................   $  644,788        $  640,855
                                                                                                   ============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................................................................   $    7,833        $    9,999
                                                                                                   ============================

    Income taxes................................................................................   $  224,765        $   95,800
                                                                                                   ============================


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BACKGROUND

                  The Company and its wholly owned subsidiaries, Investors Capital Corporation and Eastern Point Advisors, Inc. are engaged throughout the United States in the financial service industry as general securities brokers and asset managers.


         BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form SB-2 and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended December 31, 2000 is not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The accompanying consolidated financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements as of March 31, 2000 contained in its Form SB-2.


         USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


         INITIAL PUBLIC OFFERING

                  On February 8, 2001, the Company's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission, and the Company commenced an Offering of one million shares, at an offer price of $8.00 per share. The offering was made on a firm commitment basis, by Schneider Securities, Inc., the Company's principal underwriter in this transaction.

                  A closing occurred on February 13, 2001 and the company received gross proceeds in the amount of $8.0 million. The Company intends to use the proceeds of this public offering to finance and expand the Company's business, initially in Massachusetts, Florida, and California. Proceeds will also be used to further develop products and to expand online securities trading, and other Internet capabilities.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

--------------------------------------------------------------------------------

2.       SEGMENT INFORMATION

                  The Company's reportable segments include investment services offered through its broker-dealer (ICC) and asset management services offered through its registered investment adviser (EPA). This investment services segment includes securities, insurance, financial planning and related services. This segment earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generates recurring annual revenue from fees received on the management of customer accounts. This segment provides asset management and portfolio design services to two mutual funds and a variety of investors.

                  Segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenue and expense are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:


                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                    -------------------------------       ------------------------------------
                                                    December 31,       December 31,       December 31,            December 31,
                                                        1999               2000               1999                    2000
                                                        ----               ----               ----                    ----
             NON-INTEREST REVENUES:
               Investment services..............     $4,419,061         $6,333,887         $13,465,627             $19,247,144
               Asset management.................        549,264            762,474           1,695,158               2,201,255
                                                     -------------------------------------------------------------------------
                   TOTAL........................     $4,968,325         $7,096,361         $15,160,785             $21,448,399
                                                     =========================================================================

             NET INTEREST AND DIVIDENDS:
               Investment services..............     $   14,722         $   38,836         $    43,082             $    81,864
               Asset management.................
                                                     -------------------------------------------------------------------------
                   TOTAL........................     $   14,722         $   38,836         $    43,082             $    81,864
                                                     =========================================================================

             INCOME (LOSS):
               Investment services..............     $  212,594         $   64,677         $   177,135             $   304,873
               Asset management.................        (24,567)            14,021              (5,737)                 10,068
                                                     -------------------------------------------------------------------------
                   TOTAL........................     $  188,027         $   78,698         $   171,398             $   314,941
                                                     =========================================================================

             YEAR-END TOTAL ASSETS:
               Investment services..............     $3,117,771         $4,448,904         $ 3,117,771             $ 4,448,904
               Asset management.................        540,061            653,596             540,061                 653,596
                                                     -------------------------------------------------------------------------
                   TOTAL........................     $3,657,832         $5,102,500         $ 3,657,832             $ 5,102,500
                                                     =========================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We are a financial services holding company that, through our operating subsidiaries, provides investment advisory, securities brokerage, insurance, financial planning and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by any one of, or by a multiple of, these external factors.

         In addition, the passage of the Graham-Leach-Bliley Act in November of 1999 repealed depression-era laws that separated commercial, investment banking and insurance activities. Such repeal may result in the intensification of the environment in which we compete by increasing the number of companies doing business in the financial services arena. Conversely, recent negative stock market performance may noticeably reduce the number of existing financial services companies and also discourage the entry of new companies into the financial services industry.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THREE MONTHS ENDED
 DECEMBER 31, 1999

         Our total revenue for the three months ended December 31, 2000 was $7,096,361 as compared to $4,968,325 for the three months ended December 31,1999. This represents an increase of $2,128,036 or 42.8% and was primarily due to an increase in commission revenue by our broker-dealer subsidiary, Investors Capital Corporation, and an increase in investment advisory fee income by our investment adviser subsidiary, Eastern Point Advisors, Inc.

         Total commission revenue for our broker-dealer subsidiary increased by $1,965,854 or 43.4% to $6,494,112 for the three months ended December 31, 2000 as compared to $4,528,258 for the three months ended December 31, 1999. Commission revenue from the sale of mutual funds increased by $295,234 or 15.0% to $2,259,223 for the three months ended December 31, 2000 from $1,963,989 for the three months ended December 31, 1999. Commission revenue from the sale of variable annuities increased by $1,134,502 or 53.2% to $3,265,502 for the three months ended December 31, 2000 as compared to $2,131,000 for the three months ended December 31, 1999. This overall increase in commission revenue was due primarily to the increase in, and maturation of, our sales and marketing staff.

         Total advisory fee revenue for our investment adviser subsidiary increased by $205,186 or 37.4% to $754,450 for the three months ended December 31, 2000 from $549,264 for the three months ended December 31, 1999. This increase can be attributed to an increase in the assets under management.

         Total expenses increased by $2,231,020, or 47.9% to $6,972,137 for the three months ended December 31, 2000 from $4,660,117 for the three months ended December 31, 1999. Expenses increased in all areas due to our continued expansion of operations, enhanced marketing efforts and staffing, and increased commission payouts to an increased number of registered representatives.

         Commissions and advisory fees paid to our sales force increased by $1,861,000 or 49.5% to $5,621,599 for the three months ended December 31, 2000 from $3,760,599 for the three months ended December 31, 1999. As a percentage of revenue, these expenses increased by 3.53% for the three months ended December 31, 2000 when compared to the three months ended December 31, 1999. As a result, gross margins decreased from 24.3% for the three months ended December 31, 1999 as compared to 20.8% for three months ended December 31, 2000.

         Compensation and benefits increased by $244,502 or 59.7% to $654,265 for the three months ended December 31, 2000 from $409,763 for the three months ended December 31, 1999. As a percentage of revenue, these expenses increased by 0.97% for the three months ended December 31, 2000 when compared to the three months ended December 31, 1999. This increase in compensation and benefits is primarily attributable to the addition of new salaried employees and an increase in executive compensation during the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. We employed 32 salaried employees on December 31, 1999 and 43 salaried employees on December 31, 2000.

         Our net income from operations decreased by $83,263 or 50% to $86,697 for the three months ended December 31, 2000 from $169,960 for the three months ended December 31, 1999. This reduction is a direct result of reduced margins attributable to market conditions. Also contributing significantly to this decrease was the addition of new salaried employees and an increase in executive compensation. Finally, gross profit improved by $267,036 during the comparative period.

         Correspondingly, our income tax provision decreased from $150,600 for the three months ended December 31, 1999 to $73,300 for the three months ended December 31, 2000.

         Total comprehensive income for the three months ended December 31, 2000 was $78,698, which includes an unrealized loss on marketable securities in the amount of $7,999. For the comparative three months ended December 31, 1999 we had comprehensive income in the amount of $188,027 with an unrealized gain on marketable securities of $18,067.

NINE MONTHS ENDED DECEMBER 31, 2000 VERSUS NINE MONTHS ENDED DECEMBER 31, 1999

         During the nine months ended December 31, 2000, our revenues increased by $6,287,614 to $21,448,399 from $15,160,785 for the nine months ended December 31, 1999. Operating income increased by $247,482 to $523,941 for the nine months ended December 31, 2000 as compared to operating income of $276,459 for the nine months ended December 31, 1999. During the nine months ending December 31, 2000, revenues grew at a rate of 41.5% over the same period in the prior year. Revenue increases during the period were primarily due to our increased marketing efforts as well as the the growth in the number, productivity and quality of sales representatives.

         Total commission revenue for our broker-dealer subsidiary increased by $6,000,032 or 42.3% to $20,185,564 for the nine-month period ended December 31, 2000 from $14,185,533 for the nine-month period ended December 31, 1999. Commission revenue from the sale of mutual funds increased by $1,297,969 or 22.4%, to $7,096,319 for the nine months ended December 31, 2000 from $5,798,350 for the nine months ended December 31, 1999. Commission revenue from the sale of variable annuities increased by $3,576,613, or 49.8%, to $10,752,729 for the nine months ended December 31, 2000 from $7,176,116 for the nine months ended December 31, 1999. This overall increase in commission revenue was due to the continued growth of our sales and marketing staff.

         Total advisory fee revenue for our investment adviser subsidiary increased by $505,879 or 29.8% or to $2,203,817 for the nine-month period ended December 31, 2000 from $1,697,938 for the nine-month period ended December 31, 1999. This increase was caused by an increase in assets under management.

         Total expenses increased by $6,040,132, or 40.6%, to $20,924,458 for the nine months ended December 31, 2000 from $14,884,326 for the nine months ended December 31, 1999. Expenses increased in all areas due to our continued expansion of operations, enhanced marketing efforts and staffing, and increased commission payouts to a significantly larger number of registered representatives.

         Commissions and advisory fees paid to our sales force increased by $5,244,333 or 43.0%, to $17,440,479 for the nine months ended December 31, 2000 from $12,196,146 for the nine months ended December 31, 1999. As a percentage of revenue, these expenses increased by 0.87% for the nine-month period ended December 31, 2000 when compared to the nine-month period ended December 31, 1999. This increase in expenses is directly related to an increase in commissions paid to a higher quality and more productive sales force. As a result, gross margins decreased from 19.6% for the nine months ended December 31, 1999 as compared to 18.7% for nine months ended December 31, 2000.

         Compensation and benefits increased by $695,026, or 60.2%, to $1,848,710 for the nine months ended December 31, 2000 from $1,153,684 for the nine months ended December 31, 1999. As a percentage of revenue, these expenses increased by 1.0% for the nine months ended December 31, 2000 when compared to the nine months ended December 31, 1999. This increase in compensation and benefits is primarily attributable to the hiring of a significant number of new employees to accommodate our growth and also an increase in executive compensation. We employed 32 salaried employees at December 31, 1999 as compared to 43 at December 31, 2000.

         Our net income from operations increased by $187,675, or 122.4% to $341,006 for the nine months ended December 31, 2000 as compared to a net income from operations of $153,331 for the nine months ended December 31, 1999. This increase can be attributed to our increase in quality registered representatives who, in turn, increased total investment volume primarily in the area of variable annuities and mutual funds. Also, our selling and administrative expenses decreased by 1.49% as a percentage of revenue. Finally, gross profit improved by $1,043,281 during the comparative period.

         Correspondingly, our income tax provision increased from $160,600 for the nine-month period ended December 31, 1999 to $254,800 for the nine-month period ended December 31, 2000.

         Total comprehensive income for the nine months ended December 31, 2000 was $314,941, which includes an unrealized loss on marketable securities in the amount of $26,065. We had total comprehensive income for the nine months ended December 31, 1999 in the amount of $171,398 that included an unrealized gain on marketable securities of $18,067.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that return on equity primarily is based on the use of capital in an efficient manner. Historically, we have financed our operations primarily through private equity and internally generated cash flow and not by incurring debt.

         As of December 31, 2000, we had cash and cash equivalents of $640,855 as compared to $644,788 on December 31, 1999. Working capital on December 31, 2000 was $483,522 as compared to $1,366,284 on December 31, 1999. Our ratio of current assets to current liabilities was 1.17 to 1 on December 31, 2000 as compared to 1.78 to 1 on December 31, 1999.

         The SEC requires that our broker-dealer subsidiary maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital rule." Indebtedness generally includes all money owed and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes subordinated loans, from being withdrawn or cash dividends from being paid, if our net capital ratio would exceed 10 to 1 or if we would have less than our typical minimum required net capital of $100,000.

         As of December 31, 2000, our broker-dealer subsidiary had net capital of $156,737 as compared to a negative net capital of $76,063 at December 31, 1999. This December 31, 2000 net capital figure represented an excess of $12,273 over our required minimum of $144,464 (based upon the 15 to 1 aggregate indebtedness alternative standard). On December 31, 1999, we had a net capital deficiency of $178,586. Also, the ratio of aggregate indebtedness was 13.83 to 1 at December 31, 2000 and negative 20.22 to 1 at December 31, 1999.

         These negative net capital dollar amounts and ratios were caused by our discovery on November 9, 2000 that our broker-dealer subsidiary had underaccrued commissions payable in the amount of $442,000 as of September 30, 2000. This underaccrual was caused by period-ending cut-off procedures that were not appropriately applied for the monthly periods from March 31, 1998 through September 30, 2000. Our discovery of this situation impacted our financial statements by causing (1) the net income for the fiscal year ended March 31, 1999 to be restated to reflect the recognition of $134,000 of expenses not previously recorded and the net income for the fiscal year ended March 31, 2000 to be restated to reflect the recognition of $102,000 of expenses not previously recorded; (2) the provision for income taxes for the fiscal year ended March 31, 1999 to be reduced by $59,000 and the provision for income taxes for the fiscal year ended March 31, 2000 to be reduced by $26,000; and (3) retained earnings for the fiscal year ended March 31, 1999 to be reduced by $75,000 and retained earnings for the fiscal year ended March 31, 2000 to be reduced by $76,000.

         Failure to meet net capital requirements could result in regulatory discipline and fines. No regulatory action has been taken against our broker-dealer subsidiary for this net capital deficiency. Under NASD regulations, our broker-dealer subsidiary was required to and did notify the SEC and the NASD of the noncompliance within the required time frame. On November 9, 2000, we made a capital infusion into the broker-dealer subsidiary in the amount of $200,000 in order to correct the net capital deficiency.

         Net cash used for operating activities was $202,879 for the nine months ended December 31, 2000 as compared to $173,919 for the nine months ended December 31, 1999. This increase in cash flow used for operating activities was primarily the result of our acquiring $692,340 more in other assets during the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. We also had a related-party receivable increase in the amount of $106,525 for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. This was attributable to moneys loaned to our principal stockholder, president and chief executive officer, Theodore E. Charles. Offsetting these increases in the use of net cash were significant increases to cash flow provided by our operating activities, primarily in accounts receivable. We had $366,327 less in outstanding commission receivables for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. Also significant is the fact that for the nine months ended December 31, 1999 we prepaid $183,860 more in income taxes than for the nine months ended December 31, 2000. We also had an increase in income taxes payable that increased cash flow by $109,880 for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. Lastly, net income from operations provided an increase in cash flow of $143,543 for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999.

         Net cash used in investing activities decreased by $494,846 for the for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. This was due primarily to the fact that less was spent on acquisitions of property, equipment and investments and our reserve requirements for clearing purposes remained unchanged for the nine months ended December 31, 2000. Also, cash flows provided from financing activities decreased by $201,888 for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. This decrease is directly related to two factors: (1) during the nine months ended December 31, 1999 we received $246,747 in proceeds from a private placement of our common stock and (2) during the nine months ended December 31, 2000, we incurred $266,785 in prepaid costs associated with the initial public offering of our stock which occurred on February 8, 2001. These initial public offering costs significantly impacted our cash flow. Cash flow was increased from financing activities as we procured a note in the amount of $487,968 to finance our firm and registered representative errors and omissions insurance coverage.

         Although we experienced a material change in cash and cash equivalents for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999, all current demands for payment were and continue to be met.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There has been no material change in the status of the legal proceedings discussed in our Registration Statement that became effective on February 8, 2001.

ITEM 5.  OTHER INFORMATION

RECENT PUBLIC OFFERING

On February 13, 2001 we closed on the public offering of our common stock which was declared effective by the SEC on February 8, 2001. A total of 1,063,000 shares (including the overallotment option) were sold for gross proceeds to us of $8,438,480, before expenses.

ADDITIONAL DIRECTORS

         At a special meeting of our board of directors, held on Tuesday, March 20, 2001, the following two additional members were added to our board of directors:

         STEPHEN PARKER has worked for Allmerica Financial, a Fortune 500 financial services firm located in Worcester, Massachusetts for the past ten years. He currently serves Allmerica as vice president in charge of the company's career distribution system. Mr. Parker is also president of Allmerica Investment Management Company, the registered investment advisory entity of Allmerica. Prior to joining Allmerica Financial, Mr. Parker served as chairman and chief executive officer of Freedom Capital Management Corporation, a subsidiary of John Hancock with, at that time, almost $3 billion under management. Mr. Parker holds a Bachelor of Arts degree in Economics from Harvard University in Cambridge, Massachusetts. Mr. Parker has also served as a director of the Securities Industry Association and has served on many securities industry committees.

         JAMES F. TWADDELL has served as a partner in the investment banking group of Schneider Securities, Inc. since June of 1995. Schneider, located in Denver, Colorado, is a national investment banking firm specializing in public offerings of small- and medium-sized companies. From June of 1974 through June of 1995, Mr. Twaddell functioned as the chairman of Barclay Investments of Providence, Rhode Island. Barclay is a regional securities brokerage firm specializing in public investment banking and the trading of sovereign debt with worldwide clients. Mr. Twaddell holds a Bachelor of Arts degree in American Civilization from Brown University in Providence, Rhode Island. Mr. Twaddell has also previously been employed by the United States Consulate in Geneva, Switzerland where he was assigned to negotiations on the General Agreement on Trade and Tariffs (GATT).

NON-QUALIFIED DEFERRED COMPENSATION PLAN FOR THEODORE E. CHARLES

At a special meeting of our board of directors on Tuesday, March 20, 2001, the board adopted a plan of non-qualified deferred compensation for our principal stockholder, president and chief executive officer, Theodore E. Charles. Under the terms of this plan, Mr. Charles will annually defer $100,000 of his current salary in return for Investors Capital Holdings' unsecured promise to pay him a retirement benefit upon his retirement on or after attaining age sixty. The amount of this retirement benefit will be determined solely by the investment performance of the moneys deferred by Mr. Charles and invested by Investors Capital Holdings. This retirement benefit will be paid to Mr. Charles, at his election, either in a lump sum or in installments over a period of ten years. Should Mr. Charles die prior to reaching retirement, his designated beneficiary will receive a pre-retirement death benefit calculated in exactly the same manner. This non-qualified deferred compensation plan is one in which Mr. Charles is electing to defer current salary. There are no additional corporate funds being contributed to the plan.

ITEM 6.  EXHIBITS

         EX. 99.1    NON-QUALIFIED DEFERRED COMPENSATION PLAN FOR
                     THEODORE E. CHARLES

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        INVESTORS CAPITAL HOLDINGS, LTD.
March 23, 2001
---------------                         By: /s/ THEODORE E. CHARLES
Date                                        ---------------------------
                                        Name:   Theodore E. Charles
                                        Title:  President

March 23, 2001
---------------                         By: /s/ TIMOTHY B. MURPHY
Date                                        ---------------------------
                                        Name:   Timothy B. Murphy
                                        Title:  Executive Vice President,
                                                Treasurer and Chief Financial
                                                Officer

                                INDEX TO EXHIBITS

EXHIBITS

         EX. 99.1   NON-QUALIFIED DEFERRED COMPENSATION PLAN FOR
                    THEODORE E. CHARLES