Form 10KSB40
period 2001-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2001-06-29
CIK 1001871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 2001
                         COMMISSION FILE NO. 333-43664

                             ---------------------

                        INVESTORS CAPITAL HOLDINGS, LTD.

                 (Name of small business issuer in its charter)

             MASSACHUSETTS                             04-3284631
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

                                  230 BROADWAY
                         LYNNFIELD, MASSACHUSETTS 01940
                                 (781) 593-8565
                    (Address of principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of each class                Name of each exchange on which
---------------------------------------                registered
                                         ---------------------------------------
     COMMON STOCK, $0.01 PAR VALUE             THE AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                       ---------------------------------
                                (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /X/.

    Revenues for the fiscal year ended March 31, 2001 totaled $29,829,272.

    As of June 27, 2001, there were outstanding 5,708,311 shares of voting common stock, $0.01 par value per share of the registrant. The aggregate market value of the shares of the registrant's voting common stock held by non-affiliates of the registrant was $6,962,654 based on the closing price of $3.55 per share of the voting common stock on the American Stock Exchange on June 27, 2001.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 1, 2001 are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-KSB.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CONTENTS

FORWARD-LOOKING STATEMENTS..................................      2

PART I......................................................      3

ITEM 1. DESCRIPTION OF BUSINESS.............................      3

ITEM 2. DESCRIPTION OF PROPERTY.............................     11

ITEM 3. LEGAL PROCEEDINGS...................................     11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     12

PART II.....................................................     12

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS...................................................     12

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS................     13

ITEM 7. FINANCIAL STATEMENTS................................     17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.................     33

PART III....................................................     33

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE
        EXCHANGE ACT........................................     33

ITEM 10. EXECUTIVE COMPENSATION.............................     35

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT................................................     35

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....     35

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................     35

FORWARD-LOOKING STATEMENTS

    The statements, analyses, and other information contained herein relating to trends in the operations and financial results of Investors Capital
Holdings, Ltd. (the "Company"), the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

    These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) losses may be incurred if our investment professionals fail to comply with regulatory requirements; (2) the loss of either Theodore E. Charles or Timothy B. Murphy may adversely affect our business and financial condition through the loss of significant business contacts, which would have to be recreated; (3) customer fraud could harm our earnings and profits by requiring us to expend time, money and incur actual loss, exposing us to the potential for arbitration; (4) investment professional and employee fraud and misconduct could harm our profits and earnings by causing us to expend time, money and incur actual loss, with the latter exposing us to the potential for litigation; (5) without implementation of adequate internal controls, our ability to make money could be severely restricted by regulatory sanctions being applied against our broker-dealer subsidiary, and could result in us paying substantial fines and limit our ability to make money;
(6) involvement in material legal proceedings could have a significant impact on our earnings and profits if we are found liable for such claims; (7) a change in our clearing firm could result in the inability of our customers to transact business in a timely manner due to delays and errors in the transfer of their accounts, which, on a temporary basis, could affect our earnings and profits.

    Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the United States Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

    Incorporated in July of 1995, Investors Capital Holdings, Ltd. is a financial services holding company that operates primarily through its subsidiaries in two segments of the financial services industry. These two segments provide for the offering of (1) services related to corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities, variable life insurance, market information, internet online trading and portfolio tracking and records management and (2) financial planning services, investment advisory and asset management services and the management of a retail mutual fund.

SUPPORT TO OUR REPRESENTATIVES

    INVESTORS CAPITAL CORPORATION. Investors Capital Corporation, an NASD registered broker-dealer also registered with the Securities and Exchange Commission is headquartered in Lynnfield, Massachusetts and is a wholly-owned subsidiary of Investors Capital Holdings, Ltd. Doing business in all 50 states, Puerto Rico and the District of Columbia, Investors Capital Corporation makes available multiple investment products, and provides support, technology and back-office service to its network of approximately 1,082 registered representatives. Our representatives sell investment products that are securities under federal and state law. Accordingly, they are required to, and are registered as, representatives with our broker-dealer subsidiary. Similar registrations may be required by these persons as investment adviser representatives under the investment advisers acts of federal and state law. As noted previously, our emphasis in regard to these persons is financial planning rather than stock trading or other brokerage transactions. Our in-house training program for these representatives emphasizes the long-range aspects of financial planning and investment products. We believe that through the continuing education we provide to our registered representatives, our clients can become better informed, and therefore, better serviced. This entity generated 90% of Investors Capital Holdings' total revenues for the fiscal year ended March 31, 2001.

    We seek to recruit primarily experienced, productive registered representatives who have an average of more than 10 years of industry experience by offering them an attractive commission payout that averages approximately 85% and the independence of owning and operating their own offices. Generally each such office pays substantially, if not all, of the costs associated with its establishment and operation. We provide technical, regulatory, supervisory, compliance and other support services to our independent investment professionals. This allows expansion of our operations with relative minimal capital outlay by our firm. Continuing to add experienced, productive registered representatives is an integral part of our growth strategy.

    The commission payouts to our registered representatives are negotiable and currently average approximately 85% of the gross dealer concession generated from the sale of securities. Pursuant to the terms of our agreement with our registered representatives, and as permitted by current NASD rules, we provide our representatives with continuing commissions on pre-existing business in the event of their retiring from the securities industry or death. Also, in this agreement, each of our representatives grants to us the right to offset against commissions any losses we sustain as a result of their actions, omissions and errors. Our agreement with our representatives is terminable by either party with 10 days prior written notice, and does not contain either a confidentiality or non-compete provision.

    Our products and services provided to our representatives include:

    - TECHNOLOGY RESOURCES: Utilizing the latest in technology, our representatives are able to perform the following activities on-line:

       Opening of new accounts;

       Monitoring of existing accounts;

       Trading;

       Locating and exploring approved products;

       Downloading client data; and

       Researching reports or inquiries on companies, securities and other pertinent financial topics

    - PRODUCT CHOICES: Allowing our representatives to choose from a wide variety of investment products sponsored by well-respected and financially sound companies is critical to our registered representatives' success as well as ours. We follow a selective process in determining approved products to be offered to clients by our representatives. In addition, we continuously monitor the product list as deemed necessary.

    - MARKETING: Producing compliance and NASD-approved marketing materials to be used by our representatives enhances their professional stature in the public's eye. The marketing resources produced by Investors Capital Corporation include:

       Corporate and product brochures;

       Technology resources;

       Client letters;

       Seminars; and

       Advertising and public relations

    FOCUS. Our focus is on representatives who offer their clients assistance in attaining their long-range financial goals. Utilizing primarily experienced representatives, our client list is widely diversified in terms of goals, financial resources and geography. During the fiscal year ended March 31, 2001, the average revenue per registered representative was $25,000 as compared to $22,980 for our fiscal year ended March 31, 2000. Additionally, on March 31, 2001, we had a total of 1,082 representatives in our national network, as compared to 996 for the same period last year.

    SUPERVISION. Our broker-dealer subsidiary's compliance staff includes individuals with significant industry experience. Four of these individuals, including two experienced compliance attorneys, are located in the home office. The remaining compliance individuals, most of whom have in excess of 10 years of industry experience, termed Offices of Supervisory Jurisdiction by the NASD, are field supervisors situated across the country and charged with compliance responsibilities for a defined group of registered representatives. By positioning these compliance individuals in the field, we are able to more closely scrutinize and monitor the activities of our representatives thereby ensuring, as much as humanly possible, their compliance with the requisite rules and regulations. Such a field supervisor is assigned to each new registered representative affiliated with our broker-dealer subsidiary. Our in-house computer systems and programs, currently under development, will further assist us in compliance matters.

    As compliance is an area for which representatives seek and value assistance to keep abreast of, and in step with, the latest industry regulations, our compliance department provides, among other things:

       Advertising and sales literature review;

       Field inspections followed up with written findings and recommendations;

       Weekly faxes and monthly conference calls on selected compliance topics; and

       Workshops and in-house publications on various compliance matters

    CLEARING. We utilize the services of another broker-dealer to clear our transactions. Our clearing agreement is on a fee-for-service basis. Our clearing firm processes most of the securities transactions for our account and the accounts of our clients. Services of our clearing firm include billing and credit extension, control and receipt, custody and delivery of securities, for which we pay a transaction charge. We rely on the operational capacity and the ability of our clearing firm for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws are not applicable to us.

    BROKER-DEALER REVENUE. As of the end of our most recent fiscal year, March 31, 2001, revenue generated from our broker-dealer subsidiary's activities can be broken into the following percentages:

       Commissions from the sale of mutual funds and unit investment trusts: 34%

       Commissions from the sale of variable annuities and variable life insurance: 50%

       Commissions from the sale of individual stocks and bonds: 10%

       Commissions from the sale of direct participation programs: 1%

       Other miscellaneous commission and fee income: 5%

INVESTMENT ADVISORY SERVICES

    EASTERN POINT ADVISORS, INC. Our investment adviser subsidiary provides investment advisory and asset management services directly to the investing public through its managed asset programs. These programs involve managed portfolios of load and no-load mutual funds, variable annuities and/or individual securities, and are provided to the public through approximately 250 investment adviser representatives and solicitors. As of March 31, 2001, we had approximately $130 million under management in these managed asset programs with average weekly contributions of new money in excess of $1 million since January of 2000. The maximum annual fee charged for these services is 2.25%, which is paid by the customer in quarterly installments. Eastern Point Advisors contributes 10% of Investors Capital Holdings' total revenues.

    In addition, our investment adviser subsidiary is the investment adviser to our retail mutual fund, the Investors Capital Twenty Fund. We terminated our second fund, the Investors Capital Internet and Technology Fund, as of May 31, 2001. Until recently, these two mutual funds were marketed to the public solely by registered representatives of Investors Capital Corporation. Recently, our investment adviser subsidiary has begun making its portfolios available to other broker-dealers. We have signed selling agreements to make our managed asset programs available to registered representatives of certain other broker-dealers as well as to allow our mutual fund to be marketed by investment professionals affiliated with certain selected broker-dealers in addition to Investors Capital Corporation. These wholesaling activities increase the exposure of both the managed asset programs and the mutual funds.

    As of March 31, 2001, Eastern Point Advisors had approximately $8.7 million under management in these two mutual funds. The annual fee charged by Eastern Point Advisors to the funds for its services is 1.50%, which is paid monthly.

    As of March 31, 2001 we had some 250 investment adviser representatives and solicitors registered with the various state securities departments. These investment adviser representatives and solicitors are also registered representatives of our wholly-owned brokerage subsidiary. Licensing requirements for these investment adviser representatives are dictated by the state in which they conduct business. As such, prior to their clients utilizing our investment advisory services, each investment adviser representative and solicitor must satisfy the requisite state licensing requirements which are typically the NASD Series 6 or 7 securities license coupled with a Series 65 or 66 license.

    ASSET ALLOCATION STRATEGY. Eastern Point Advisor's asset allocation strategy, utilized by approximately 2,625 investors as of March 31, 2001, is based on the principle that, by investing in a combination of asset classes, we may reduce risk while seeking to provide enhanced returns. Thus, by combining asset classes that typically do not move in tandem, the volatility of the customer's investment portfolio may be lowered while, at the same time, provide the opportunity for possible increased long-term returns.

    In implementing this asset allocation strategy for each individual customer, we utilize the following three steps:

       Based upon a customer's ascertained tolerance for risk, investment goals, age, time horizon, investment experience and financial and personal situation, determined through the use of detailed questionnaires completed during personal interviews, we will recommend an overall investment allocation consisting of a suggested percentage of stocks, bonds and cash.

       Should the customer agree with the recommended overall investment allocation, we will then select what we believe to be the appropriate investment vehicles for the particular customer from the universe of mutual funds, variable annuities and individual securities.

       Following implementation of the recommended portfolio, our investment adviser subsidiary monitors the performance of the portfolio, communicates the model's performance to the client at least quarterly and makes any necessary changes based upon performance, changes in a customer's financial situation, goals or risk tolerance or any other factor relevant to the composition of the customer's portfolio.

    FEE-BASED COMPENSATION STRUCTURE. As required by the Investment Advisers Act of 1940, compensation is based on an annual fee calculated as a percentage of total assets under management rather than a transaction-based commission.

INSURANCE OPERATIONS

    ICC Insurance Agency, Inc., our wholly-owned insurance agency subsidiary, facilitates the sale by our registered representatives of variable life insurance and variable annuities. In certain states, in order to transact variable life and annuity business, a separately licensed insurance entity is required. This is the role filled by ICC Insurance Agency. This entity is properly licensed in all states in which such licensing is required. One hundred percent of all funds realized by this entity flow through as revenue to our broker-dealer subsidiary.

MUTUAL FUNDS

    THE INVESTORS CAPITAL TWENTY FUND AND THE INVESTORS CAPITAL INTERNET AND TECHNOLOGY FUND. The Investors Capital Twenty Fund is our growth-oriented mutual fund, which became available for sale on

October 19, 1999. The Internet and Technology Fund, which became available for sale on November 19, 1999, was liquidated on May 31, 2001, with monies either returned to the shareholders or invested in the Investors Capital Twenty Fund at net asset value. We created these two mutual funds to complement our existing product lines with the rationale that our mutual funds would provide investors with a convenient way to meet their financial goals and, at the same time, provide new sales opportunities for representatives of our broker-dealer subsidiary. However, in a recent decision, the Board of Trustees, because of adverse market conditions concerning technology securities, voted to liquidate the Investors Capital Internet and Technology Fund as of May 31, 2001. In addition, the Board determined that because of the small asset size of the Fund, and the costs involved, it was also in the best interests of the shareholders to cease operations. As such, sales of shares were discontinued as of April 23, 2001.

    The Investors Capital Twenty Fund invests in a portfolio of common stocks believed to offer capital appreciation potential. As such, the Fund may be more suitable for those investors who seek capital appreciation and are willing to accept a significant degree of volatility and risk.

    The Investors Capital Twenty Fund utilizes a non-diversified portfolio of 20 to 30 common stocks of companies of any size, regardless of industry or sector, which may include smaller emerging companies. As of March 31, 2001, the Investors Capital Twenty Fund had assets of $8,204,235. As of March 31, 2001, the Investors Capital Internet and Technology Fund had assets of $509,961.

    Class A Shares of The Investors Capital Twenty Fund carry a maximum one-time, up-front sales charge to the investor of 5.75%. This sales charge decreases as the dollar amount of the investor's investment increases. Class C Shares have no such up-front sales charge but, in addition to annual management fees, carry a 1.00% per year annual fee.

OUR STRATEGY

    Key elements to achieve our corporate objectives include:

    INCREASE BRAND AWARENESS. We plan to increase our brand recognition to attract new clients. We are developing a comprehensive marketing plan to attract more clients and experienced representatives, build market awareness, educate the investing public and develop brand name recognition and loyalty. We intend to accomplish this strategy through direct marketing, advertising through our marketing department, use of our web site, a public relations program, live seminars, print advertising and television air time. In addition, we have committed to opening company-operated offices in selected strategic geographic locations across the country. In this regard, we have already opened one investment center in Topsfield, Massachusetts, and are in the planning stage of opening centers in California and Florida.

    EXPAND CLIENT RELATIONSHIPS. We intend to expand our relationships with representatives and investors by increasing our sales and marketing efforts. We plan to target sophisticated and experienced investors and financial institutions of all sizes, including professional money managers and registered investment advisers. Because these participants typically execute more trades per year than traditional retail investors and expect lower commissions, real-time access to information and quick order execution, the market for their business is currently underserviced. We believe that we can profitably fill this market niche.

    PROVIDE VALUE-ADDED SERVICES TO OUR CLIENTS. We will continue to provide our clients with access to a pool of well-trained representatives, access to up-to-date market and other financial information and direct access to our trade desk that is online with various stock exchanges and institutional buyers and sellers. We will also continue to provide trading before and after traditional market hours to our clients.

    CREATE TECHNOLOGICALLY INNOVATIVE SOLUTIONS TO SATISFY CLIENTS' NEEDS. We intend to continue our active efforts in pursuing additional technologies to service the rapidly evolving financial services industry. Specifically, we are developing our web site to enable our clients to trade equity securities more efficiently via the internet, monitor the history and current status of their accounts at any time on-line, access all types of financial and other information to enhance their situations and purchase other, non-financial products and services. Also, we are in the process of developing personalized internet web sites for our representatives. These personalized sites will provide the clients of our representatives, through the use of passwords and firewalls, a secure and private interface directly to our proprietary web site. This will allow these clients to do market research, buy and sell securities on-line, monitor their accounts, utilize financial calculators and purchase non-financial goods and services.

    BUILD AND EXPAND OUR CORPORATE PRESENCE. We intend to expand our branch office locations to strategically situated metropolitan locations throughout the United States. We initially intend to expand in Massachusetts, California and Florida. We also continue to explore strategic alliances, acquisitions and other opportunities to provide our clients with the best possible services and products.

    EXPAND OUR PRODUCT AND SERVICE OFFERING THROUGH STRATEGIC RELATIONSHIPS. We will continue to actively pursue alliances with various companies to increase trading volume, capitalize on cross-selling opportunities, create additional markets for our asset management programs and mutual fund sales, take advantage of emerging market trends and create operational efficiencies and further enhance our name recognition. We have no present agreements, plans, arrangements or understandings regarding any acquisitions and have not identified any specific criteria that such acquisitions must meet.

COMPETITION

    Our competitors vary in size, scope and breadth of services offered. We encounter direct competition from numerous other brokerage firms that have electronic brokerage services and full research capabilities. We also encounter competition from established, full-commission brokerage firms, as well as insurance companies with securities brokerage subsidiaries, financial institutions, mutual fund sponsors and others who utilize financial planning representatives paying their own office costs and expenses. Competitors utilizing similar representatives include Linsco Private Ledger and Commonwealth Financial, and various insurance companies with securities brokerage subsidiaries.

    Also, as demand for discounted brokerage services increases, our market is becoming more competitive. In particular, we anticipate that competition for electronic brokerage services will intensify as investor demand for such services increases. We also recognize and intend to capitalize on the fact that when investing large amounts of money, investors typically may prefer personal attention from an experienced industry professional rather than inexpensive internet access to trading.

    Some of our competitors have significantly greater financial, technical, marketing and other resources, and certain of our competitors also offer a wider range of services and financial products and have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies, and client requirements, and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies. Moreover, current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products.

    We believe that our ability to compete depends upon many factors both within and outside our control, including:

       Our ability to attract and retain our network of investment professionals;

       The effectiveness, ease of use, performance and features of our technology and services;

       Client perceptions of the effectiveness of our services and technology;

       The price and quality of our services;

       Our ability to service our clients effectively and efficiently;

       The timing and acceptance of our new products and services and enhancements to existing products and services developed by us or our competitors; and

       Our reputation in the financial services industry.

    MUTUAL FUNDS. Mutual funds are continuously being introduced to the investing public. These funds are being offered by new, as well as existing, mutual fund companies. Many of our mutual fund competitors have greater financial, technical, marketing and distribution resources. We believe that we can become competitive through our sales force and through selling agreements with other broker-dealers.

HOW WE ARE REGULATED

    BROKER-DEALER REGULATION. The securities industry is subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for administering the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended. Our wholly-owned subsidiary, Investors Capital Corporation is a broker-dealer registered with the SEC. Under the Securities Exchange Act of 1934, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD.

    The NASD has established conduct rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. We are also subject to regulation under state law. We are currently registered as a broker-dealer in all 50 states, Puerto Rico and the District of Columbia.

    The SEC and other regulatory bodies in the United States have rules with respect to net capital requirements that affect our broker-dealer subsidiary. These rules are designed to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities, types of securities business conducted and the size of their customer business. These rules have the effect of requiring that a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration with the SEC and suspension and expulsion by the NASD and other regulatory bodies, and ultimately may require its liquidation. The rules could restrict underwriting, trading activities, our ability to withdraw capital, pay dividends, pay interest on and repay the principal of any debt, among other matters, that could be affected. On one occasion, due to a single-line accounting oversight item, we incurred non-compliance which was immediately corrected and is expected to be non-recurring.

    REGISTERED INVESTMENT ADVISER REGULATION. The Investment Advisers Act of 1940 regulates the registration of and the compensation that may be charged by an SEC registered investment adviser. Investment advisers are subject to the same oversight by the SEC and the various states as are broker-dealers. Investment advisers are required to register with the SEC, except those that are only required to register with the appropriate state regulatory agency, are required to periodically file reports and are subject to periodic or special examinations. Rules promulgated under the Advisers Act govern advertisements by investment advisers and the custody or possession of funds or securities of a client.

Most states require registration by investment advisers unless an exemption is available and impose annual registration fees. Some states also impose minimum capital requirements. There can be no assurance that compliance with existing and future requirements and legislation will not be costly and time consuming or otherwise adversely impact our business in this area.

    As a registered investment adviser under the Investment Advisers Act of 1940, our wholly-owned subsidiary, Eastern Point Advisors, is subject to regulations which cover various aspects of its business, including compensation arrangements. Under the Advisers Act, every investment advisory agreement with clients must expressly provide that such contract may not be assigned by the adviser without the consent of the client. Under the Investment Company Act of 1940, every investment adviser's agreement with a registered investment company must provide for the agreement's automatic termination in the event it is assigned. Under both the Advisers Act and the Investment Company Act, an investment advisory agreement is deemed to have been assigned when there is a direct or indirect transfer of the Agreement, including a direct assignment or a transfer of a "controlling block" of the adviser's voting securities or, under certain circumstances, upon the transfer of a "controlling block" of the voting securities of its parent corporation. A transaction is not, however, an assignment under the Advisers Act or the Investment Company Act if it does not result in a change of actual control or management of the investment adviser. Any assignment of Eastern Point Advisors' investment advisory agreements would require, as to any registered investment company client, the approval of a majority of its shareholders, and as to other advisory clients, the consent of such clients to such assignments.

    REGULATIONS APPLICABLE TO THE USE OF THE INTERNET. Due to the increasing popularity and use of the internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the internet or other online services covering issues such as user privacy, pricing, content copyrights and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.

    Also, the recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies. The applicability to the internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is also uncertain and may take years to resolve. Finally, as our services are available over the internet in multiple states, and as we have numerous clients residing in these states, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state. While Investors Capital Corporation is currently registered as a broker-dealer in all 50 states, Puerto Rico and the District of Columbia, we are qualified to do business as a foreign corporation in only a few states. Failure by our company to qualify as a broker-dealer in other jurisdictions or as an out-of-state or "foreign" corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify. Our business could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the applications of existing laws and regulations to the internet and other online services.

EMPLOYEES

    As of March 31, 2001, we have 46 full-time employees, all of which are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements with other individuals on an as-needed basis to assist with programming and developing proprietary technologies.

ITEM 2. DESCRIPTION OF PROPERTY.

    Our principal executive offices are located in a 7,600 square foot facility at 230 Broadway, Lynnfield, Massachusetts. This facility is comprised of several office condominiums owned by different entities, which lease the office space to the Company. A portion of the space which is leased to the Company, including Investors Capital Corporation and Eastern Point Advisors, is owned by Arlsburg Trust, the trustee of which is the principal stockholder of Holdings, and Investors Realty, LLC, the principal member of whom is the principal stockholder of Holdings. The remainder is leased from an unrelated entity. The combined current annual rent was $178,519 and is comparable to current market rates for similar space in our geographic area. The leases expire in August, 2003. In addition, the Company leases office space from the Arlsburg Trust for its investment center located in Topsfield, Massachusetts. Rent expense for the investment center was $27,000 for the year ended March 31, 2001.

ITEM 3. LEGAL PROCEEDINGS.

    Our broker-dealer subsidiary is currently engaged in one material NASD Arbitration in which four of our registered representatives are alleged to have made misrepresentations in the sale of unsecured promissory notes in a Florida company that has since filed for bankruptcy protection. Claimants' attorney has segregated this action into two separate complaints, Rimmler, et al. v. Investors Capital Corporation and Brown, et al. v. Investors Capital Corporation. Our broker-dealer did not pre-approve these sales, had no knowledge of them and further did not receive any compensation from these sales. We are involved in this matter under agency principles for our alleged failure to supervise the registered representatives involved. This action was originally filed with the NASD on February 3, 2000 in Boca Raton, Florida. Damages are alleged in the amount of approximately $830,000. We believe that we have an adequate defense to the allegations, we have vehemently denied any wrongdoing and will vigorously defend ourselves in this matter.

    On January 3, 2001, an action was brought against our broker-dealer subsidiary by 21st Century Group, Inc. in the Circuit Court of Sarasota, Florida seeking common law indemnification in the amount of $160,208. This indemnification action stems from an April 7, 1999 judgment against 21st Century for that amount rendered by the same court in the case of Crabill v. 21st Century Group, Inc. vs. Investors Capital Corp. Our broker-dealer subsidiary was named as a third-party defendant in this case which we successfully defended and the case against us was dismissed. As such, we believe this January 3, 2001 action is wholly without merit on grounds of estoppel and res judicata and are awaiting a determination on our motion to dismiss.

    Our broker-dealer is currently engaged in three civil actions in North Carolina arising from the same set of facts in which four of our registered representatives are alleged to have made misrepresentations in the sale of $635,000 of unsecured promissory notes in a company currently engaged in bankruptcy proceedings in New York. These three separate actions were filed on January 19, 2000 in the Superior Court of New Hanover County North Carolina as:
Pine Valley Church of Christ, Inc. v. Investors Capital Corp., et al., Thomas E. Brown v. Investors Capital Corp., et al., and Timothy N. Turner and Susan A Turner v. Investors Capital Corp., et al. Our broker-dealer did not pre-approve these sales, had no knowledge of them and further did not receive any compensation from these sales. We are involved in this matter under agency principles for our alleged failure to supervise the registered representatives involved. We believe that we have an adequate defense to the allegations, we have vehemently denied any wrongdoing and will vigorously defend ourselves in this matter.

    Our broker-dealer subsidiary, Investors Capital Corporation, has recently become engaged in a material NASD Arbitration in which one of our registered representatives is alleged to have made misrepresentations in the sale of unsecured promissory notes in a Florida company that has since filed for bankruptcy protection. This arbitration, Betty Umberto, Personal Representative of the Estate of George J. Umberto v. Investors Capital Corp. is similar in nature to Rimmler, et al. v. Investors Capital

Corporation and Brown, et al. v. Investors Capital Corporation. As with these cases, our broker-dealer did not pre-approve these sales, had no knowledge of them and further did not receive any compensation from these sales. We are involved in this matter under agency principles for our alleged failure to supervise the registered representative involved. This action was originally filed with the NASD on April 25, 2001, in Boca Raton, Florida. Damages are alleged in the amount of approximately $117,000. We believe that we have an adequate defense to the allegations, vehemently deny any wrongdoing and will vigorously defend ourselves in this matter.

    Our broker-dealer subsidiary, Investors Capital Corporation, has recently become engaged in a material NASD Arbitration in which three of our registered representatives are alleged to have made misrepresentations in the sale of unsecured promissory notes in a Florida company that has since filed for bankruptcy protection. This arbitration, Violet L. Wonus Trust v. Investors Capital Corp., Angela M. Staub, Virgil A. Smith and Charlotte Ann Tomaske, again is similar in nature to Rimmler, et al. v. Investors Capital Corporation and Brown, et al. v. Investors Capital Corporation. As with these cases, our broker-dealer did not pre-approve these sales, had no knowledge of them and further did not receive any compensation from these sales. We are involved in this matter under agency principles for our alleged failure to supervise the registered representatives involved. This action was originally filed with the NASD on May 4, 2001, in Boca Raton, Florida. Damages are alleged in the amount of approximately $47,000. We believe that we have an adequate defense to the allegations, vehemently deny any wrongdoing and will vigorously defend ourselves in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders of Investors Capital Holdings, Ltd. during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Investors Capital Holdings' common stock began trading on The American Stock Exchange (AMEX) under the symbol "ICH" on February 8, 2001. Prior to such date, there was no established public trading market for the common stock. For a description of the use of proceeds from the Offering see Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources, included elsewhere in this Form 10-KSB. As of June 29, 2001, there were approximately 73 stockholders of record and 5,708,311 shares outstanding. However, our transfer agent is currently conducting a broker search, the result of which, we believe, will significantly increase the number of stockholders of record.

    The following table presents the high and low closing prices for the common stock of Investors Capital Holding, Ltd. on the AMEX for the period indicated.

                                                                HIGH       LOW
                                                              --------   --------
2001
For the period from February 8, 2001 through March 31,
  2001......................................................   $8.00      $5.55

    Investors Capital Holdings, Ltd. did not pay dividends for the year ended March 31, 2001. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. See Regulation and Management's Discussion and Analysis--Liquidity and Capital Resources, included elsewhere in this Form 10-KSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

    We are a financial services holding company that, through our subsidiaries, provides investment advisory, insurance, financial planning and related services. We operate in a highly regulated and competitive industry, that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition and investor preferences.

    Our revenues and net earnings may be either enhanced or diminished from period to period by any one of or by a multiple of these external factors.

    In addition, the passage of the Graham-Leach-Bliley Act in November of 1999 repealed depression-era laws that separated commercial, investment banking and insurance activities. Such repeal may result in the intensification of the environment in which we compete by increasing the number of companies doing business in the financial services arena.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2000

    Consolidated operating loss of $168,510 for the year ended March 31, 2001 increased by $241,945, or 329.5%, as compared to consolidated operating income of $73,435 for the year ended March 31, 2000. This decrease in consolidated operating income, after the elimination of all intersegment revenues and expenses, was attributable to a $169,817 decrease in operating income provided by the Company's subsidiary, Eastern Point Advisors (EPA) and a $88,279 decrease in operating income provided by Investors Capital Holdings, Ltd. (ICH), on a stand-alone basis. Offsetting these decreases was an increase of $16,151 in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC). The $169,817 decrease in operating income provided by EPA was mainly attributable to a one-time charge of $110,000 to write-off promotional expenses incurred by the Investors Capital Internet and Technology mutual fund. The remaining decrease of $59,817 in operating income provided by EPA was due to increases in salary and marketing expenses in anticipation of an expanding market. The $88,279 decrease in operating income provided by ICH was mainly attributable to an increase in salary expense.

    Consolidated commissions and advisory fee income of $29,829,272 for the year ended March 31, 2001 increased by $5,936,976, or 24.8%, as compared to consolidated commissions and advisory fee income of $23,892,296 for the year ended March 31, 2000. This increase in gross revenues, after the elimination of all intersegment revenues and expenses, was attributable to a $5,401,267 increase in revenues provided by ICC, a $526,864 increase in advisory fee income provided by EPA and an $8,845 increase in other income provided by ICH, on a stand-alone basis. The increase of $5,401,267 in gross revenues provided by ICC was mainly driven by an increase in the sale of mutual fund and variable annuity products, which have historically been ICC's main source of revenues.

    Consolidated commissions and advisory fee expense of $24,582,591 for the year ended March 31, 2001 increased by $4,798,435, or 24.3%, as compared to consolidated commissions and advisory fee expense of $19,784,156 for the year ended March 31, 2000. This increase, after the elimination of all intersegment revenues and expenses, was attributable to a $4,513,336 increase in commission expense incurred by ICC, a $264,175 increase in advisory fee expense provided by EPA and a $20,924 increase in commission expense incurred by ICH, on a stand-alone basis. The increase of $4,513,336 in commission expense incurred by ICC was the direct result of the $5,401,267 increase in gross revenues incurred by ICC. The increase of $4,513,336 accounted for approximately 85%, the average payout, of the $5,401,267 increase in gross revenues.

    Consolidated administrative expenses of $4,220,567 for the year ended
March 31, 2001 increased by $1,040,775, or 32.7%, as compared to consolidated administrative expenses of $3,179,792 for the year ended March 31, 2000. This increase, after the elimination of all intersegment revenues and expenses, was attributable to a $619,625 increase in administrative expenses incurred by ICC, a $309,002 increase in administrative expenses incurred by EPA and a $112,148 increase in administrative expenses incurred by ICH, on a stand-alone basis. The increase of $619,625 in administrative expenses incurred by ICC was mainly the result of an $482,238 increase in payroll and payroll related expenses. The increase of $309,002 in administrative expenses incurred by EPA was mainly the result of a $213,653 increase in payroll and payroll related expenses. In both instances, ICC and EPA had expanded their human resources in anticipation of an expanding market.

    Consolidated selling expenses of $1,194,624 for the year ended March 31, 2001 increased by $339,711, or 39.7%, as compared to consolidated selling expenses of $854,913 for the year ended March 31, 2000. This increase, after the elimination of all intersegment revenues and expenses, was attributable to a $252,155 increase in selling expenses incurred by ICC, a $123,504 increase in selling expenses incurred by EPA and a $35,948 decrease in selling expenses incurred by ICH, on a stand-alone basis. The increase of $252,155 in selling expenses incurred by ICC was mainly the result of an increase in advertising costs of $219,893 in anticipation of an expanding market. The increase of $123,504 in selling expenses incurred by EPA was mainly the result of a one-time charge of $110,000 to write-off promotional expenses incurred in support of the Investors Capital Internet and Technology Fund. Due to the liquidation of the Fund, it was determined that EPA would not be reimbursed for these expenses.

    Consolidated net loss of $104,306 for the year ended March 31, 2001 increased by $162,683, or 278.7%, as compared to consolidated net income of $58,377 for the year ended March 31, 2000. This $162,683 decrease in net earnings, after the elimination of all intersegment revenues and expenses, was attributable to a $152,514 decrease in net income provided by ICH, on a stand-alone basis, a $79,943 decrease in net income provided by EPA and a $69,774 increase in net income provided by ICC. The $152,514 decrease in net income provided by ICH, on a stand-alone basis, was mainly attributable to an increase in payroll and payroll related expenses. The $79,943 decrease in net income provided by EPA was mainly the result of an increase in payroll and payroll related expenses and the one-time charge of $110,000 to write off the promotional expenses incurred in support of the Investors Capital Internet and Technology Fund. The $69,774 increase in net income provided by ICC was mainly the result of an increase in interest income.

    Consolidated income taxes of $14,000 for the year ended March 31, 2001 decreased by $69,000, or 83.1%, as compared to consolidated income taxes of $83,000 for the year ended March 31, 2000. This decrease in income tax expense was mainly attributable to the increase in operating loss for the year.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1999

    Our total revenue for the fiscal year ended March 31, 2000 was $23,892,296 as compared to $15,724,649 for the fiscal year ended March 31, 1999; an increase of $8,167,647 or 51.9%. This increase in revenue was primarily due to an increase in commission revenue and investment advisory fee income.

    Total commission revenue for the broker-dealer increased by $8,121,896 or 56.0% to $22,613,193 for the period ended March 31, 2000 from $14,491,297 for the period ended March 31, 1999. Commission revenue from the sale of mutual funds increased by $1,775,610 or 30.0% to $7,693,418 for the period ended
March 31, 2000 from $5,917,808 for the period ended March 31, 1999. Commission revenue from the sale of variable annuity products increased by $5,686,301, or 87.0% to $12,219,534 for the period ended March 31, 2000 from $6,533,233 for the period ended March 31, 1999. This overall increase in commission revenue was due primarily to the increase in and maturation of our sales and marketing staff.

    Total expenses increased by $8,027,478, or 55.9% to $22,384,139 for the period ended March 31, 2000 from $14,356,661 for the period ended March 31, 1999. Expenses increased in all areas due to our expanded operations and marketing efforts, increases in staffing, costs associated with the settlement of certain litigation and the development and subsequent launch of two mutual funds.

    Commissions and advisory fees paid to our sales force increased by $6,939,393 or 54.0% to $19,784,156 for the period ended March 31, 2000 from
$12,844,763 for the period ended March 31, 1999. As a percentage of revenue, these expenses increased by 1.1% for the period ended March 31, 2000 when compared to the period ended March 31, 1999.

    Compensation and benefits increased by $603,379 or 56.5% to $1,672,020 for the period ended March 31, 2000 from $1,068,641 for the period ended March 31, 1999. As a percentage of revenue, these expenses increased by 0.20% for the fiscal year ended March 31, 2000 when compared to the fiscal year ended
March 31, 1999. This increase in compensation and benefits is primarily attributable to increased sales and the addition of 12 new salaried employees during the fiscal year ended March 31, 2000. We employed 27 salaried employees on March 31, 1999 and 39 salaried employees on March 31, 2000.

    Our income tax provision decreased from $137,500 for the fiscal year ended March 31, 1999 to $83,000 for the fiscal year ended March 31, 2000.

    Our net income decreased by $48,878 or 45.6% to $58,377 for the period ended March 31, 2000 from $107,255 for the period ended March 31, 1999. This change is a direct result of our mutual fund start-up costs of $83,000, of which we had no similar expenses for the fiscal year ended, March 31, 1999. This change is also a result of the costs associated with the settlement of certain litigation for $165,000 of which we, again, had no similar expense for the year ended
March 31, 1999.

    Total comprehensive income for the period ended March 31, 2000 was $90,325, which includes an unrealized gain on marketable securities in the amount of $31,948. We had no other comprehensive income for the period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We believe that return on equity primarily is based on the use of capital in an efficient manner. Historically, we have financed our operations primarily through private equity and internally generated cash flow and not by incurring debt.

    As of March 31, 2001, cash and cash equivalents totaled $7,180,340 as compared to $844,603 as of March 31, 2000. Working capital as of March 31, 2001 was $7,395,259 as compared to $1,082,349 as of March 31, 2000. Our ratio of current assets to current liabilities was 4.14 to 1 as of March 31, 2001 as compared to 1.49 to 1 as of March 31, 2000.

    As of March 31, 2001, our net capital ratio for the broker-dealer was 7.42 to 1 as compared to (17.0) to 1 for our fiscal year ended March 31, 2000. The SEC requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of March 31, 2001, we had net capital of $311,295 as compared to net capital of ($110,386) as of

March 31, 2000. This resulted in excess net capital of $157,254 and a net capital deficiency of $235,804, respectively, for the applicable years.

    Net cash used for operating activities was $325,681 for the year ended March 31, 2001 as compared to net cash provided by operating activities of $20,953 for the year ended March 31, 2000. This decrease in cash flow provided by operating activities was primarily the result of a decrease in commissions payable. This decrease in commissions payable was the result of a declining market over the last several months, in addition to the automation of the commission payment system which pays commissions on a more timely basis.

    Net cash used for investing activities was $139,592 for the year ended March 31, 2001 as compared to $591,689 for the year ended March 31, 2000. This increase in cash flow from investing activities was the result of a decrease in plant and equipment acquisitions, a decrease in the purchase of investments and a decrease in cash used for the clearing deposits required by our broker-dealer's clearing firm.

    Net cash provided by financing activities was $6,801,010 for the year ended March 31, 2001 as compared to $302,805 for the year ended March 31, 2000. This increase in cash provided by financing activities was the result of our Company's initial public offering on February 8, 2001. The initial public offering and overallotment offering raised a total of $8,504,000 of which $7,350,480 was paid directly to the Company.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of SFAS No. 133". These statements outline the accounting treatment for all derivative activity. We do not use derivative instruments and these accounting statements will not have an effect on us.

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. We adopted this statement beginning in fiscal 1999.

EFFECTS OF INFLATION

    Investors Capital Holdings' assets are primarily liquid in nature and are not significantly affected by inflation. Management believes that the replacement cost of property and equipment will not materially affect operating results. However, the rate of inflation affects our expenses, including employee compensation and benefits, communications and occupancy, which may not be readily recoverable through charges for services provided.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Investors Capital Holdings, Ltd., and Subsidiaries
Lynnfield, Massachusetts

    We have audited the accompanying consolidated balance sheets of INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES as of March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Providence, Rhode Island
May 29, 2001

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,
                                                                 2001          2000
                                                              -----------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 7,180,340   $  844,603
  Securities................................................      168,193      253,087
  Deposits with clearing organizations......................      175,000      175,000
  Accounts receivable.......................................    1,914,504    1,721,370
  Receivables from related parties..........................      109,327       90,280
  Prepaid expenses..........................................      102,589       77,376
  Prepaid income taxes......................................       88,123      138,985
  Deferred income taxes.....................................        9,000        2,000
                                                              -----------   ----------
    TOTAL CURRENT ASSETS....................................    9,747,076    3,302,701
                                                              -----------   ----------
PROPERTY AND EQUIPMENT, NET.................................      439,589      397,751
                                                              -----------   ----------
OTHER ASSETS:
  Other assets..............................................      304,725      353,613
  Deferred income taxes.....................................       31,000       46,000
                                                              -----------   ----------
    TOTAL OTHER ASSETS......................................      335,725      399,613
                                                              -----------   ----------
    TOTAL ASSETS............................................  $10,522,390   $4,100,065
                                                              ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Commissions payable.......................................  $ 1,133,101   $1,455,231
  Notes payable.............................................      454,262       71,040
  Accounts payable..........................................      637,736      544,544
  Accrued expenses..........................................      121,718      127,537
  Deferred income taxes.....................................        5,000       22,000
                                                              -----------   ----------
    TOTAL CURRENT LIABILITIES...............................    2,351,817    2,220,352
                                                              -----------   ----------
LONG-TERM LIABILITIES:
  Deferred income taxes.....................................       48,000       33,000
                                                              -----------   ----------
    TOTAL LIABILITIES.......................................    2,399,817    2,253,352
                                                              -----------   ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 10,000,000 shares at March 31, 2001 and 5,250,000 shares at March 31,
    2000, issued and outstanding 5,708,311 and 4,645,311
    shares, respectively, at March 31, 2001 and 2000........       42,258       31,628
  Additional paid-in capital................................    8,151,760    1,744,602
  Retained earnings.........................................      (65,771)      38,535
  Accumulated other comprehensive income....................       (5,674)      31,948
                                                              -----------   ----------
    TOTAL STOCKHOLDERS' EQUITY..............................    8,122,573    1,846,713
                                                              -----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $10,522,390   $4,100,065
                                                              ===========   ==========

                See Notes to Consolidated Financial Statements.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED
                                                              -------------------------
                                                               MARCH 31,     MARCH 31,
                                                                 2001          2000
                                                              -----------   -----------
COMMISSION AND ADVISORY FEE INCOME..........................  $29,829,272   $23,892,296
COST OF COMMISSION AND ADVISORY FEES........................   24,582,591    19,784,156
                                                              -----------   -----------
GROSS PROFIT................................................    5,246,681     4,108,140
                                                              -----------   -----------
SELLING AND ADMINISTRATIVE EXPENSES:
  Administrative............................................    4,220,567     3,179,792
  Selling...................................................    1,194,624       854,913
                                                              -----------   -----------
    TOTAL SELLING AND ADMINISTRATIVE EXPENSES...............    5,415,191     4,034,705
                                                              -----------   -----------
OPERATING (LOSS) INCOME.....................................     (168,510)       73,435
                                                              -----------   -----------

OTHER INCOME (EXPENSE):
  Interest income...........................................       99,780        69,064
  Interest expense..........................................      (21,576)      (13,130)
  Realized gain on sale of investments......................                     12,008
                                                              -----------   -----------
    NET OTHER INCOME........................................       78,204        67,942
                                                              -----------   -----------
(LOSS) INCOME BEFORE TAXES..................................      (90,306)      141,377
PROVISION FOR INCOME TAXES..................................      (14,000)      (83,000)
                                                              -----------   -----------
NET (LOSS) INCOME...........................................  $  (104,306)  $    58,377
                                                              ===========   ===========

EARNINGS PER COMMON SHARE--NOTE 11

BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  Operating (loss) income...................................  $      (.04)  $       .02
  Net (loss) income.........................................  $      (.02)  $       .02

SHARE DATA:

WEIGHTED AVERAGE SHARES USED IN BASIC (LOSS) EARNINGS PER
  COMMON SHARE CALCULATIONS.................................    4,789,007     4,609,491
PLUS: INCREMENTAL SHARES FROM ASSUMED CONVERSION OF STOCK
  OPTIONS...................................................      122,257       173,000
                                                              -----------   -----------
WEIGHTED AVERAGE SHARES USED IN DILUTED (LOSS) EARNINGS PER
  COMMON SHARE CALCULATIONS.................................    4,911,264     4,782,491
                                                              ===========   ===========

                See Notes to Consolidated Financial Statements.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     COMMON STOCK       ADDITIONAL   RETAINED    ACCUMULATED OTHER
                                 --------------------    PAID-IN     EARNINGS      COMPREHENSIVE
                                  SHARES      AMOUNT     CAPITAL     (DEFICIT)     INCOME (LOSS)       TOTAL
                                 ---------   --------   ----------   ---------   -----------------   ----------
BALANCE AT APRIL 1, 1999.......  4,573,671   $30,814    $1,486,151   $(19,842)        $    --        $1,497,123

Additional capital.............     71,640       814       258,451                                      259,265

Comprehensive income:
  Net income...................                                        58,377                            58,377
  Other comprehensive income:
  Net unrealized gains.........                                                        31,948            31,948
                                 ---------   -------    ----------   --------         -------        ----------
BALANCE AT MARCH 31, 2000......  4,645,311    31,628     1,744,602     38,535          31,948         1,846,713

Additional capital.............  1,063,000    10,630     6,407,158                                    6,417,788

Comprehensive income:
  Net loss.....................                                      (104,306)                         (104,306)
  Other comprehensive income:
  Net unrealized losses........                                                       (37,622)          (37,622)
                                 ---------   -------    ----------   --------         -------        ----------
BALANCE AT MARCH 31, 2001......  5,708,311   $42,258    $8,151,760   $(65,771)        $(5,674)       $8,122,573
                                 =========   =======    ==========   ========         =======        ==========

                See Notes to Consolidated Financial Statements.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2001        2000
                                                              ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $ (104,306)  $  58,377
  Adjustments to reconcile net (loss) income to net cash
    (used for) provided by operating activities:
    Depreciation............................................      79,382      52,986
    Deferred income taxes...................................       6,000       7,500
    Unrealized loss (gain)..................................      65,644     (24,000)
  Changes in assets and liabilities:
    Accounts receivable.....................................    (193,134)   (526,550)
    Receivables from related parties........................     (19,047)    (62,441)
    Prepaid expenses........................................     (25,213)     34,315
    Prepaid income taxes....................................      50,862    (138,985)
    Other assets............................................      48,888    (159,142)
    Accounts payable........................................      93,192     264,530
    Accrued expenses........................................      (5,819)    122,523
    Income taxes payable....................................                 (84,965)
    Commissions payable.....................................    (322,130)    476,805
                                                              ----------   ---------
      NET CASH (USED FOR) PROVIDED BY OPERATING
        ACTIVITIES..........................................    (325,681)     20,953
                                                              ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (121,220)   (244,550)
  Purchase of investments...................................     (18,372)   (197,139)
  Deposits with clearing organizations......................                (150,000)
                                                              ----------   ---------
      NET CASH USED FOR INVESTING ACTIVITIES................    (139,592)   (591,689)
                                                              ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock................      10,630         814
  Additional paid-in capital................................   6,407,158     258,451
  Deferred stock offering costs.............................                 (27,500)
  Proceeds from notes payable...............................     558,225      71,040
  Payments on notes payable.................................    (175,003)
                                                              ----------   ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.............   6,801,010     302,805
                                                              ----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   6,335,737    (267,931)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     844,603   1,112,534
                                                              ----------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $7,180,340   $ 844,603
                                                              ==========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest..................................................  $   21,576   $  13,130
                                                              ==========   =========
  Income taxes..............................................  $   72,200   $ 319,747
                                                              ==========   =========

                See Notes to Consolidated Financial Statements.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Investors Capital Holdings, Ltd. (the Company) and its wholly-owned subsidiaries, Investors Capital Corporation (ICC), Eastern Point Advisors, Inc.
(EPA) and ICC Insurance Agency, Inc. are engaged throughout the United States in the financial services industry as general securities brokers and asset managers.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ICC, EPA and ICC Insurance Agency. All significant inter-company items and transactions have been eliminated in the consolidation.

REVENUE RECOGNITION

    Securities transactions and related commission revenues and expenses are recorded on a settlement date basis. The Company earns an advisory fee based on a client's portfolio value on portfolios managed by EPA. These fees are recorded under the accrual method.

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flow, cash and cash equivalents include cash in checking and savings accounts and short-term investments with original maturities of three months or less.

OTHER ASSETS

    Other assets are summarized as follows:

                                                          MARCH 31,   MARCH 31,
                                                            2001        2000
                                                          ---------   ---------
Miscellaneous noncurrent receivables....................  $ 98,248    $232,354
Other...................................................   206,477     121,259
                                                          --------    --------
  Total.................................................  $304,725    $353,613
                                                          ========    ========

FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments, which includes cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair value at the balance sheet date due to their short-term nature.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVESTMENTS

    The carrying amount and fair value of investment securities at March 31, 2001 are as follows:

                                                             GROSS
                                                           UNREALIZED
                                                  COST       (LOSS)     FAIR VALUE
                                                --------   ----------   ----------
Securities available for sale:
  Common stock................................  $205,815    $(37,622)    $168,193
                                                ========    ========     ========

    The carrying amount and fair value of investment securities at March 31, 2000 are as follows:

                                                             GROSS
                                                           UNREALIZED
                                                  COST        GAIN      FAIR VALUE
                                                --------   ----------   ----------
Securities available for sale:
  Common stock................................  $197,139     $55,948     $253,087
                                                ========     =======     ========

PROPERTY AND EQUIPMENT

    Furniture, equipment and leasehold improvements are stated at cost. Maintenance and repairs are charged to operations. Depreciation is provided utilizing the straight-line method over their useful lives, generally 7 years.

COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components. This statement requires that an enterprise classify items of other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The Company's other comprehensive income represents the unrealized gain (loss) on securities available for sale in addition to net income.

INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109 which requires the establishment of a deferred tax asset or liability for the recognition of future deductions or taxable amounts, and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of the change in deferred asset or liability during the year.

BUSINESS DEVELOPMENT

    The Company expenses all promotional costs as incurred and advertising costs upon first exhibition of the advertisement. Substantially all business development costs relate to advertising. Business development expenses amounted to $620,553 and $379,894 for the years ended March 31, 2001 and 2000, respectively.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SEGMENT REPORTING

    The Company adopted SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.
SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect the Company's financial position or results of operations, but did affect the disclosure of segment information.

RECLASSIFICATIONS

    Certain amounts from prior years have been reclassified for consistency with current year presentation. Commission revenue and commission expense were understated by the same amount for the year ended March 31, 2000 due to the method by which intercompany revenues and expenses were eliminated. Commission and advisory fee income for the year ended March 31, 2000 was previously reported at $22,457,574 and has been changed to $23,892,296. Cost of commission and advisory fees for the year ended March 31, 2000 was previously reported at $18,349,434 and has been changed to $19,784,156. These changes had no effect on net income or earnings per share.

2. TRANSACTIONS WITH RELATED PARTIES

    The Company leases office space from the Arlsburg Trust, the trustee of whom is the principal stockholder of the Company and from Investors Realty, LLC, the principal member of whom is the principal stockholder of the Company. For the years ended March 31, 2001 and 2000, rent of $163,019 and $114,454, respectively, was paid to these entities.

    ICC Insurance Agency, Inc., the sole stockholders of which are the principal stockholders of the Company, facilitates the sale of insurance and annuity products. One hundred percent of all funds realized by this entity flow through as revenue to ICC. Effective August 9, 2000, the Company's Board of Directors approved the stock purchase agreement between the Company's principal stockholders and the Company, whereby the Company purchased all of the common stock of ICC Insurance Agency for $100,000.

    The Company is owed money pursuant to demand notes from senior executives, which accrue interest at 8% per year. As of March 31, 2001 and 2000, the balances of the notes were $109,327 and $90,280, respectively.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

2. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
    Investors Marketing Services, Inc. is jointly owned by the Company's principal stockholder, Theodore E. Charles and his spouse, Janice M. Charles. This entity performs a fulfillment function for our subsidiaries by preparing, collating and mailing registration kits to registered representatives, and creates graphics and other art work for various marketing materials produced for these subsidiaries. It also prepares the assembly, shipping and postage of literature pertaining to the subsidiaries. For the years ended March 31, 2001 and 2000, the cost paid for these services was $221,091 and $28,471, respectively.

3. NET CAPITAL

    ICC is subject to the Securities and Exchange Commission's regulations and operating guidelines, which require ICC to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1.

    ICC's net capital as computed under 15c3-1 was $311,295 at March 31, 2001 which resulted in excess net capital of the required net capital of $154,041 in the amount of $157,254. The ratio of aggregate indebtedness to capital at March 31, 2001 was 7.42 to 1. ICC's net capital as computed under 15c3-1 was $(110,386) at March 31, 2000 which resulted in a net capital deficiency of the required net capital of $125,418 in the amount of $235,804. The ratio of aggregate indebtedness to capital at March 31, 2000 was (17.0) to 1.

4. CASH AND CASH EQUIVALENTS

    At March 31, 2001, the carrying amount of the Company's deposits was $7,180,340 and the bank balance was $8,156,863. Of the bank balance, $333,561 was covered by federal depository insurance and $7,823,302 was uninsured. However, pursuant to a written agreement with Revere Federal Savings, dated April 2, 2001, Federal Home Loan Bank bonds have been pledged as collateral. The collateral has a market value of $7,000,000 as of March 31, 2001. The agreement expires on April 30, 2002.

    At March 31, 2000, the carrying amount of the Company's deposits was $844,603 and the bank balance was $1,117,286. Of the bank balance, $346,836 was covered by federal depository insurance and $770,450 was uninsured.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

5. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                         MARCH 31,   MARCH 31,
                                                           2001        2000
                                                         ---------   ---------
Equipment..............................................  $ 259,278   $212,643
Furniture and fixtures.................................    177,979    137,654
Leasehold improvements.................................    178,808    144,548
                                                         ---------   --------
  TOTAL PROPERTY AND EQUIPMENT.........................    616,065    494,845
Less: accumulated depreciation.........................   (176,476)   (97,094)
                                                         ---------   --------
  NET PROPERTY AND EQUIPMENT...........................  $ 439,589   $397,751
                                                         =========   ========

    Depreciation expense for the years ended March 31, 2001 and 2000 was $79,382 and $52,986, respectively.

6. INCOME TAX MATTERS

    Income tax expense consisted of the following:

                                                          MARCH 31,   MARCH 31,
                                                            2001        2000
                                                          ---------   ---------
CURRENT TAX EXPENSE (REFUND):
  Federal...............................................  $(21,000)   $ 66,500
  State.................................................    18,000      31,000
                                                          --------    --------
    TOTAL...............................................    (3,000)     97,500
                                                          --------    --------

DEFERRED TAX EXPENSE (REFUND):
  Federal...............................................    14,000     (10,500)
  State.................................................     3,000      (4,000)
                                                          --------    --------
    TOTAL...............................................    17,000     (14,500)
                                                          --------    --------
INCOME TAX EXPENSE......................................  $ 14,000    $ 83,000
                                                          ========    ========

    Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of net operating loss carryforwards, unrealized gains, mutual fund start up costs and differences between depreciation expense for financial statement purposes versus tax return purposes.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

6. INCOME TAX MATTERS (CONTINUED)
    Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:

                                                       MARCH 31, 2001
                                              ---------------------------------
                                               ASSET      LIABILITY      NET
                                              --------   -----------   --------
Federal.....................................  $24,000      $42,000     $(18,000)
State.......................................   16,000       11,000        5,000
                                              -------      -------     --------
  TOTAL.....................................  $40,000      $53,000     $(13,000)
                                              =======      =======     ========

                                                       MARCH 31, 2000
                                              ---------------------------------
                                               ASSET      LIABILITY      NET
                                              --------   -----------   --------
Federal.....................................  $35,000      $43,000     $ (8,000)
State.......................................   13,000       12,000        1,000
                                              -------      -------     --------
  TOTAL.....................................  $48,000      $55,000     $ (7,000)
                                              =======      =======     ========

    A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate is as follows:

                                                                YEAR ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Tax at U.S. statutory rate................................  $(7,000)   $61,000
State taxes, net of federal benefit.......................   21,000     18,000
Other.....................................................               4,000
                                                            -------    -------
  TOTAL...................................................  $14,000    $83,000
                                                            =======    =======

7. SEGMENT INFORMATION

    The Company's reportable segments include investment services offered through ICC and asset management services offered through EPA. This investment services segment includes securities, insurance, financial planning and related services. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generates recurring annual revenue from fees received on the management of customer accounts. EPA provides asset management and portfolio design services to two mutual funds and a variety of investors.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

7. SEGMENT INFORMATION (CONTINUED)
    Segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenues and expenses, and receivables and payables, are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:

                                                      MARCH 31,     MARCH 31,
                                                        2001          2000
                                                     -----------   -----------
NON-INTEREST REVENUES:
  ICC..............................................  $26,927,903   $21,526,636
  EPA..............................................    2,892,524     2,365,660
  ICH..............................................        8,845
                                                     -----------   -----------
    TOTAL..........................................  $29,829,272   $23,892,296
                                                     ===========   ===========

INTEREST INCOME:
  ICC..............................................  $    93,467   $    45,517
  EPA..............................................
  ICH..............................................        6,313        23,547
                                                     -----------   -----------
    TOTAL..........................................  $    99,780   $    69,064
                                                     ===========   ===========

INCOME (LOSS):
  ICC..............................................  $   418,739   $   348,965
  EPA..............................................       38,607       118,550
  ICH..............................................     (561,652)     (409,138)
                                                     -----------   -----------
    TOTAL..........................................  $  (104,306)  $    58,377
                                                     ===========   ===========

YEAR-END TOTAL ASSETS:
  ICC..............................................  $ 2,292,342   $ 2,603,899
  EPA..............................................      800,406       609,636
  ICH..............................................    7,429,642       886,530
                                                     -----------   -----------
    TOTAL..........................................  $10,522,390   $ 4,100,065
                                                     ===========   ===========

8. CONCENTRATIONS OF CREDIT RISK

    The Company is engaged in various trading and brokerage activities whose counterparties primarily include the general public. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the credit worthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standings of each counterparty with which it conducts business.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

9. COMMITMENTS AND CONTINGENCIES

    The Company has been named a defendant in certain legal actions arising primarily from securities and activities, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions will be resolved with no material adverse effect on the financial statements of the Company. However, if during any period a potential adverse contingency should become probable, the results of operations in that period could be materially affected.

    The Company leases office space in Lynnfield, Massachusetts. The facility lease, which was entered into on August 15, 1998 and expires in August, 2003 is classified as an operating lease. Rent for the years ended March 31, 2001 and 2000 totaled $42,500 and $41,652, respectively.

    Future minimum lease payments are as follows:

2002........................................................  $ 43,000
2003........................................................    43,000
2004........................................................    18,000
                                                              --------
  Total.....................................................  $104,000
                                                              ========

10. STOCK OPTION PLANS

1994 STOCK OPTION PLAN

    As of September 1, 1994, the Company issued a stock option plan (the "1994 Plan") which provides for the granting of options to an officer of the Company. Following a three for two stock split in 1997, a maximum of 150,000 shares of common stock may be issued under the 1994 Plan. The number of shares and grant date are determined at the discretion of the Company's Board of Directors.

    A summary of option transactions for the 1994 Plan during the years ended March 31, 2001 and 2000 is shown below:

                                                                      WEIGHTED-
                                                         NUMBER        AVERAGE
                                                        OF SHARES   EXERCISE PRICE
                                                        ---------   --------------
Outstanding at April 1, 1999..........................   150,000         $1.00
Granted...............................................
Exercised.............................................
Canceled..............................................
                                                         -------
Outstanding at March 31, 2000.........................   150,000         $1.00
Granted...............................................
Exercised.............................................
Canceled..............................................
                                                         -------
Outstanding at March 31, 2001.........................   150,000         $1.00
                                                         =======
Available for issuance at March 31, 2001 and 2000.....         0
                                                         =======

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

10. STOCK OPTION PLANS (CONTINUED)
1996 STOCK OPTION PLAN

    As of October 1, 1997, the Board of Directors issued an incentive stock option plan (the "1996 Plan"). Key employees and associates are eligible to receive options and the aggregate number of shares to be delivered under the 1996 Plan shall not exceed 300,000 shares. Each option shall be granted, and the number of shares and the vesting schedules of such shares subject thereto shall be determined by the Board.

    A summary of option transactions for the 1996 Plan during the years ended March 31, 2001 and 2000 is shown below:

                                                                      WEIGHTED-
                                                         NUMBER        AVERAGE
                                                        OF SHARES   EXERCISE PRICE
                                                        ---------   --------------
Outstanding at April 1, 1999..........................    23,000         $3.34
Granted...............................................
Exercised.............................................
Canceled..............................................
                                                         -------
Outstanding at March 31, 2000.........................    23,000         $3.34
Granted...............................................   277,000
Exercised.............................................
Canceled..............................................
                                                         -------
Outstanding at March 31, 2001.........................   300,000         $4.55
                                                         =======
Available for issuance at March 31, 2001..............         0
                                                         =======
Available for issuance at March 31, 2000..............   277,000
                                                         =======

    A summary of options outstanding as of March 31, 2001 is shown below:

                                                                   NUMBER OF SHARES
                                                  EXERCISE PRICE     OUTSTANDING
                                                  --------------   ----------------
                                                      $  3.34           23,000
                                                      $  8.00          277,000
                                                                       -------
Total...........................................                       300,000
                                                                       =======

2001 STOCK OPTION PLAN

    As of March 12, 2001, the Board of Directors issued an incentive stock option plan (the "2001 Plan"). Key employees and associates are eligible to receive options and the aggregate number of shares to be delivered under the 2001 Plan has not yet been determined. Each option shall be granted, and the number of shares and the vesting schedules of such shares subject thereto shall be determined by the Board.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

10. STOCK OPTION PLANS (CONTINUED)
    A summary of option transactions for the 2001 Plan during the year ended March 31, 2001 is shown below:

                                                                      WEIGHTED-
                                                         NUMBER        AVERAGE
                                                        OF SHARES   EXERCISE PRICE
                                                        ---------   --------------
Outstanding at April 1, 2000..........................
Granted...............................................   35,100
Exercised.............................................
Canceled..............................................
                                                         ------
Outstanding at March 31, 2001.........................   35,100          $8.00
                                                         ======

    The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company has elected to apply Accounting Principles Board Opinion 25 and the related Interpretations in accounting for stock options issued to employees. Accordingly, the Company does not recognize compensation cost in connection with its employee stock options. If the Company had elected to recognize compensation cost for employee stock options based on the fair value at the grant date as prescribed by SFAS No. 123, net income and earnings per share (basic and diluted) would have been reduced by approximately $284,000 and $0.06, respectively, for the year ended March 31, 2001. Net income and earnings per share (basic and diluted) would not have been reduced for the year ended
March 31, 2000 due to the fact that there were no stock options granted during that year.

    The fair value of options granted to employees in 2001 is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

Dividend yield..............................................       0%
Volatility..................................................   20.62%
Risk-free interest rate.....................................    5.75%
Expected life in years......................................       5

11. EARNINGS PER SHARE

    The Company has adopted SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share. It requires presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of shares outstanding for the period (the denominator). The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common securities had been converted into common stock.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

11. EARNINGS PER SHARE (CONTINUED)
    The following shares of stock options were included in the computation of diluted EPS:

                                                           MARCH 31,   MARCH 31,
                                                             2001        2000
                                                           ---------   ---------
Stock options............................................   173,000     173,000
                                                            =======     =======

12. RETIREMENT PLAN

    The Company adopted a 401(k) retirement plan effective January 1, 1998. The plan covers all employees with at least one or more years of service. Employees employed on the plan's effective date do not have to satisfy the service requirement. The Company's contribution is based on matching 100% of the first 3% of salary deferral elected by each eligible employee. The Company's contribution for the years ended March 31, 2001 and 2000 was $27,649 and $18,433, respectively.

13. DEFERRED COMPENSATION PLAN

    On March 20, 2001, at a special meeting of the Board of Directors, the Board adopted a non-qualified deferred compensation plan for the principal stockholder, President and Chief Executive Officer, Theodore E. Charles effective April 1, 2001. Under the terms of this plan, Mr. Charles will annually defer $100,000 of his salary in return for the Company's unsecured promise to pay him a retirement benefit upon his retirement on or after attaining age 60. The amount of this retirement benefit will be determined solely by the investment performance of the amount deferred by Mr. Charles and invested by the Company. This retirement benefit will be paid to Mr. Charles, at his election, either in a lump sum or in installments over a period of 10 years. Should
Mr. Charles die prior to reaching retirement, his designated beneficiary will receive a pre-retirement death benefit calculated in exactly the same manner. This non-qualified deferred compensation plan is one in which Mr. Charles is electing to defer current salary. There are no additional corporate funds being contributed to the plan.

14. SUBSEQUENT EVENT

    In a recent decision, the Investors Capital Funds' Board of Trustees voted to liquidate the Investors Capital Internet and Technology Fund as of May 31, 2001. The Board determined that because of the small asset size of the Fund and the costs involved, it was in the best interests of the shareholders to cease operations. Sales of new shares have been discontinued as of April 23, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The following table presents information about each of our executive officers and directors. All directors hold office until the next annual meeting of stockholders or until successors have been duly elected and qualified. There are no arrangements or understandings between any director and any other person pursuant to which he or she was selected as a director.

                                                                                                           DIRECTOR
             NAME                  AGE                          POSITION(S) HELD                            SINCE
             ----                --------   --------------------------------------------------------   ----------------
Theodore E. Charles............     57      President, Chairman of the Board, Chief Executive          July 1995
                                            Officer, and Director

Timothy B. Murphy..............     35      Executive Vice President, Treasurer, Chief Financial       July 1995
                                            Officer, and Director

C. David Weller................     44      Vice President, General Counsel, and Assistant Secretary   --

Janice M. Charles..............     49      Secretary                                                  --

Joseph P. Trainor, Jr..........     33      Controller                                                 --

James J. McCarthy..............     40      Director                                                   March 2000

David R. Smith.................     38      Director                                                   March 2000

L. Gregory Gloeckner...........     47      Director                                                   March 2000

Stephen Parker.................     67      Director                                                   March 2001

James F. Twaddell..............     62      Director                                                   April 2001

    THEODORE E. CHARLES, founder of Holdings in July of 1995, serves as chairman of the board, chief executive officer and president. Mr. Charles also serves as the chief executive officer of Investors Capital Corporation and Eastern Point Advisors. In addition, he is the founder and co-owner of two other unconsolidated companies: Investors Marketing Services, Inc. in June of 1989 and Eastern Point Distributors, LLC, in April of 1999.

    Since November 1997, Mr. Charles has been a director of Revere Federal Savings Bank of Revere, Massachusetts, a public company, whose securities are traded on the Over the Counter Bulletin Board Market.

    Mr. Charles received his Bachelors degree from Ithaca College, Ithaca, New York in May of 1964. He also has graduate hours from the University of Hartford, Hartford, Connecticut and St. Lawrence University, Canton, New York.
Mr. Charles was previously a life insurance agent with National Life of Vermont. He currently holds various securities licenses, including the series 6, 63, 7 and 24. Mr. Charles is a member of the Financial Planning Association and has been since 1985. He was formerly Chairman of the Shareholder Advisory Board of Life USA Insurance Company and is a former member of the Board of Trustees of the Museum Council, Museum of Fine Arts in Boston. Mr. Charles is married to Janice M. Charles.

    TIMOTHY B. MURPHY is also a July 1995 founder of Holdings and currently serves as treasurer, chief financial officer and a director. Since August of 1994, Mr. Murphy has also served as president of Investors Capital Corporation. In addition, since January of 1995 Mr. Murphy has been president of Eastern Point Advisors. He entered the securities industry in May of 1991 as an operations manager, assisting brokers in the Boston regional office of Clayton Securities. From February through August of 1994, he was a compliance officer of Baybanks Brokerage in Burlington, Massachusetts and a vice president of G.R. Stuart & Company, a brokerage firm located in Maynard, Massachusetts. Mr. Murphy earned a Bachelor of Science degree in Finance from Babson College, Wellesley, Massachusetts in May 1986. He holds various securities licenses, including the series 4, 7, 24, 27, 53, 63 and
65. Mr. Murphy is a member of the New England Securities Compliance Group and past member of the National Society of Compliance Professionals.

    JAMES J. McCARTHY is currently the president and chief executive officer of Revere Federal Savings Bank of Revere, Massachusetts, a public company, whose securities are traded on the Over the Counter Bulletin Board Market. At Revere Federal Savings, Mr. McCarthy is responsible for instituting full-service commercial banking operations and successfully completing a November 1998 partial public offering of the bank. He also manages the daily operations of the institution, including strategic planning, financial investment, marketing and personnel. He has had these responsibilities since October 1989. Mr. McCarthy received his Bachelor of Science degree in Business Administration from Northeastern University in Boston, Massachusetts in June of 1983 and his Certified Public Accountant designation in November of the same year.

    DAVID R. SMITH is a founding partner and Managing Director of Charter Financial Publishing Network in Shrewsbury, New Jersey. Founded in March 2000, CFPN publishes, markets and distributes information for the financial services industry. He is co-founder of, and currently oversees sales, marketing and circulation for FINANCIAL ADVISOR magazine, along with other newsletters, books and investment charts distributed by CFPN. He was previously Senior Vice President of Dow Jones Financial Publishing Corporation, where he served as Publisher of DOW JONES INVESTMENT ADVISOR and Associate Publisher of DOW JONES ASSET MANAGEMENT magazines since October of 1987. Mr. Smith attended Hobart College in Geneva, New York from August of 1982 through January of 1983 and graduated from Monmouth College in West Long Branch, New Jersey in June of 1985.

    L. GREGORY GLOECKNER is senior vice president of Conseco Services, LLC.
Mr. Gloeckner has been in this position since June of 1999 dealing with insurance and investment products. During the period from November 1997 to the present he has also directed the efforts of Conseco's wholly-owned broker-dealer. Mr. Gloeckner has been in the investment industry for over twenty years. Prior to joining Conseco, he concurrently served as Vice President of both Monarch Life Insurance Company and First Variable Life Insurance Company. Mr. Gloeckner obtained his BSBA in Accounting from Franklin University in Columbus, Ohio in August of 1979.

    STEPHEN PARKER is a vice president of Allmerica Financial, a Fortune 500 financial services firm located in Worcester, Massachusetts. He is also president of Allmerica Investment Management Company (AIMCO), the Registered Investment Advisory Company (RIA). Prior to joining Allmerica Investments,
Mr. Parker was chairman and chief executive officer of Freedom Capital Management, a subsidiary of John Hancock, with $2.7 billion under management including 12 mutual funds. Mr. Parker has held positions of president and CEO of Interact Management, Inc., an affiliate of the Colonial Group; and Moseley Securities, a regional brokerage firm. Mr. Parker has been a director of the Securities Industry Association (SIA), has served on many committees, and has all series of Securities Registrations. He is a graduate of Harvard University, with a B.A. in Economics.

    JAMES F. TWADDELL is a member of the corporate finance team of Schneider Securities, an active underwriter of small and medium sized companies. He is also Chairman of the Trainer Wortham First Mutual Fund. Mr. Twaddell is the former Chairman and Director of the National Investment Bankers Association
(NIBA). He is also a former member of the National Association of Securities Dealers (NASD) Business District committee. Prior to entering the financial services industry,

Mr. Twaddell served in the foreign service office of the U.S. State Department. He has served on the board of directors of numerous public companies. He is a 1961 graduate of Brown University with a B.A. in American Civilization.

ITEM 10. EXECUTIVE COMPENSATION.

    The information required by Item 10 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before June 29, 2001. Such information is incorporated herein by reference, pursuant to General Instruction E3.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by Item 11 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before June 29, 2001. Such information is incorporated herein by reference, pursuant to General Instruction E3.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by Item 12 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before June 29, 2001. Such information is incorporated herein by reference, pursuant to General Instruction E3.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

 EXHIBIT
 NUMBER                                                                    DESCRIPTION
---------                                                    ----------------------------------------
3.1        Articles of Organization, as amended.             Incorporated by reference to the
                                                             Company's registration statement on Form
                                                             SB-2 File #333-43664.

3.2        By-laws.                                          Incorporated by reference to the
                                                             Company's registration statement on Form
                                                             SB-2 File #333-43664.

4.1        Form of Stock Certificate of the Company          Incorporated by reference to the
                                                             Company's registration statement on Form
                                                             SB-2 File #333-43664.

10.1       Employment agreement with Theodore E. Charles.    Incorporated by reference to the
                                                             Company's registration statement on Form
                                                             SB-2 File #333-43664.

10.2       Employment agreement with Timothy B. Murphy.      Incorporated by reference to the
                                                             Company's registration statement on Form
                                                             SB-2 File #333-43664.

    Any exhibit not included with this Form 10-KSB when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, LTD., 230 Broadway East, Lynnfield, MA 01940-2320.

    (b) Reports on Form 8-K.

    There were no reports on Form 8-K required to be filed during the fourth quarter of 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2001.

                                                       INVESTORS CAPITAL HOLDINGS, LTD.

                                                       By:           /s/ THEODORE E. CHARLES
                                                            -----------------------------------------
                                                                       Theodore E. Charles
                                                                            PRESIDENT

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 29, 2001.

                  SIGNATURE                                            TITLE
                  ---------                                            -----
           /s/ THEODORE E. CHARLES
    ------------------------------------       Chief Executive Officer, President and Director
             Theodore E. Charles

            /s/ TIMOTHY B. MURPHY
    ------------------------------------       Chief Financial Officer, Chief Accounting Officer,
              Timothy B. Murphy                Treasurer, Executive Vice President, and Director

             /s/ C. DAVID WELLER
    ------------------------------------       Vice President and General Counsel
               C. David Weller

            /s/ JAMES J. MCCARTHY
    ------------------------------------       Director
              James J. McCarthy

             /s/ DAVID R. SMITH
    ------------------------------------       Director
               David R. Smith

          /s/ L. GREGORY GLOECKNER
    ------------------------------------       Director
            L. Gregory Gloeckner

            /s/ JAMES F. TWADDELL
    ------------------------------------       Director
              James F. Twaddell

             /s/ STEPHEN PARKER
    ------------------------------------       Director
               Stephen Parker