Form 10QSB
period 2001-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2001-08-14
CIK 1001871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                        COMMISSION FILE NUMBER: 333-43664


                        INVESTORS CAPITAL HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

           MASSACHUSETTS                                       04-3284631
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                                  230 BROADWAY
                         LYNNFIELD, MASSACHUSETTS 01940
                    (Address of principal executive offices)

                                 (781) 593-8565
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of our only class of common stock as of August 14, 2001:

                                    5,704,426

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                  JUNE 30,      MARCH 31,
                                                    2001          2001
                                                  --------      ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .............    $ 6,507,934   $ 7,180,340
     Securities ............................        187,526       168,193
     Deposits with clearing organizations...        175,000       175,000
     Accounts receivable ...................      1,854,648     1,914,504
     Receivables from related parties ......         89,704       109,327
     Prepaid expenses ......................         91,377       102,589
     Prepaid income taxes ..................        140,206        88,123
     Deferred income taxes .................           --           9,000
                                                 -----------   -----------
          TOTAL CURRENT ASSETS .............      9,046,395     9,747,076
                                                 -----------   -----------
PROPERTY AND EQUIPMENT, NET ................        561,532       439,589
                                                 -----------   -----------
OTHER ASSETS:
     Other assets ..........................        268,650       304,725
     Deferred income taxes .................        152,000        31,000
                                                 -----------   -----------
          TOTAL OTHER ASSETS ...............        420,650       335,725
                                                 -----------   -----------
          TOTAL ASSETS .....................    $10,028,577   $10,522,390
                                                 ===========   ===========

                 See Notes to Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDING, LTD. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                      JUNE 30,         MARCH 31,
                                                                        2001             2001
                                                                      --------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Commissions payable .......................................   $  1,174,018    $  1,133,101
     Notes payable .............................................        291,200         454,262
     Accounts payable ..........................................        571,503         637,736
     Accrued expenses ..........................................        158,356         121,718
     Deferred income taxes .....................................          7,500           5,000
                                                                   ------------    ------------
          TOTAL CURRENT LIABILITIES ............................      2,202,577       2,351,817
                                                                   ------------    ------------
LONG-TERM LIABILITIES:
     Deferred income taxes .....................................         48,000          48,000
                                                                   ------------    ------------
           TOTAL LIABILITIES ...................................      2,250,577       2,399,817
                                                                   ------------    ------------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, authorized 10,000,000 shares at June 30, 2001 and March 31, 2001, issued 5,708,311 at
        June 30, 2001 and March 31, 2001, outstanding 5,704,426
        at June 30, 2001 and 5,708,311 at March 31, 2001 .......         42,258          42,258
     Additional paid-in capital ................................      8,141,198       8,151,760
     Retained earnings .........................................       (340,300)        (65,771)
     Accumulated other comprehensive loss ......................        (35,021)         (5,674)
     Treasury stock, at cost (3,885 shares) ....................        (30,135)           --
                                                                   ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY .........................      7,778,000       8,122,573
                                                                   ------------    ------------
           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY .........................................   $ 10,028,577    $ 10,522,390
                                                                   ============    ============


                 See Notes to Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                       ------------------
                                                                         2001           2000
                                                                     -----------    -----------
COMMISSION AND ADVISORY FEE INCOME ...............................   $ 6,897,234    $ 7,826,906
COST OF COMMISSION AND ADVISORY FEES .............................     5,808,999      6,541,534
                                                                     -----------    -----------
GROSS PROFIT .....................................................     1,088,235      1,285,372
                                                                     -----------    -----------
SELLING AND ADMINISTRATIVE EXPENSES:
     Administrative ..............................................     1,309,100        938,073
     Selling .....................................................       316,890        130,468
                                                                     -----------    -----------
         TOTAL SELLING AND ADMINISTRATIVE EXPENSES ...............     1,625,990      1,068,541
                                                                     -----------    -----------
OPERATING (LOSS) INCOME ..........................................      (537,755)       216,831
                                                                     -----------    -----------
OTHER INCOME (EXPENSE):
     Interest income .............................................        76,342          9,839
     Interest expense ............................................       (11,064)        (4,921)
     Realized gain on sale of investments ........................        31,948           --
                                                                     -----------    -----------
         NET OTHER INCOME ........................................        97,226          4,918
                                                                     -----------    -----------
(LOSS) INCOME BEFORE TAXES .......................................      (440,529)       221,749
RECOVERY (PROVISION) FOR INCOME TAXES ............................       166,000       (101,000)
                                                                     -----------    -----------
NET (LOSS) INCOME ................................................   $  (274,529)   $   120,749
                                                                     ===========    ===========
BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:
     Operating (loss) income .....................................         $(.09)          $.05
     Net (loss) income ...........................................         $(.05)          $.03

SHARE DATA:

WEIGHTED AVERAGE SHARES USED IN BASIC (LOSS) EARNINGS
     PER COMMON SHARE CALCULATIONS ...............................     5,708,311      4,645,311

PLUS: INCREMENTAL SHARES FROM ASSUMED CONVERSION OF STOCK OPTIONS        123,149        105,090
                                                                     -----------    -----------
WEIGHTED AVERAGE SHARES USED IN DILUTED (LOSS) EARNINGS
     PER COMMON SHARE CALCULATIONS ...............................     5,831,460      4,750,401
                                                                     ===========    ===========





                 See Notes to Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)



                                                                                                Accumulated
                                               Common Stock           Additional   Retained       Other
                                               ------------            Paid-In     Earnings    Comprehensive  Treasury
                                           Shares         Amount       Capital     (Deficit)   Income (Loss)    Stock      Total
                                           ------         ------       -------     ---------    ------------  --------    -----
BALANCE AT APRIL 1, 2000 .............    4,645,311    $   31,628    $1,744,602   $   38,535    $   31,948    $    --    $1,846,713
Comprehensive income:
   Net income ........................                                               120,749                                120,749
                                         ----------    ----------    ----------   ----------    ----------    --------   ----------
BALANCE AT JUNE 30, 2000 .............    4,645,311    $   31,628    $1,744,602   $  159,284    $   31,948    $    --    $1,967,462
                                         ==========    ==========    ==========   ==========    ==========    ========   ==========
BALANCE AT APRIL 1, 2001 .............    5,708,311    $   42,258    $8,151,760   $  (65,771)   $   (5,674)   $    --    $8,122,573
Offering costs .......................                                  (10,562)                                            (10,562)

Comprehensive income:
   Net loss ..........................                                              (274,529)                              (274,529)

Other comprehensive income:
   Net unrealized loss ...............                                                             (29,347)                 (29,347)

Treasury stock acquired ..............                                                                         (30,135)     (30,135)
                                         ----------    ----------    ----------   ----------    ----------    --------   ----------
BALANCE AT JUNE 30, 2001 .............    5,708,311    $   42,258    $8,141,198   $ (340,300)   $  (35,021)   $(30,135)  $7,778,000
                                         ==========    ==========    ==========   ==========    ==========    ========   ==========



                 See Notes to Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                 -----------------------
                                                                     2001           2000
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income .........................................   $(274,529)   $ 120,749
     Adjustments to reconcile net (loss) income to net cash
        used for operating activities:
           Depreciation and amortization .......................      47,767       17,671
           Deferred income taxes ...............................    (109,500)      10,000
           Unrealized (gain) loss ..............................     (37,525)      18,164
     Changes in assets and liabilities:
           Accounts receivable .................................      59,856     (155,120)
           Receivables from related parties ....................      19,623      (85,482)
           Prepaid expenses ....................................      11,212      (77,087)
           Prepaid income taxes ................................     (52,083)      86,400
           Other assets ........................................      11,075      208,557
           Accounts payable ....................................     (66,233)    (356,798)
           Accrued expenses ....................................      36,638      121,181
           Commissions payable .................................      40,917         (847)
                                                                   ---------    ---------
               NET CASH USED FOR OPERATING ACTIVITIES ..........    (312,782)     (92,612)
                                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ........................    (144,710)      (5,154)
     Purchase of investments ...................................     (16,386)      (6,125)
     Maturities of investments .................................       5,231         --
                                                                   ---------    ---------
              NET CASH USED FOR INVESTING ACTIVITIES ...........   $(155,865)   $ (11,279)
                                                                   ---------    ---------


                 See Notes to Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                      ------------------
                                                                                       2001          2000
                                                                                       ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Acquisition of treasury stock ...........................................   $   (30,135)   $       --
     Offering costs ..........................................................       (10,562)           --
     Payments on note payable ................................................      (163,062)       (71,040)
                                                                                 -----------    -----------
              NET CASH USED FOR FINANCING ACTIVITIES .........................      (203,759)       (71,040)
                                                                                 -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................      (672,406)      (174,931)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................     7,180,340        844,603
                                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................   $ 6,507,934    $   669,672
                                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Interest ................................................................   $    11,064    $     4,921
                                                                                 ===========    ===========
     Income taxes ............................................................   $       --     $    11,704
                                                                                 ===========    ===========




                 See Notes to Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Investors Capital Holdings, Ltd. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of March 31, 2001 included in the Company's Form 10-KSB for the year ended March 31, 2001 filed with the Securities and Exchange Commission.

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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2. SEGMENT INFORMATION

     The Company's reportable segments include investment services offered through Investors Capital Corporation (ICC) and asset management services offered through Eastern Point Advisors, Inc. (EPA). This investment services segment includes securities, insurance, financial planning and related services. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generate recurring annual revenue from fees received on the management of customer accounts. EPA provides asset management and portfolio design services to a mutual fund and a variety of investors.

     Segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenue and expense, and receivables and payables, are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                       ------------------
                                                      2001            2000
                                                      ----            ----
         NON-INTEREST REVENUES:
             ICC .............................   $  6,209,612    $  7,112,916
             EPA .............................        687,622         705,146
             ICH .............................           --             8,844
                                                 ------------    ------------
                  TOTAL ......................   $  6,897,234    $  7,826,906
                                                 ============    ============

         NET INTEREST AND DIVIDENDS:
             ICC .............................   $     16,868    $      5,068
             EPA .............................           --              --
             ICH .............................         59,474           4,771
                                                 ------------    ------------
                  TOTAL ......................   $     76,342    $      9,839
                                                 ============    ============

         INCOME (LOSS):
             ICC .............................   $   (106,426)   $    222,046
             EPA .............................         (8,844)         41,498
             ICH .............................       (159,259)       (142,795)
                                                 ------------    ------------
                  TOTAL ......................   $   (274,529)   $    120,749
                                                 ============    ============

         PERIOD END TOTAL ASSETS:
             ICC .............................   $  3,034,433    $  2,557,594
             EPA .............................        792,029         589,477
             ICH .............................      6,202,115         776,240
                                                 ------------    ------------
                  TOTAL ......................   $ 10,028,577    $  3,923,311
                                                 ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

     Consolidated operating loss of $537,755 for the quarter ended June 30, 2001 increased by $754,586, or 348.0%, as compared to consolidated operating income of $216,831 for the comparable quarter ended June 30, 2000. This decrease in consolidated operating income, after the elimination of all intersegment revenues and expenses, was attributable to a $549,328 decrease in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC), a $118,970 decrease in operating income provided by Investors Capital Holdings, Ltd. (ICH), on a stand-alone basis, and an $86,288 decrease in operating income provided by the Company's subsidiary Eastern Point Advisors (EPA). The $549,328 decrease in operating income provided by ICC was mainly attributable to increases of $266,787 and $146,521 in administrative and selling expenses, respectively, in anticipation of an expanding market. The $118,970 decrease in operating income provided by ICH was mainly attributable to a $58,238 increase in legal and accounting fees. The $86,288 decrease in operating income provided by EPA was mainly attributable to a lower gross margin of $52,274 resulting from a decline in market conditions, and the remaining $34,014 decrease primarily resulted from an increase in salary and salary related expenses of $29,835 in anticipation of an expanding market.

     Consolidated commissions and advisory fee income of $6,897,234 for the quarter ended June 30, 2001 decreased by $929,672, or 11.9%, as compared to consolidated commissions and advisory fee income of $7,826,906 for the quarter ended June 30, 2000. This decrease in gross revenues, after the elimination of all intersegment revenues and expenses, was attributable to a $903,305 decrease in revenues provided by ICC, a $17,524 decrease in advisory fee income provided by EPA and an $8,843 decrease in other income provided by ICH, on a stand-alone basis. The decrease of $903,305 in gross revenues provided by ICC was mainly driven by a sharp decline in the market as compared to the same quarter last year.

     Consolidated commissions and advisory fee expense of $5,808,999 for the quarter ended June 30, 2001 decreased by $732,535, or 11.2%, as compared to consolidated commissions and advisory fee expense of $6,541,534 for the quarter ended June 30, 2000. This decrease, after the elimination of all intersegment revenues and expenses, was attributable to a $767,285 decrease in commission expense incurred by ICC which was offset by a $34,750 increase in advisory fee expense provided by EPA. The decrease of $767,285 in commission expense incurred by ICC was the direct result of the $903,305 decrease in gross revenues incurred by ICC. The decrease of $767,285 accounted for approximately 85%, the average payout, of the $903,305 decrease in gross revenues.

     Consolidated administrative expenses of $1,309,100 for the quarter ended June 30, 2001 increased by $371,027, or 39.6%, as compared to consolidated administrative expenses of $938,073 for the quarter ended June 30, 2000. This increase, after the elimination of all intersegment revenues and expenses, was attributable to a $266,787 increase in administrative expenses incurred by ICC, an $84,176 increase in administrative expenses incurred by ICH, on a stand-alone basis and a $20,064 increase in administrative expenses incurred by EPA. The increase of $266,787 in administrative expenses incurred by ICC was mainly the result of a $111,848 increase in payroll and payroll related expenses as ICC had expanded its human resources in anticipation of an expanding market. The increase of $84,176 in administrative expenses incurred by ICH was mainly the result of a $58,238 increase in legal and accounting fees.

     Consolidated selling expenses of $316,890 for the quarter ended June 30, 2001 increased by $186,422, or 142.9%, as compared to consolidated selling expenses of $130,468 for the quarter ended June 30, 2000. This increase, after the elimination of all intersegment revenues and expenses, was attributable to a $146,521 increase in selling expenses incurred by ICC, a $25,951 increase in selling expenses incurred by ICH, on a stand-alone basis, and a $13,950 increase in selling expenses incurred by EPA. The increase of $146,521 in selling expenses incurred by ICC was mainly attributable to an increase in advertising costs of $85,256 and an increase of $55,069 in travel expense resulting from efforts to promote the Company upon the initial public offering of ICH.

     Consolidated net loss of $274,529 for the quarter ended June 30, 2001 increased by $395,278, or 327.4%, as compared to consolidated net income of $120,749 for the quarter ended June 30, 2000. This $395,278 decrease in net earnings, after the elimination of all intersegment revenues and expenses, was attributable to a $328,472 decrease in net income provided by ICC, a $50,342 decrease in net income provided by EPA and a $16,464 decrease in net income provided by ICH, on a stand-alone basis. The $328,472 decrease in net income provided by ICC was mainly attributable to a decrease of $136,020 in profit margins resulting from a decline in the market, increases of $266,787 and $146,521 in administrative and selling expenses, respectively, as the Company expanded its operations in anticipation of an expanding market and a decrease of $222,000 in income tax expense resulting from the increase in operating loss from the comparable prior quarter.

     Consolidated income tax benefit of $166,000 for the quarter ended June 30, 2001 increased by $267,000, or 264.4%, as compared to consolidated income taxes of $101,000 for the quarter ended June 30, 2000. This increase in income tax benefit was mainly attributable to the increase in operating loss from the comparable prior quarter.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that return on equity primarily is based on the use of capital in an efficient manner. Historically, we have financed our operations primarily through an initial public offering, private equity and internally generated cash flow and not by incurring debt.

     As of June 30, 2001, cash and cash equivalents totaled $6,507,934 as compared to $669,672 as of June 30, 2000. Working capital as of June 30, 2001 was $6,843,818 as compared to $1,434,172 as of June 30, 2000. Our ratio of current assets to current liabilities was 4.11 to 1 as of June 30, 2001 as compared to 1.75 to 1 as of June 30, 2000.

     As of June 30, 2001, our net capital ratio for the broker-dealer was 5.44 to 1 as compared to (26.49) to 1 as of June 30, 2000. The SEC requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of June 30, 2001, we had net capital of $404,248 as compared to net capital of ($64,071) as of June 30, 2000. This resulted in excess net capital of $257,508 and a net capital deficiency of $177,209, respectively, for the applicable periods. The net capital deficiency as of June 30, 2000 resulted from the subsequent discovery of underaccrued commissions on November 9, 2000, which impacted the March 31, 2000 net capital computation and therefore, the June 30, 2000 net capital computation.

     In addition, subsequent to the quarter ended June 30, 2001, it was discovered that the broker-dealer was in non-compliance with its net capital requirements as of March 31, 2001. Previously, the broker-dealer reported a net capital ratio of 7.42 to 1, net capital of $311,295 and excess net capital of $157,254. However, due to a misinterpretation of NASD rules and regulations, an inter-company receivable associated with initial public offering costs, which was originally included in allowable assets, was disallowed by the NASD upon their review of the original net capital computation as of March 31, 2001. Upon notification of non-compliance, the broker-dealer promptly re-submitted a revised net capital computation which reported a net capital ratio of (35.41) to 1, net capital of $(65,258) and a net capital deficiency of $219,299. $1,600,000 of the proceeds from our initial public offering was earmarked for general corporate purposes. As such, on May 24, 2001, $300,000 was transferred to the broker-dealer from this pool of funds, and we have remained in compliance with our required minimum net capital from that date to the present.

     Net cash used for operating activities was $312,782 for the quarter ended June 30, 2001 as compared to net cash used for operating activities of $92,612 for the quarter ended June 30, 2000. This increase in cash flow used for operating activities was primarily the result of increases in administrative and selling expenses.

     Net cash used for investing activities was $155,865 for the quarter ended June 30, 2001 as compared to $11,279 for the quarter ended June 30, 2000. This increase in cash flow used for investing activities was primarily the result of acquisitions of equipment in developing our Internet capabilities.

     Net cash used for financing activities was $203,759 for the quarter ended June 30, 2001 as compared to $71,040 for the quarter ended June 30, 2000. This increase in cash used for financing activities was mainly the result of an increase in payments on the financing of the Company's insurance policies.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of SFAS No. 133". These statements outline the accounting treatment for all derivative activity. We do not use derivative instruments and these accounting statements will not have an effect on us.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. Holdings adopted this statement beginning in fiscal 1999.

EFFECTS OF INFLATION

     The Company's assets are primarily liquid in nature and are not significantly affected by inflation. Management believes that the replacement cost of property and equipment will not materially affect operating results. However, the rate of inflation affects our expenses, including employee compensation and benefits, communications and occupancy, which may not be readily recoverable through charges for services provided.

PART II OTHER INFORMATION

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.

                                    INVESTORS CAPITAL HOLDINGS, LTD.

                                    By:  /s/ Theodore E. Charles

                                    Theodore E. Charles
                                    President