Form 10QSB
period 2001-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2001-11-14
CIK 1001871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of our only class of common stock as of November 14, 2001:

                                    5,704,426

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                 SEPTEMBER 30,         MARCH 31,
                                                                      2001               2001
                                                                 -------------         ---------
                                                                  (UNAUDITED)
ASSETS
     Cash and cash equivalents...............................    $5,986,922           $ 7,180,340
     Securities..............................................       162,962               168,193
     Deposits with clearing organizations....................       175,000               175,000
     Accounts receivable.....................................     1,929,696             1,914,504
     Receivables from related parties........................       167,776               109,327
     Prepaid expenses........................................        70,848               102,589
     Prepaid income taxes....................................        83,206                88,123
     Property and equipment, net.............................       593,908               439,589
     Other assets............................................       271,759               304,725
     Deferred income tax asset, net..........................       195,000                    --
                                                                 ----------           -----------
          TOTAL ASSETS.......................................    $9,637,077           $10,482,390
                                                                 ==========           ===========

            See Notes to Condensed Consolidated Financial Statements.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES


                                                                          SEPTEMBER 30,         MARCH 31,
                                                                               2001               2001
                                                                         --------------         ---------
                                                                           (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Commissions payable.............................................     $1,140,295           $ 1,133,101
     Notes payable...................................................         91,945               454,262
     Accounts payable................................................        374,991               637,736
     Accrued expenses................................................        386,947               121,718
     Deferred income tax liability, net..............................             --                13,000
                                                                          ----------           -----------
          TOTAL LIABILITIES..........................................      1,994,178             2,359,817
                                                                          ----------           -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, authorized 10,000,000 shares at
        September 30, 2001 and March 31, 2001, issued 5,708,311 at
        September 30, 2001 and March 31, 2001, outstanding 5,704,426
        at September 30, 2001 and 5,708,311 at March 31, 2001........         42,258                42,258
     Additional paid-in capital......................................      8,141,198             8,151,760
     Retained deficit................................................       (463,623)              (65,771)
     Accumulated other comprehensive loss............................        (46,799)               (5,674)
     Treasury stock, at cost (3,885 shares)..........................        (30,135)                   --
                                                                          ----------           -----------
          TOTAL STOCKHOLDERS' EQUITY.................................      7,642,899             8,122,573
                                                                          ----------           -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................     $9,637,077           $10,482,390
                                                                          ==========           ===========

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                              ----------------------------------
                                                                                   2001                 2000
                                                                              ------------         -------------
  COMMISSION AND ADVISORY FEE INCOME..........................                $6,611,172           $6,525,132
  COST OF COMMISSION AND ADVISORY FEES........................                 5,183,257            5,277,346
                                                                              ----------           ----------

  GROSS PROFIT................................................                 1,427,915            1,247,786
                                                                              ----------           ----------
  SELLING AND ADMINISTRATIVE EXPENSES:
     Administrative...........................................                 1,380,376              972,890
     Selling..................................................                   248,189               92,010
                                                                              ----------           ----------
         TOTAL SELLING AND ADMINISTRATIVE EXPENSES............                 1,628,565            1,064,900
                                                                              ----------           ----------

  OPERATING (LOSS) INCOME ....................................                  (200,650)             182,886
                                                                              ----------           ----------
  OTHER INCOME (EXPENSE):
     Interest income..........................................                    48,692               33,189
     Interest expense.........................................                   (12,865)              (2,015)
                                                                              ----------           ----------
          NET OTHER INCOME....................................                    35,827               31,174
                                                                              ----------           ----------

  (LOSS) INCOME BEFORE TAXES..................................                  (164,823)             214,060
  BENEFIT (PROVISION) FOR INCOME TAXES........................                    41,500              (80,500)
                                                                              ----------           ----------

  NET (LOSS) INCOME...........................................                $ (123,323)          $  133,560
                                                                              ==========           ==========
  BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:
     Net (loss) income........................................                $     (.02)          $      .03

  SHARE DATA:

  WEIGHTED AVERAGE SHARES USED IN BASIC (LOSS) EARNINGS
     PER COMMON SHARE CALCULATIONS............................                 5,704,426            4,645,311

  PLUS:  INCREMENTAL SHARES FROM ASSUMED CONVERSION OF STOCK
     OPTIONS..................................................                        --              105,090
                                                                              ----------           ----------
  WEIGHTED AVERAGE SHARES USED IN DILUTED (LOSS) EARNINGS
     PER COMMON SHARE CALCULATIONS............................                 5,704,426            4,750,401
                                                                              ==========           ==========

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                --------------------------------
                                                                                   2001                 2000
                                                                                -----------          -----------
  COMMISSION AND ADVISORY FEE INCOME.................................           $13,508,406          $14,352,038
  COST OF COMMISSION AND ADVISORY FEES...............................            10,992,256           11,818,880
                                                                                -----------          -----------

  GROSS PROFIT.......................................................             2,516,150            2,533,158
                                                                                -----------          -----------
  SELLING AND ADMINISTRATIVE EXPENSES:
     Administrative..................................................             2,731,429            1,916,846
     Selling.........................................................               523,126              216,595
                                                                                -----------          -----------

         TOTAL SELLING AND ADMINISTRATIVE EXPENSES...................             3,254,555            2,133,441
                                                                                -----------          -----------

  OPERATING (LOSS) INCOME ...........................................              (738,405)             399,717
                                                                                -----------          -----------

  OTHER INCOME (EXPENSE):
     Interest income.................................................               125,034               43,028
     Interest expense................................................               (23,929)              (6,936)
     Realized gain on sale of investments............................                31,948                   --
                                                                                -----------          -----------

          NET OTHER INCOME...........................................               133,053               36,092
                                                                                -----------          -----------

  (LOSS) INCOME BEFORE TAXES.........................................              (605,352)             435,809
  BENEFIT (PROVISION) FOR INCOME TAXES...............................               207,500             (181,500)
                                                                                -----------          -----------

  NET (LOSS) INCOME..................................................           $  (397,852)         $   254,309
                                                                                ===========          ===========
  BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:
     Net (loss) income...............................................           $      (.07)         $       .05

  SHARE DATA:

  WEIGHTED AVERAGE SHARES USED IN BASIC (LOSS) EARNINGS
     PER COMMON SHARE CALCULATIONS...................................             5,706,358            4,645,311

  PLUS:  INCREMENTAL SHARES FROM ASSUMED CONVERSION OF STOCK OPTIONS                     --              105,090
                                                                                -----------          -----------
  WEIGHTED AVERAGE SHARES USED IN DILUTED (LOSS) EARNINGS
     PER COMMON SHARE CALCULATIONS...................................             5,706,358            4,750,401
                                                                                ===========          ===========

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

                                   (UNAUDITED)


                                                                                           Accumulated
                                                                Additional    Retained        Other
                                                                 Paid-In      Earnings     Comprehensive   Treasury
                                        Shares       Amount      Capital      (Deficit)    Income (Loss)    Stock        Total
                                      ----------     -------    ----------    ---------    -------------   --------    ----------
BALANCE AT JULY 1, 2000..............  4,645,311     $31,628    $1,744,602    $ 159,284      $ 31,948      $     --    $1,967,462

Comprehensive income:
       Net income....................                                           133,560

Other comprehensive income:
       Net unrealized loss...........                                                         (18,066)

         Comprehensive income........                                                                                     115,494
                                       ---------     -------    ----------    ---------      --------      --------    ----------

BALANCE AT SEPTEMBER 30, 2000........  4,645,311     $31,628    $1,744,602    $ 292,844      $ 13,882      $     --    $2,082,956
                                       =========     =======    ==========    =========      ========      ========    ==========

BALANCE AT JULY 1, 2001..............  5,708,311     $42,258    $8,141,198    $(340,300)     $(35,021)     $(30,135)   $7,778,000

Comprehensive loss:
       Net loss......................                                          (123,323)

Other comprehensive income:
       Net unrealized loss...........                                                         (11,778)

         Comprehensive loss..........                                                                                    (135,101)
                                       ---------     -------    ----------    ---------      --------      --------    ----------

BALANCE AT SEPTEMBER 30, 2001........  5,708,311     $42,258    $8,141,198    $(463,623)     $(46,799)     $(30,135)   $7,642,899
                                       =========     =======    ==========    =========      ========      ========    ==========

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

                                   (UNAUDITED)


                                                                                             Accumulated
                                                                 Additional    Retained         Other
                                                                  Paid-In      Earnings      Comprehensive   Treasury
                                         Shares       Amount      Capital      (Deficit)     Income (Loss)    Stock        Total
                                        ---------     -------    ----------    ---------     -------------   --------    ----------
BALANCE AT APRIL 1, 2000.............   4,645,311     $31,628    $1,744,602    $  38,535        $ 31,948     $     --    $1,846,713

Comprehensive income:
     Net income......................                                            254,309

Other comprehensive income:
     Net unrealized loss.............                                                            (18,066)

       Comprehensive income..........                                                                                       236,243
                                        ---------     -------    ----------    ---------        --------     --------    ----------

BALANCE AT SEPTEMBER 30, 2000........   4,645,311     $31,628    $1,744,602    $ 292,844        $ 13,882     $     --    $2,082,956
                                        =========     =======    ==========    =========        ========     ========    ==========

BALANCE AT APRIL 1, 2001.............   5,708,311     $42,258    $8,151,760    $ (65,771)       $ (5,674)    $     --    $8,122,573

Offering costs.......................                               (10,562)                                                (10,562)

Comprehensive loss:
     Net loss........................                                           (397,852)

Other comprehensive income:
     Net unrealized loss.............                                                            (41,125)

       Comprehensive loss............                                                                                      (438,977)

Treasury stock acquired..............                                                                         (30,135)      (30,135)
                                        ---------     -------    ----------    ---------        --------     --------    ----------

BALANCE AT SEPTEMBER 30, 2001........   5,708,311     $42,258    $8,141,198    $(463,623)       $(46,799)    $(30,135)   $7,642,899
                                        =========     =======    ==========    =========        ========     ========    ==========


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                -------------------------------
                                                                                   2001                 2000
                                                                                ----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income..................................................        $(397,852)            $ 254,309
     Adjustments to reconcile net (loss) income to net cash
        used for operating activities:
           Depreciation and amortization................................          101,704                35,981
           Deferred income (benefit) taxes..............................         (240,531)                5,000
     Changes in assets and liabilities:
           Accounts receivable..........................................          (15,192)             (241,502)
           Receivables from related parties.............................          (58,449)              (62,879)
           Prepaid expenses.............................................           31,741                20,884
           Prepaid income taxes.........................................            4,917               100,300
           Other assets.................................................          (17,034)             (249,540)
           Accounts payable.............................................         (262,745)             (196,836)
           Accrued expenses.............................................          265,229               (64,500)
           Commissions payable..........................................            7,194               270,512
                                                                                ---------             ---------

              NET CASH USED FOR OPERATING ACTIVITIES....................         (581,018)             (128,271)
                                                                                ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment.................................         (206,023)              (24,002)
     Purchase of investments............................................           (3,363)               (1,675)
                                                                                ---------             ---------

              NET CASH USED FOR INVESTING ACTIVITIES....................         (209,386)              (25,677)
                                                                                ---------             ---------

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                -----------------------------------
                                                                                   2001                     2000
                                                                                -----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Acquisition of treasury stock....................................           (30,135)                     --
       Offering costs...................................................           (10,562)               (185,421)
       Payments on note payable.........................................          (362,317)                (71,040)
                                                                                ----------               ---------

              NET CASH USED FOR FINANCING ACTIVITIES....................          (403,014)               (256,461)
                                                                                ----------               ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS...............................        (1,193,418)               (410,409)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................         7,180,340                 844,603
                                                                                ----------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD................................        $5,986,922               $ 434,194
                                                                                ==========               =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest...........................................................        $   23,929               $   6,936
                                                                                ==========               =========
     Income taxes.......................................................        $       --               $  58,600
                                                                                ==========               =========

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month and six-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of March 31, 2001 included in the Company's Form 10-KSB for the year ended March 31, 2001 filed with the Securities and Exchange Commission.

    USE OF ESTIMATES

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

         Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.  SEGMENT INFORMATION

         The Company's reportable segments include investment services offered through Investors Capital Corporation (ICC) and asset management services offered through Eastern Point Advisors (EPA). This investment services segment includes securities, insurance, financial planning and related services. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generate recurring annual revenue from fees received on the management of customer accounts. EPA provides asset management and portfolio design services to a mutual fund and a variety of investors.

         Segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenue and expense, and receivables and payables, are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:


                                                                      THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               -------------------------------
                                                                  2001                 2000
                                                               ----------           ----------
         NON-INTEREST REVENUES:
             ICC...............................                $5,914,691           $5,791,497
             EPA...............................                   696,481              733,635
             ICH...............................                        --                   --
                                                               ----------           ----------
                  TOTAL........................                $6,611,172           $6,525,132
                                                               ==========           ==========

         NET INTEREST AND DIVIDENDS:
             ICC...............................                $   20,241           $   29,083
             EPA...............................                        --                   --
             ICH...............................                    28,451                4,106
                                                               ----------           ----------
                  TOTAL........................                $   48,692           $   33,189
                                                               ==========           ==========

         INCOME (LOSS):
             ICC...............................                $   57,130           $  219,824
             EPA...............................                    69,902               33,089
             ICH...............................                  (250,355)            (119,353)
                                                               ----------           ----------
                  TOTAL........................                $ (123,323)          $  133,560
                                                               ==========           ==========

         PERIOD END TOTAL ASSETS:
             ICC...............................                $3,453,746           $2,609,892
             EPA...............................                   658,633              647,462
             ICH...............................                 5,524,698            1,021,090
                                                               ----------           ----------
                  TOTAL........................                $9,637,077           $4,278,444
                                                               ==========           ==========

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.  SEGMENT INFORMATION (CONTINUED)


                                                             SIX MONTHS ENDED
                                                              SEPTEMBER 30,
                                                    --------------------------------
                                                       2001                 2000
                                                    -----------          -----------
         NON-INTEREST REVENUES:
             ICC...............................     $12,124,303          $12,904,413
             EPA...............................       1,384,103            1,438,781
             ICH...............................              --                8,844
                                                    -----------          -----------
                  TOTAL........................     $13,508,406          $14,352,038
                                                    ===========          ===========

         NET INTEREST AND DIVIDENDS:
             ICC...............................     $    37,109              $34,151
             EPA...............................              --                   --
             ICH...............................          87,925                8,877
                                                    -----------          -----------
                  TOTAL........................     $   125,034          $    43,028
                                                    ===========          ===========

         INCOME (LOSS):
             ICC...............................     $   (49,296)         $   441,870
             EPA...............................          61,058               74,587
             ICH...............................        (409,614)            (262,148)
                                                    -----------          -----------
                  TOTAL........................     $  (397,852)         $   254,309
                                                    ===========          ===========

         PERIOD END TOTAL ASSETS:
             ICC...............................     $ 3,453,746          $ 2,609,892
             EPA...............................         658,633              647,462
             ICH...............................       5,524,698            1,021,090
                                                    -----------          -----------
                  TOTAL........................     $ 9,637,077          $ 4,278,444
                                                    ===========          ===========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

     The Company had a consolidated operating loss of $200,650 for the three months ended September 30, 2001 as compared to consolidated operating income of $182,886 for the three months ended September 30, 2000. This decrease in consolidated operating income of $383,536, or 209.7%, after the elimination of all intersegment revenues and expenses, was attributable to a $316,113 decrease in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC), a $103,580 decrease in operating income provided by Investors Capital Holdings, Ltd (ICH), on a stand-alone basis, and a $36,157 increase in operating income provided by the Company's subsidiary Eastern Point Advisors (EPA). The $316,113 decrease in operating income provided by ICC was mainly attributable to an increase of $320,571 in administrative expenses due to the settlement of various lawsuits. The $103,580 decrease in operating income provided by ICH was mainly attributable to a $16,375 increase in legal and accounting fees, a $25,000 quarterly charge for the amortization of the Company's investment in its insurance subsidiary, ICC Insurance Agency, Inc. and a $36,750 increase in selling expenses related to the engagement of various public relations firms. The $36,157 increase in operating income provided by EPA was mainly attributable to a higher gross margin resulting from investments shifting from variable products to superior performing investment models.

     Consolidated commissions and advisory fee income of $6,611,172 for the three months ended September 30, 2001 increased by $86,040, or 1.3%, as compared to consolidated commissions and advisory fee income of $6,525,132 for the three months ended September 30, 2000. This increase in gross revenues, after the elimination of all intersegment revenues and expenses, was attributable to a $123,194 increase in revenues provided by ICC and a $37,154 decrease in advisory fee income provided by EPA. The increase of $123,194 in gross revenues provided by ICC was driven by the receipt of basis-point income on money market accounts following the re-negotiation of a service contract with our clearing firm, Pershing. Excluding the receipt of the additional basis-point income, consolidated commissions and advisory fee income for the three months ended September 30, 2001 would have been consistent with the same period last year.

     Consolidated commissions and advisory fee expense of $5,183,257 for the three months ended September 30, 2001 decreased by $94,089, or 1.8%, as compared to consolidated commissions and advisory fee expense of $5,277,346 for the three months ended September 30, 2000. This decrease, after the elimination of all intersegment revenues and expenses, was attributable to an $89,161 decrease in advisory fee expense incurred by EPA and a $4,928 decrease in commission expense incurred by ICC. The decrease of $89,161 in advisory fee expense incurred by EPA was the result of declining account values due to a decline in market conditions.

     Consolidated administrative expenses of $1,380,376 for the three months ended September 30, 2001 increased by $407,486, or 41.9%, as compared to consolidated administrative expenses of $972,890 for the three months ended September 30, 2000. This increase, after the elimination of all intersegment revenues and expenses, was attributable to a $320,571 increase in administrative expenses incurred by ICC, a $66,833 increase in administrative expenses incurred by ICH, on a stand-alone basis and a $20,082 increase in administrative expenses incurred by EPA. The increase of $320,571 in administrative expenses incurred by ICC was mainly the result of a $236,810 increase in legal expense resulting from the settlement of various lawsuits. The increase of $66,833 in administrative expenses incurred by ICH was mainly the result of a $16,375 increase in legal and accounting fees and a $25,000 quarterly charge for the amortization of the Company's investment in its insurance subsidiary, ICC Insurance Agency, Inc.

     Consolidated selling expenses of $248,189 for the three months ended September 30, 2001 increased by $156,179, or 169.7%, as compared to consolidated selling expenses of $92,010 for the three months ended September 30, 2000. This increase, after the elimination of all intersegment revenues and expenses, was attributable to a $123,660 increase in selling expenses incurred by ICC, a $36,750 increase in selling expenses incurred by ICH, on a stand-alone basis, and a $4,231 decrease in selling expenses incurred by EPA. The increase of $123,660 in selling expenses incurred by ICC was mainly attributable to an expense adjustment for promotional income for the three months ended September 30, 2000. The increase of $36,750 in selling expenses incurred by ICH, on a stand-alone basis, was the result of engaging public relations firms during the three months ended September 30, 2001.

     The Company had a consolidated net loss of $123,323 for the three months ended September 30, 2001 as compared to consolidated net income of $133,560 for the three months ended September 30, 2000. This $256,883, or 192.3%, decrease in net earnings, after the elimination of all intersegment revenues and expenses, was attributable to a $162,694 decrease in net income provided by ICC, a $131,002 decrease in net income provided by ICH, on a stand-alone basis, and a $36,813 increase in net income provided by EPA. The $162,694 decrease in net income provided by ICC was mainly attributable to the $236,810 increase in legal expense resulting from the settlement of various lawsuits. The $131,002 decrease in net income provided by ICH was the result of a $16,375 increase in legal and accounting fees, a $25,000 quarterly charge for the amortization of the Company's investment in its insurance subsidiary, ICC Insurance Agency, Inc. and an increase of $36,750 in selling expenses resulting from the engagement of public relations firms during the three months ended September 30, 2001.

     The Company had a consolidated income tax benefit of $41,500 for the three months ended September 30, 2001 as compared to consolidated income taxes of $80,500 for the three months ended September 30, 2000. This increase of $122,000, or 151.6%, in income tax benefit was mainly attributable to the increase in operating loss from the comparable prior period.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2000

     The Company had a consolidated operating loss of $738,405 for the six months ended September 30, 2001 as compared to consolidated operating income of $399,717 for the six months ended September 30, 2000. This decrease of $1,138,122, or 284.7%, in consolidated operating income, after the elimination of all intersegment revenues and expenses, was attributable to a $865,441 decrease in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC), a $222,550 decrease in operating income provided by Investors Capital Holdings, Ltd (ICH), on a stand-alone basis, and a $50,131 decrease in operating income provided by the Company's subsidiary Eastern Point Advisors (EPA). The $865,441 decrease in operating income provided by ICC was mainly attributable to increases of $586,540 and $271,004 in administrative and selling expenses, respectively, in anticipation of an expanding market. The $222,550 decrease in operating income provided by ICH was mainly attributable to a $74,613 increase in legal and accounting fees, a $50,000 charge for the amortization of the Company's investment in its insurance subsidiary, ICC Insurance Agency, Inc. and a $66,649 increase in expenses associated with public relations.

     Consolidated commissions and advisory fee income of $13,508,406 for the six months ended September 30, 2001 decreased by $843,632, or 5.9%, as compared to consolidated commissions and advisory fee income of $14,352,038 for the six months ended September 30, 2000. This decrease in gross revenues, after the elimination of all intersegment revenues and expenses, was attributable to a $780,110 decrease in revenues provided by ICC, a $54,678 decrease in advisory fee income provided by EPA and a $8,844 decrease in other income provided by ICH, on a stand-alone basis. The decrease of $780,110 in gross revenues provided by ICC was mainly driven by a sharp decline in the market as compared to the same period last year.

     Consolidated commissions and advisory fee expense of $10,992,256 for the six months ended September 30, 2001 decreased by $826,624, or 7.0%, as compared to consolidated commissions and advisory fee expense of $11,818,880 for the six months ended September 30, 2000. This decrease, after the elimination of all intersegment revenues and expenses, was attributable to a $772,213 decrease in commission expense incurred by ICC and a $54,411 decrease in advisory fee expense provided by EPA. The decrease of $772,213 in commission expense incurred by ICC was mainly driven by a sharp decline in the market as compared to the same period last year.

     Consolidated administrative expenses of $2,731,429 for the six months ended September 30, 2001 increased by $814,583, or 42.5%, as compared to consolidated administrative expenses of $1,916,846 for the six months ended September 30, 2000. This increase, after the elimination of all intersegment revenues and expenses, was attributable to a $586,540 increase in administrative expenses incurred by ICC, a $169,698 increase in administrative expenses incurred by ICH, on a stand-alone basis and a $58,345 increase in administrative expenses incurred by EPA. The increase of $586,540 in administrative expenses incurred by ICC was mainly the result of an increase in payroll and payroll related expenses as ICC had expanded its human resources in anticipation of an expanding market and an increase in legal expense resulting from the settlement of lawsuits. The increase of $169,698 in administrative expenses incurred by ICH was mainly the result of a $74,613 increase in legal and accounting fees and a $50,000 charge for the amortization of the Company's investment in its insurance subsidiary, ICC Insurance Agency, Inc.

     Consolidated selling expenses of $523,126 for the six months ended September 30, 2001 increased by $306,531, or 141.5%, as compared to consolidated selling expenses of $216,595 for the six months ended September 30, 2000. This increase, after the elimination of all intersegment revenues and expenses, was attributable to a $271,004 increase in selling expenses incurred by ICC, a $44,008 increase in selling expenses incurred by ICH, on a stand-alone basis, and an $8,481 decrease in selling expenses incurred by EPA. The increase of $271,004 in selling expenses incurred by ICC was attributable to the recognition of promotional income during the three months ended September 30, 2000.

     The Company had a consolidated net loss of $397,852 for the six months ended September 30, 2001 as compared to consolidated net income of $254,309 for the six months ended September 30, 2000. This $652,161, or 256.4%, decrease in net earnings, after the elimination of all intersegment revenues and expenses, was attributable to a $491,166 decrease in net income provided by ICC, a $147,466 decrease in net income provided by ICH, on a stand-alone basis and a $13,529 decrease in net income provided by EPA. The $491,166 decrease in net income provided by ICC was mainly attributable to increases of $586,540 and $271,004 in administrative and selling expenses, respectively, as the Company expanded its operations in anticipation of an expanding market, and a decrease of $386,329 in income tax expense resulting from the increase in operating loss from the comparable prior period.

     The Company had a consolidated income tax benefit of $207,500 for the six months ended September 30, 2001 as compared to consolidated income taxes of $181,500 for the six months ended September 30, 2000. This increase of $389,000 or 214.3%, in income tax benefit was mainly attributable to the increase in operating loss from the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that return on equity primarily is based on the use of capital in an efficient manner. Historically, we have financed our operations primarily through an initial public offering, private equity and internally generated cash flow and not by incurring debt.

     As of September 30, 2001, cash and cash equivalents totaled $5,986,922 as compared to $7,180,340 as of March 31, 2001. Working capital as of September 30, 2001 was $6,777,232 as compared to $7,378,259 as of March 31, 2001.

     As of September 30, 2001, our net capital ratio for the broker-dealer was
2.27 to 1 as compared to (41.5) to 1 as of September 30, 2000. The SEC requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of September 30, 2001, we had net capital of $855,319 as compared to net capital of ($43,893) as of September 30, 2000. This resulted in excess net capital of $725,864 and a net capital deficiency of $165,318, respectively, for the applicable periods. The net capital deficiency as of September 30, 2000 resulted from the subsequent discovery of underaccrued commissions on November 9, 2000, which impacted the March 31, 2000 net capital computation and therefore, the September 30, 2000 net capital computation.

     Net cash used for operating activities was $581,018 for the six months ended September 30, 2001 as compared to net cash used for operating activities of $128,271 for the six months ended September 30, 2000. This increase in cash flow used for operating activities was primarily the result of increases in administrative and selling expenses.

     Net cash used for investing activities was $209,386 for the six months ended September 30, 2001 as compared to $25,677 for the six months ended September 30, 2000. This increase in cash flow used for investing activities was primarily the result of acquisitions of equipment in developing our Internet capabilities.

     Net cash used for financing activities was $403,014 for the six months ended September 30, 2001 as compared to $256,461 for the six months ended September 30, 2000. This increase in cash used for financing activities was mainly the result of an increase in payments on the financing of the Company's insurance policies.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

     FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The effect of this statement did not have a material impact on the Company's financial position or results of operations.

     SFAS No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

     SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of this statement, which for most companies, will be January 1, 2002. Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

EFFECTS OF INFLATION

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Our broker-dealer subsidiary, Investors Capital Corporation, was engaged in a material NASD Arbitration in which four of our registered representatives were alleged to have made misrepresentations in the sale of unsecured promissory notes in a Florida company that has since filed for bankruptcy protection. Our broker-dealer subsidiary did not pre-approve these sales, had no knowledge of them and further did not receive any compensation from these sales. We were involved in this matter under agency principles for our alleged failure to supervise the registered representatives involved.

     This Arbitration, Rimmler, et al. v. Investors Capital Corporation was originally filed with the NASD on February 3, 2000 in Boca Raton, Florida. Without admitting fault and in exchange for a full and complete release from any and all claims relating thereto, this matter was settled on September 28, 2001. Investors Capital Corporation contributed $75,521 to the total settlement in this matter.

     There has been no other material change in the status of the legal proceedings discussed in our Registration Statement that became effective on February 8, 2001 or any subsequent filings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Reports on Form 8-K.

              A report on Form 8-K was filed on September 21, 2001 setting forth the dismissal of our certifying accountants, Cayer, Prescott, Clune & Chatellier, LLP. Pursuant to SEC requests, a Form 8-K/A was filed on October 11, 2001, October 22, 2001 and November 8, 2001 clarifying this dismissal.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2001.

                                        INVESTORS CAPITAL HOLDINGS, LTD.

                                        By: /s/ Theodore E. Charles
                                            ----------------------------
                                        Theodore E. Charles
                                        President