Form 10QSB
period 2001-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2002-02-14
CIK 1001871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of our only class of common stock as of February 14, 2002:

                                  5,704,426

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           DECEMBER 31,          MARCH 31,
                                                                               2001                 2001
                                                                         -----------------------------------
                                                                           (UNAUDITED)

ASSETS

     Cash and cash equivalents.......................................     $6,539,906            $7,180,340
     Securities......................................................        177,671               168,193
     Deposits with clearing organizations............................        175,000               175,000
     Accounts receivable.............................................      2,134,498             1,914,504
     Receivables from related parties................................        736,319               109,327
     Prepaid expenses................................................         55,320               102,589
     Prepaid income taxes............................................              -                88,123
     Property and equipment, net.....................................        567,733               439,589
     Other assets....................................................        263,168               304,725
     Deferred income tax asset, net..................................          9,148                     -
                                                                         -----------------     ---------------

          TOTAL ASSETS...............................................    $10,658,763           $10,482,390
                                                                         =================     ===============


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES


                                                                           DECEMBER 31,           MARCH 31,
                                                                               2001                 2001
                                                                         -----------------------------------
                                                                           (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Commissions payable.............................................     $1,257,198            $1,133,101
     Notes payable...................................................        685,000               454,262
     Accounts payable................................................        422,783               637,736
     Accrued expenses................................................        255,029               121,718
     Deferred income tax liability, net..............................              -                13,000
     Income taxes payable............................................         45,834                     -
                                                                         -----------------     ----------------

          TOTAL LIABILITIES..........................................      2,665,844             2,359,817
                                                                         -----------------     ----------------

STOCKHOLDERS' EQUITY:

     Common stock, $.01 par value, authorized 10,000,000 shares at
        December 31, 2001 and March 31, 2001, issued 5,708,311 at
        December 31, 2001 and March 31, 2001, outstanding 5,704,426 at
        December 31, 2001 and 5,708,311 at March 31, 2001............         42,258                42,258
     Additional paid-in capital......................................      8,141,198             8,151,760
     Retained earnings (deficit).....................................       (118,948)              (65,771)
     Accumulated other comprehensive loss............................        (41,454)               (5,674)
     Treasury stock, at cost (3,885 shares)..........................        (30,135)                    -
                                                                         -----------------     ----------------

            TOTAL STOCKHOLDERS' EQUITY...............................      7,992,919             8,122,573
                                                                         -----------------     ----------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $10,658,763           $10,482,390
                                                                         =================     ================


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                              THREE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                     -------------------------------------
                                                                                          2001                 2000
                                                                                     ---------------      ----------------
  COMMISSION AND ADVISORY FEE INCOME.................................                 $7,361,650           $7,551,249
  COST OF COMMISSION AND ADVISORY FEES...............................                  5,822,097            6,076,487
                                                                                     ---------------      ----------------

  GROSS PROFIT.......................................................                  1,539,553            1,474,762
                                                                                     ---------------      ----------------

  SELLING AND ADMINISTRATIVE EXPENSES:
     Administrative..................................................                  1,144,931            1,074,829
     Selling, net of fees received from seminars.....................                   (129,558)             275,709
                                                                                     ---------------      ----------------

         TOTAL SELLING AND ADMINISTRATIVE EXPENSES...................                  1,015,373            1,350,538
                                                                                     ---------------      ----------------

  OPERATING INCOME ..................................................                    524,180              124,224
                                                                                     ---------------      ----------------

  OTHER INCOME (EXPENSE):
     Interest income.................................................                     76,106               38,836
     Interest expense................................................                     (1,719)              (3,063)
                                                                                     ---------------      ----------------

          NET OTHER INCOME...........................................                     74,387               35,773
                                                                                     ---------------      ----------------

  INCOME BEFORE TAXES................................................                    598,567              159,997
  PROVISION FOR INCOME TAXES.........................................                    253,892               73,300
                                                                                     ---------------      ----------------

  NET INCOME.........................................................                 $  344,675           $   86,697
                                                                                     ===============      ================

COMPREHENSIVE INCOME.................................................                 $  350,020           $   78,728
                                                                                     ===============      ================

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
     Net income......................................................                       $.06                 $.02

SHARE DATA:

WEIGHTED AVERAGE SHARES USED IN BASIC EARNINGS
     PER COMMON SHARE CALCULATIONS...................................                  5,704,426            4,645,311

PLUS:  INCREMENTAL SHARES FROM ASSUMED CONVERSION OF STOCK OPTIONS...                     96,996              105,090
                                                                                     ---------------      ----------------

WEIGHTED AVERAGE SHARES USED IN DILUTED EARNINGS
     PER COMMON SHARE CALCULATIONS...................................                  5,801,422            4,750,401
                                                                                     ===============      ================


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                              NINE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                     -------------------------------------
                                                                                          2001                 2000
                                                                                     ---------------      ----------------
  COMMISSION AND ADVISORY FEE INCOME.................................                 $20,870,056          $22,767,236
  COST OF COMMISSION AND ADVISORY FEES...............................                  16,814,353           18,759,316
                                                                                     ---------------      ----------------

  GROSS PROFIT.......................................................                   4,055,703            4,007,920
                                                                                     ---------------      ----------------

  SELLING AND ADMINISTRATIVE EXPENSES:
     Administrative..................................................                   3,876,360            2,991,675
     Selling, net of fees received from seminars.....................                     393,568              492,304
                                                                                     ---------------      ----------------

         TOTAL SELLING AND ADMINISTRATIVE EXPENSES...................                   4,269,928            3,483,979
                                                                                     ---------------      ----------------

  OPERATING (LOSS) INCOME ...........................................                    (214,225)             523,941
                                                                                     ---------------      ----------------

  OTHER INCOME (EXPENSE):
     Interest income.................................................                     201,140               81,864
     Interest expense................................................                     (25,648)              (9,999)
     Realized gain on sale of investments............................                      31,948                    -
                                                                                     ---------------      ----------------

          NET OTHER INCOME...........................................                     207,440               71,865
                                                                                     ---------------      ----------------

  (LOSS) INCOME BEFORE TAXES.........................................                      (6,785)             595,806
  PROVISION FOR INCOME TAXES.........................................                      46,392              254,800
                                                                                     ---------------      ----------------

  NET (LOSS) INCOME..................................................                  $  (53,177)            $341,006
                                                                                     ===============      ================

COMPREHENSIVE (LOSS) INCOME..........................................                  $  (88,957)            $314,971
                                                                                     ===============      ================

BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:
     Net (loss) income...............................................                      $(.01)                $.07

SHARE DATA:

WEIGHTED AVERAGE SHARES USED IN BASIC (LOSS) EARNINGS
     PER COMMON SHARE CALCULATIONS...................................                  5,705,712            4,645,311

PLUS:  INCREMENTAL SHARES FROM ASSUMED CONVERSION OF STOCK OPTIONS                          -                 105,090
                                                                                     ---------------      ----------------

WEIGHTED AVERAGE SHARES USED IN DILUTED (LOSS) EARNINGS
     PER COMMON SHARE CALCULATIONS...................................                  5,705,712            4,750,401
                                                                                     ===============      ================


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                  ---------------------------------------
                                                                                        2001                  2000
                                                                                  -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income................................................             $(53,177)             $341,006
       Adjustments to reconcile net (loss) income to net cash
        used for operating activities:
           Depreciation and amortization................................              156,316                56,377
           Deferred income tax benefit..................................              (68,174)               (4,900)
       Changes in assets and liabilities:
           Accounts receivable..........................................             (219,994)             (308,892)
           Receivables from related parties.............................             (626,992)             (128,411)
           Prepaid expenses.............................................               47,269                30,699
           Prepaid income taxes.........................................               88,123               138,985
           Other assets.................................................              (33,443)             (619,879)
           Accounts payable.............................................             (214,953)             (179,569)
           Accrued expenses.............................................              133,311                 6,573
           Commissions payable..........................................              124,097               440,217
           Income taxes payable.........................................               45,834                24,915
                                                                                  -----------------     -----------------

               NET CASH USED FOR OPERATING ACTIVITIES...................             (621,783)             (202,879)
                                                                                  -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment...............................             (209,460)              (98,611)
       Purchase of investments..........................................                    -               (52,401)
       Sale of investments..............................................                  768                     -
                                                                                  -----------------     -----------------

              NET CASH USED FOR INVESTING ACTIVITIES....................             (208,692)             (151,012)
                                                                                  -----------------     -----------------


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                               ------------------------------------------
                                                                                      2001                   2000
                                                                               -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Acquisition of treasury stock....................................           (30,135)                      -
       Offering costs...................................................           (10,562)               (266,785)
       Note payable.....................................................           685,000                 487,968
       Payments on note payable.........................................          (454,262)                (71,040)
                                                                               -------------------     ------------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES.................           190,041                 150,143
                                                                               -------------------     ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS...............................          (640,434)               (203,748)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................         7,180,340                 844,603
                                                                               -------------------     ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD................................        $6,539,906                $640,855
                                                                               ===================     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Interest...........................................................        $   25,648                $  9,999
                                                                               ===================     ==================
     Income taxes.......................................................        $        -                $ 95,800
                                                                               ===================     ==================


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month and nine-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of March 31, 2001 included in the Company's Form 10-KSB for the year ended March 31, 2001 filed with the Securities and Exchange Commission.

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

         Segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenue and expense, and receivables and payables, are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:


                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                             -------------------------------------
                                                                  2001                 2000
                                                             ----------------     ----------------

         NON-INTEREST REVENUES:
             ICC...............................                $ 6,702,293           $6,786,213
             EPA...............................                    659,357              765,036
             ICH...............................                       -                    -
                                                             ----------------     ----------------

                  TOTAL........................                $ 7,361,650           $7,551,249
                                                             ================     ================

         NET INTEREST AND DIVIDENDS:
             ICC...............................                $    32,153           $   33,367
             EPA...............................                       -                    -
             ICH...............................                     43,953                5,469
                                                             ----------------     ----------------

                  TOTAL........................                $    76,106           $   38,836
                                                             ================     ================

         INCOME (LOSS):
             ICC...............................                $   476,214           $  157,943
             EPA...............................                     37,663               44,022
             ICH...............................                   (169,202)            (115,268)
                                                             ----------------     ----------------

                  TOTAL........................                $   344,675           $   86,697
                                                             ================     ================

         PERIOD END TOTAL ASSETS:
             ICC...............................                $ 4,133,350           $3,230,776
             EPA...............................                    672,967              653,596
             ICH...............................                  5,852,446            1,218,128
                                                             ----------------     ----------------

                  TOTAL........................                $10,658,763           $5,102,500
                                                             ================     ================

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.  SEGMENT INFORMATION (CONTINUED)


                                                                      NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                             -------------------------------------
                                                                  2001                 2000
                                                             ----------------     ----------------

         NON-INTEREST REVENUES:
             ICC...............................               $18,826,596          $20,554,575
             EPA...............................                 2,043,460            2,203,817
             ICH...............................                    -                     8,844
                                                             ----------------     ----------------

                  TOTAL........................               $20,870,056          $22,767,236
                                                             ================     ================

         NET INTEREST AND DIVIDENDS:
             ICC...............................               $    69,262          $    67,518
             EPA...............................                      -                    -
             ICH...............................                   131,878               14,346
                                                             ----------------     ----------------

                  TOTAL........................               $   201,140          $    81,864
                                                             ================     ================

         INCOME (LOSS):
             ICC...............................               $   426,918          $   599,813
             EPA...............................                    98,721              118,609
             ICH...............................                  (578,816)            (377,416)
                                                             ----------------     ----------------

                  TOTAL........................               $   (53,177)         $   341,006
                                                             ================     ================

         PERIOD END TOTAL ASSETS:
             ICC...............................               $ 4,133,350          $ 3,230,776
             EPA...............................                   672,967              653,596
             ICH...............................                 5,852,446            1,218,128
                                                             ----------------     ----------------

                  TOTAL........................               $10,658,763          $ 5,102,500
                                                             ================     ================

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

         The Company had consolidated operating income of $524,180 for the three months ended December 31, 2001 as compared to consolidated operating income of $124,224 for the three months ended December 31, 2000. This increase in consolidated operating income of $399,956, or 322.0%, after the elimination of all inter-company revenues and expenses, was attributable to a $480,847 increase in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC), a $53,944 decrease in operating income provided by Investors Capital Holdings, Ltd (ICH), on a stand-alone basis, and a $26,947 decrease in operating income provided by the Company's subsidiary Eastern Point Advisors
(EPA). The $480,847 increase in operating income provided by ICC was mainly attributable to increases of approximately $354,000 in income derived from our marketing efforts in the areas of seminars, conferences and conventions and approximately $96,000 in basis points and fees. This income derived from seminars, conferences and conventions has become an integral part of our business. In order for us to attract and retain quality representatives, and, therefore, grow our income from core operations, we have found that organizing these types of events is a very effective way to do this.

         Consolidated commissions and advisory fee income of $7,361,650 for the three months ended December 31, 2001 decreased by $189,599, or 2.5%, as compared to consolidated commissions and advisory fee income of $7,551,249 for the three months ended December 31, 2000. This decrease in gross revenues, after the elimination of all inter-company revenues and expenses, was attributable to a $105,679 decrease in advisory fee income provided by EPA and an $83,920 decrease in revenues provided by ICC. The decrease of $105,679 in advisory fee income provided by EPA was the result of a decline in the overall market value of our portfolio. The overall $83,920 decrease in revenues from ICC consisted of an increase of approximately $96,000 in basis points and fees and a $180,000 decrease in commission revenues. This decrease in commission revenues was driven by a decline in market conditions from the same period last year. However, we feel that this has been an accomplishment, as revenues have remained relatively stable.

         Consolidated commissions and advisory fee expense of $5,822,097 for the three months ended December 31, 2001 decreased by $254,390, or 4.2%, as compared to consolidated commissions and advisory fee expense of $6,076,487 for the three months ended December 31, 2000. This decrease, after the elimination of all inter-company revenues and expenses, was attributable to a $206,100 decrease in commission expense incurred by ICC and a $48,290 decrease in advisory fee expense incurred by EPA. The decrease of $206,100 in commission expense incurred by ICC was a direct result of the decrease in gross revenues. The $48,290 decrease in advisory fee expense of EPA was a direct result of the decrease in advisory fee income.

         Consolidated administrative expenses of $1,144,931 for the three months ended December 31, 2001 increased by $70,102, or 6.5%, as compared to consolidated administrative expenses of $1,074,829 for the three months ended December 31, 2000. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $59,907 increase in administrative expenses incurred by ICC, a $52,194 increase in administrative expenses incurred by ICH, on a stand-alone basis and a $41,999 decrease in administrative expenses incurred by EPA. The increase of $59,907 in administrative expenses incurred by ICC was driven by an increase of approximately $100,000 in legal costs associated with the settlement of various NASD arbitrations. These increases were offset by decreases netting approximately $40,000, representing the cost reductions we have put in place since the beginning of our fiscal year. The increase of $52,194 in administrative expenses incurred by ICH was driven by increases of approximately $18,000 in legal and accounting and $25,000 for the amortization of the Company's investment in its insurance subsidiary, ICC Insurance Agency, Inc., which will be completely expensed as of March 31, 2002. The decrease of $41,999 in administrative expense contributed by EPA was driven by reductions in a number of expenses. Although we have been closely examining our expenses, the legal and accounting costs incurred cannot be completely eliminated. However, our objective is to minimize these types of costs now and in the future. While we realize that cost cutting is not the sole path to profitability, we are committed to an ongoing evaluation of our business in which every expense is evaluated for its contribution to profitability.

         Consolidated selling expenses of ($129,558) for the three months ended December 31, 2001 decreased by $405,267, or 147.0%, as compared to consolidated selling expenses of $275,709 for the three months ended December 31, 2000. This decrease, after the elimination of all inter-company revenues and expenses, was attributable to a $418,574 decrease in selling expenses incurred by ICC, an $11,557 increase in selling expenses incurred by EPA and a $1,750 increase in selling expense incurred by ICH, on a stand-alone basis. The decrease of $418,574 in selling expenses incurred by ICC was driven by the $354,000 of income derived from our marketing efforts in the areas of seminars, conferences and conventions as mentioned above in our discussion of operating income. In addition, regulatory expense decreased by approximately $45,000 resulting from efforts to enhance the area of compliance. As mentioned in the discussion of administrative expenses, we are committed to an ongoing evaluation of our business in which every expense is evaluated for its contribution to profitability.

         The Company had consolidated net income of $344,675 for the three months ended December 31, 2001 as compared to consolidated net income of $86,697 for the three months ended December 31, 2000. This $257,978, or 297.6%, increase in net earnings, after the elimination of all inter-company revenues and expenses, was attributable to a $318,271 increase in net income provided by ICC, a $53,934 decrease in net income provided by ICH, on a stand-alone basis, and a $6,359 decrease in net income provided by EPA. The $318,271 increase in net income provided by ICC was attributable to the $354,000 of income derived from seminars, conferences and conventions. Excluding this income, the Company has managed to relatively maintain profitability from the same period last year through an ongoing evaluation of expenses and the recruitment of a higher income-producing representative.

         The Company had consolidated income taxes of $253,892 for the three months ended December 31, 2001 as compared to consolidated income taxes of $73,300 for the three months ended December 31, 2000. This increase of $180,592, or 246.4%, in income taxes was mainly attributable to the increase in operating income driven by the $354,000 of income from seminars, conferences and conventions.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2000

         The Company had a consolidated operating loss of $214,225 for the nine months ended December 31, 2001 as compared to consolidated operating income of $523,941 for the nine months ended December 31, 2000. This decrease of $738,166, or 140.9%, in consolidated operating income, after the elimination of all inter-company revenues and expenses, was attributable to a $384,594 decrease in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC), a $276,494 decrease in operating income provided by Investors Capital Holdings, Ltd (ICH), on a stand-alone basis, and a $77,078 decrease in operating income provided by the Company's subsidiary Eastern Point Advisors
(EPA). The $384,594 decrease in operating income provided by ICC was driven by an increase of approximately $387,000 in legal expense related to the settlement of various lawsuits. In this regard, numerous changes have been made in the area of compliance, which will help mitigate any future claims against us. The $276,494 decrease in operating income provided by ICH was driven by increases of approximately $92,000 in legal and accounting expense, $75,000 for the amortization of the Company's insurance subsidiary, ICC Insurance Agency, $68,000 in public relations and $25,000 in printing expense. The increases in legal and accounting, public relations and printing were mainly attributable to the fact that we are now a public company and require services that would not ordinarily be required as a non-public entity. However, as part of our expense management, these expenses have been closely examined, and in some cases significantly reduced, as the Company incorporated these functions into its daily operations without sacrificing the effectiveness that the outsourcing contributed to the Company. In addition, the Company's investment in ICC Insurance Agency will be fully amortized as of March 31, 2002 and, therefore, will have no future charges against income from that time forward.

         Consolidated commissions and advisory fee income of $20,870,056 for the nine months ended December 31, 2001 decreased by $1,897,180, or 8.3%, as compared to consolidated commissions and advisory fee income of $22,767,236 for the nine months ended December 31, 2000. This decrease in gross revenues, after the elimination of all inter-company revenues and expenses, was attributable to a $1,727,979 decrease in revenues provided by ICC, a $160,357 decrease in advisory fee income provided by EPA and an $8,844 decrease in other income provided by ICH, on a stand-alone basis. The overall $1,727,979 decrease in revenues from ICC consisted of an increase of approximately $426,000 in basis points and fees and a $2,153,979, or 10%, decrease in commission revenues. This decrease in commission revenues was driven by a decline in market conditions, which we cannot control, from the same period last year. However, the accomplishment in this area has been to offset the change in market conditions with a more focused recruitment process in which higher income-producing representatives have been acquired.

         Consolidated commissions and advisory fee expense of $16,814,353 for the nine months ended December 31, 2001 decreased by $1,944,963, or 10.4%, as compared to consolidated commissions and advisory fee expense of $18,759,316 for the nine months ended December 31, 2000. This decrease, after the elimination of all inter-company revenues and expenses, was attributable to a $1,842,262 decrease in commission expense incurred by ICC and a $102,701 decrease in advisory fee expense provided by EPA. The decrease of $1,842,262 in commission expense incurred by ICC was driven by the decrease in gross commission revenues of $2,153,979 as mentioned above.

         Consolidated administrative expenses of $3,876,360 for the nine months ended December 31, 2001 increased by $884,685, or 29.6%, as compared to consolidated administrative expenses of $2,991,675 for the nine months ended December 31, 2000. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $646,447 increase in administrative expenses incurred by ICC, a $221,892 increase in administrative expenses incurred by ICH, on a stand-alone basis and a $16,346 increase in administrative expenses incurred by EPA. The increase of $646,447 in administrative expenses incurred by ICC was driven by increases of approximately $387,000 in legal expense related to the settlement of various NASD arbitrations, $195,000 in salary and related expense and $130,000 in insurance expense. The $221,892 increase in administrative expenses incurred by ICH was driven by increases of approximately $92,000 in legal and accounting expense, $75,000 for the amortization of the Company's insurance subsidiary, ICC Insurance Agency, $25,000 in printing expense and $18,000 in expenses associated with investor relations. Although we have been closely examining our expenses, many of these costs incurred cannot be completely eliminated as they are associated with the fact that we are a publicly traded company. However, our objective is to minimize these types of costs now and in the future.

         Consolidated selling expenses of $393,568 for the nine months ended December 31, 2001 decreased by $98,736, or 20.1%, as compared to consolidated selling expenses of $492,304 for the nine months ended December 31, 2000. This decrease, after the elimination of all inter-company revenues and expenses, was attributable to a $147,570 decrease in selling expenses incurred by ICC, a $45,758 increase in selling expenses incurred by ICH, on a stand-alone basis, and a $3,076 increase in selling expenses incurred by EPA. The decrease of $147,570 in selling expenses incurred by ICC was attributable to approximately $117,000 of income derived from our marketing efforts in the areas of seminars, conferences and conventions, which reduce expense. In addition, regulatory expense decreased by approximately $48,000 resulting from efforts to enhance the area of compliance. The increase of $45,758 in selling expenses incurred by ICH was driven by costs incurred for public relations.

         The Company had a consolidated net loss of $53,177 for the nine months ended December 31, 2001 as compared to consolidated net income of $341,006 for the nine months ended December 31, 2000. This $394,183, or 115.6%, decrease in net earnings, after the elimination of all inter-company revenues and expenses, was attributable to a $201,400 decrease in net income provided by ICH, on a stand-alone basis, a $172,895 decrease in net income provided by ICC and a $19,888 decrease in net income provided by EPA. The $201,400 decrease in net income provided by ICH was driven by increases in expenses such as legal and accounting, amortization, investor and public relations and printing. The $172,895 decrease in net income from ICC was driven by increases in administrative expenses such as legal, salary and insurance.

         The Company had consolidated income taxes of $46,392 for the nine months ended December 31, 2001 as compared to consolidated income taxes of $254,800 for the nine months ended December 31, 2000. This decrease of $208,408, or 81.8%, in income tax expense was attributable to the overall decline in operating earnings from the previous year to date.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that return on equity primarily is based on the use of capital in an efficient manner. Historically, we have financed our operations primarily through an initial public offering, private equity and internally generated cash flow and not by incurring debt.

         As of December 31, 2001, cash and cash equivalents totaled $6,539,906 as compared to $7,180,340 as of March 31, 2001. Working capital as of December 31, 2001 was $7,162,018 as compared to $7,378,259 as of March 31, 2001.

         As of December 31, 2001, our net capital ratio for the broker-dealer was 1.6 to 1 as compared to 13.8 to 1 as of December 31, 2000. The SEC requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of December 31, 2001, we had net capital of $1,226,421 as compared to net capital of $156,737 as of December 31, 2000. This resulted in excess net capital of $1,095,368 and $12,273, respectively, for the applicable periods.

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

         FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The effect of this statement did not have a material impact on the Company's financial position or results of operations.

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

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         Our broker-dealer subsidiary, Investors Capital Corporation, was engaged in a material NASD Arbitration in which four of our registered representatives were alleged to have made misrepresentations in the sale of unsecured promissory notes in a Florida company that has since filed for bankruptcy protection. Our broker-dealer subsidiary did not pre-approve these sales, had no knowledge of them and further did not receive any compensation from these sales. We were involved in this matter under agency principles for our alleged failure to supervise the registered representatives involved.
The Arbitration, Brown, et al. v. Investors Capital Corporation was originally filed with the NASD on February 3, 2000 in Boca Raton, Florida. Without admitting fault, and in exchange for a full and complete release from any and all claims relating thereto, this matter was settled on November 5, 2001. Investors Capital Corporation contributed $112,668 to the total settlement in this matter.

         Our broker-dealer subsidiary, Investors Capital Corporation, is engaged in a material NASD Arbitration in which four of our registered representatives are alleged to have made misrepresentations in the sale of unsecured promissory notes in a Florida company that has since filed for bankruptcy protection. Our broker-dealer subsidiary did not pre-approve these sales, had no knowledge of them and further did not receive any compensation from these sales. We are involved in this matter under agency principles for our alleged failure to supervise the registered representatives involved.
The Arbitration, Wonus, et al. v. Investors Capital Corporation was originally filed with the NASD on February 3, 2000 in Boca Raton, Florida. Without admitting fault, and in exchange for a full and complete release from any and all claims relating thereto, this matter will be settled in February 2002. Investors Capital Corporation will contribute $171,643 to the total settlement in this matter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2002.

                                         INVESTORS CAPITAL HOLDINGS, LTD.

                                         By:  /s/ Timothy B. Murphy

                                         Timothy B. Murphy
                                         Chief Financial Officer