Form 10KSB
period 2002-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2002-06-28
CIK 1001871

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
MARCH 31, 2002

COMMISSION FILE NO. 1-16349

INVESTORS CAPITAL HOLDINGS, LTD.
(Name of small business issuer in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-3284631 (IRS Employer Identification No.)

230 Broadway
Lynnfield, Massachusetts 01940
(781) 593-8565
(Address of principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Revenues for the fiscal year ended March 31, 2002 totaled $28,880,521.

        As of June 25, 2002, there were outstanding 5,717,380 shares of voting common stock, $0.01 par value per share of the registrant. The aggregate market value of the shares of the registrant's voting common stock held by non-affiliates of the registrant was $3,912,960 based on the closing price of $2.00 per share of the voting common stock on the American Stock Exchange on June 25, 2002.

Documents Incorporated by Reference

        Certain portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 13, 2002 are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-KSB.

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

        These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) losses may be incurred if our investment professionals fail to comply with regulatory requirements; (2) the loss of either Theodore E. Charles or Timothy B. Murphy may adversely affect our business and financial condition through the loss of significant business contacts, which would have to be replaced; (3) customer fraud could harm our earnings and profits by requiring us to expend time, money and incur actual loss, exposing us to the potential for arbitration; (4) investment professional and employee fraud and misconduct could harm our profits and earnings by causing us to expend time, money and incur actual loss, with the latter exposing us to the potential for litigation; (5) without implementation of adequate internal controls, our ability to make money could be severely restricted by regulatory sanctions being applied against our broker-dealer subsidiary, and could result in us paying substantial fines and limit our ability to make money; (6) involvement in material legal proceedings could have a significant impact on our earnings and profits if we are found liable for such claims; (7) a change in our clearing firm could result in the inability of our customers to transact business in a timely manner due to delays and errors in the transfer of their accounts, which, on a temporary basis, could affect our earnings and profits.

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

Support to our Representatives

        Investors Capital Corporation.    Investors Capital Corporation, an NASD registered broker-dealer also registered with the Securities and Exchange Commission is headquartered in Lynnfield, Massachusetts and is a wholly-owned subsidiary of Investors Capital Holdings, Ltd. Doing business in all 50 states, Puerto Rico and the District of Columbia, Investors Capital Corporation makes available multiple investment products, and provides support, technology and back-office service to its network of approximately 1,103 registered representatives. Our representatives sell investment products that are securities under federal and state law. Accordingly, they are required to, and are registered as, representatives with our broker-dealer subsidiary. Similar registrations may be required by these persons as investment adviser representatives under federal and state law. Our in-house training program for these representatives emphasizes the long-range aspects of financial planning and investment products. We believe that through the continuing education we provide to our registered representatives, our clients can become better informed, and therefore, better serviced. This entity generated approximately 90% of Investors Capital Holdings' total revenues for the fiscal year ended March 31, 2002.

        We seek to recruit primarily experienced, productive registered representatives by offering them an attractive commission payout and the independence of owning and operating their own offices. Generally, each such office pays substantially, if not all, of the costs associated with its establishment and operation. We provide technical, regulatory, supervisory, compliance and other support services to our independent investment professionals. This allows expansion of our operations with relative minimal capital outlay by our firm. Continuing to add experienced, productive registered representatives is an integral part of our growth strategy.

        The commission payouts to our registered representatives are negotiable and currently average approximately 85% of the gross dealer concession generated from the sale of securities. Pursuant to the terms of our agreement with our registered representatives, and as permitted by current NASD rules, we provide our representatives, or their named beneficiaries, with continuing commissions on pre-existing business in the event of their retiring from the securities industry or death. Also, in this agreement, each of our representatives grants to us the right to offset against commissions any losses we sustain as a result of their actions, omissions and errors. Our agreement with our representatives is terminable by either party with 15 days prior written notice, and does not contain either a confidentiality or non-compete provision.

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

      Corporate and product brochures;

      Technology resources;

      Client letters;

      Seminars; and

      Advertising and public relations

        Focus.    Our focus is on representatives who offer their clients assistance in attaining their long-range financial goals. Utilizing primarily experienced representatives, our client list is widely diversified in terms of goals, financial resources and geography. During the fiscal year ended March 31, 2002, the average revenue per registered representative was $23,700 as compared to $25,000 for our fiscal year ended March 31, 2001. Additionally, on March 31, 2002, we had a total of 1,103 representatives in our national network, as compared to 1,082 for the same period last year.

        Supervision.    Our broker-dealer subsidiary's compliance staff includes individuals with significant industry experience. Six of these individuals, including two experienced compliance attorneys, are located in the home office. The remaining compliance individuals, most of whom have in excess of 10 years of industry experience, termed Offices of Supervisory Jurisdiction by the NASD, are field supervisors situated across the country and are charged with compliance responsibilities for a defined group of registered representatives. By positioning these compliance individuals in the field, we are able to more closely scrutinize and monitor the activities of our representatives thereby ensuring, as much as possible, their compliance with the requisite rules and regulations. Such a field supervisor is assigned to each new registered representative affiliated with our broker-dealer subsidiary. Our in-house computer systems and programs further assist us in compliance matters.

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

      Assistance with customer complaints and regulatory inquiries;

      Workshops and in-house publications on various compliance matters; and

      Regional and national meetings

        Clearing.    We utilize the services of another broker-dealer to clear our transactions. Our clearing agreement is on a fee-for-service basis. Our clearing firm processes most of the securities transactions for our account and the accounts of our clients. Services of our clearing firm include billing and credit extension, control and receipt and custody and delivery of securities, for which we pay a transaction charge. We rely on the operational capacity and the ability of our clearing firm for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws are not applicable to us.

        Broker-Dealer Revenue.    As of the end of our most recent fiscal year, March 31, 2002, revenue generated from our broker-dealer subsidiary's activities can be broken into the following percentages:

      Commissions from the sale of mutual funds and unit investment trusts: 34%

      Commissions from the sale of variable annuities and variable life insurance: 48%

      Commissions from the sale of individual stocks and bonds: 9%

      Commissions from the sale of direct participation programs: 1%

      Other miscellaneous commission and fee income: 8%

    Investment Advisory Services

        Eastern Point Advisors, Inc.    Our investment adviser subsidiary provides investment advisory and asset management services directly to the investing public through its managed asset programs. These programs involve managed portfolios of load and no-load mutual funds, variable and fixed annuities and/or individual securities, and are provided to the public through approximately 260 investment adviser representatives and solicitors. As of March 31, 2002, we had approximately $135 million under management in these managed asset programs with average weekly contributions of new money in excess of $1 million since January of 2000. The maximum annual fee charged for these services is 2.75%, which is paid by the customer in quarterly installments. Eastern Point Advisors contributes approximately 10% of Investors Capital Holdings' total revenues.

        In addition, our investment adviser subsidiary is the investment adviser to our retail mutual fund, the Eastern Point Advisors Twenty Fund. Until recently, this mutual fund was marketed to the public solely by registered representatives of Investors Capital Corporation. Recently, our investment adviser subsidiary has begun making its portfolios available to other broker-dealers. We have signed selling agreements to make our managed asset programs available to registered representatives of certain other broker-dealers, as well as to allow our mutual fund to be marketed by investment professionals affiliated with certain selected broker-dealers in addition to Investors Capital Corporation. These wholesaling activities increase the exposure of both the managed asset programs and the mutual fund.

        As of March 31, 2002, Eastern Point Advisors had approximately $9.2 million under management in this mutual fund. The annual fee charged by Eastern Point Advisors to the fund for its services is 1.50%, which is paid monthly.

        As of March 31, 2002 we had approximately 260 investment adviser representatives registered with the various state securities departments. These investment adviser representatives are typically registered representatives of our wholly-owned brokerage subsidiary. Licensing requirements for these investment adviser representatives are dictated by the state in which they conduct business. As such, prior to their clients utilizing our investment advisory services, each investment adviser representative and solicitor must satisfy the requisite state licensing requirements which are typically the NASD Series 6 or 7 securities license coupled with a Series 65 or 66 license.

        Asset Allocation Strategy.    Eastern Point Advisor's asset allocation strategy, utilized by approximately 3,246 investors as of March 31, 2002, is based on the principle that, by investing in a combination of asset classes, we may reduce risk while seeking to provide enhanced returns. Thus, by combining asset classes that typically do not move in tandem, the volatility of the customer's investment portfolio may be lowered while, at the same time, provide the opportunity for possible increased long-term returns.

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

        Fee-Based Compensation Structure.    As required by the Investment Advisers Act of 1940, compensation is based on an annual fee calculated as a percentage of total assets under management rather than a transaction-based commission or performance fee.

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

Mutual Fund

        The Eastern Point Advisors Twenty Fund.    The Eastern Point Advisors Twenty Fund, formally known as the Investors Capital Twenty Fund, is our growth-oriented mutual fund, which became available for sale on October 19, 1999. We created this mutual fund to complement our existing product lines with the rationale that our mutual fund would provide investors with a convenient way to meet their financial goals and, at the same time, provide new sales opportunities for representatives of our broker-dealer subsidiary.

        The Eastern Point Advisors Twenty Fund invests in a portfolio of common stocks believed to offer capital appreciation potential. As such, the Fund may be more suitable for those investors who seek capital appreciation and are willing to accept a significant degree of volatility and risk.

        The Eastern Point Advisors Twenty Fund utilizes a non-diversified portfolio of 20 to 30 common stocks of companies of any size, regardless of industry or sector, which may include smaller emerging companies. As of March 31, 2002, the Eastern Point Advisors Twenty Fund had assets of $9,236,596.

        Class A Shares of the Eastern Point Advisors Twenty Fund carry a maximum one-time, up-front sales charge to the investor of 5.75%. This sales charge decreases as the dollar amount of the investor's investment increases. Class C Shares have no such up-front sales charge but, in addition to annual management fees, carry a 1.00% per year annual fee.

Our Strategy

        Key elements to achieve our corporate objectives include:

        Increase brand awareness.    We plan to increase our brand recognition to attract new clients. We are implementing a comprehensive marketing plan to attract more clients and experienced representatives, build market awareness, educate the investing public and develop brand name recognition and loyalty. We intend to accomplish this strategy through direct marketing, advertising through our marketing department, use of our web site, a public relations program, live seminars, print advertising and television air time. In addition, we have committed to opening company-operated offices in selected strategic geographic locations across the country. In this regard, we have already opened investment centers in Topsfield, Massachusetts and Pittsburgh, Pennsylvania, and are in the planning stage of opening centers in California and Florida.

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

        Create technologically innovative solutions to satisfy clients' needs.    We intend to continue our active efforts in pursuing additional technologies to service the rapidly evolving financial services industry. Specifically, we are developing our web site to enable our clients to trade equity securities more efficiently via the internet, monitor the history and current status of their accounts at any time on-line and access all types of financial and other information to enhance their situations. Also, we have developed personalized internet web sites for our representatives. These personalized sites provide the clients of our representatives, through the use of passwords and firewalls, a secure and private interface directly to our proprietary web site. This allows these clients to do market research, buy and sell securities on-line, monitor their accounts and utilize financial calculators.

        Build and expand our corporate presence.    We intend to expand our branch office locations to strategically situated metropolitan locations throughout the United States. We have expanded in Massachusetts and Pennsylvania, and intend to expand in California and Florida. We also continue to explore strategic alliances, acquisitions and other opportunities to provide our clients with the best possible services and products.

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

        Also, as demand for discounted brokerage services increases, our market is becoming more competitive. In particular, we anticipate that competition for electronic brokerage services will intensify as investor demand for such services increases. We also recognize and intend to capitalize on the fact that when investing large amounts of money, investors typically prefer personal attention from an experienced industry professional rather than inexpensive internet access to trading.

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

      Our ability to attract and retain a network of investment professionals;

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

Employees

        As of March 31, 2002, we had 35 full-time employees, all of which are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements with other individuals on an as-needed basis to assist with programming and developing proprietary technologies.

ITEM 2. Description of Property.

        Our principal executive offices are located in a 7,600 square foot facility at 230 Broadway, Lynnfield, Massachusetts. This facility is comprised of several office condominiums owned by different entities, which lease the office space to the Company. A portion of the space which is leased to the Company, including Investors Capital Corporation and Eastern Point Advisors, is owned by Arlsburg Trust, the trustee of which is the principal stockholder of Holdings, and Investors Realty, LLC, the principal member of whom is the principal stockholder of Holdings. The remainder is leased from an unrelated entity. The combined current annual rent was $182,723 and is comparable to current market rates for similar space in our geographic area. The leases expire in August 2003. In addition, the Company leases office space from the Arlsburg Trust for its investment center located in Topsfield, Massachusetts. Rent expense for the investment center was $36,000 for the year ended March 31, 2002.

ITEM 3. Legal Proceedings.

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

        Our broker-dealer subsidiary, Investors Capital Corporation, has recently become engaged in a material NASD Arbitration in which one of our registered representatives is alleged to have made misrepresentations in the sale of unsecured promissory notes in a Florida company that has since filed for bankruptcy protection. This arbitration, Paul and Irmgard Jung and Wilhelm Trefz vs. Investors Capital Corporation and Kenneth J. Saunders originally was filed with the NASD on April 17, 2002 in Boca Raton, Florida. Damages are alleged in the amount of approximately $221,455. At this time legal counsel is unable to evaluate the likelihood of an unfavorable outcome or estimate the potential loss.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders of Investors Capital Holdings, Ltd. during the fiscal year covered by this report.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

        Investors Capital Holdings' common stock began trading on The American Stock Exchange (AMEX) under the symbol "ICH" on February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of June 17, 2002, exclusive of shares held in street name, there were approximately 75 stockholders of record and 5,717,380 shares outstanding.

        The following table presents the high and low closing prices for the common stock of Investors Capital Holding, Ltd. on the AMEX for the period indicated.

	High	Low
Fiscal 2002
For the period from April 1, 2001 through June 30, 2001	$6.00	$3.11
For the period from July 1, 2001 through September 30, 2001	$3.75	$2.20
For the period from October 1, 2001 through December 31, 2001	$3.49	$2.50
For the period from January 1, 2002 through March 31, 2002	$2.99	$2.00
Fiscal 2001
For the period from February 8, 2001 through March 31, 2001	$8.00	$5.55

        Investors Capital Holdings, Ltd. did not pay dividends for the year ended March 31, 2002. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. See Regulation and Management's Discussion and Analysis—Liquidity and Capital Resources, included elsewhere in this Form 10-KSB.

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

Results of Operations

Fiscal Year Ended March 31, 2002 Compared with Fiscal Year Ended March 31, 2001

        Consolidated operating loss of $152,205 for the year ended March 31, 2002 decreased by $16,305, or 9.7%, as compared to the consolidated operating loss of $168,510 for the year ended March 31, 2001. This decrease in consolidated operating loss, after the elimination of all inter-segment revenues and expenses, was attributable to a $253,503 increase in operating income provided by Investors Capital Corporation (ICC) and a $121,522 increase in operating income provided by Eastern Point Advisors (EPA). Offsetting these increases was a decrease of $358,720 in operating income provided by Investors Capital Holdings, Ltd (ICH), on a stand-alone basis. The $253,503 increase in operating income provided by ICC was attributable to an increase of $151,876 in income earned from promotional events throughout the year as well as a $116,279 increase in fees charged for an insurance policy. The remaining $14,652 decrease was the result of miscellaneous items. The $121,522 increase in operating income provided by EPA was mainly attributable to a $94,476 decrease in expenses associated with the discontinuation of the Investors Capital Internet and Technology Fund. The remaining $27,046 increase resulted from a general reduction in various expenses as part of an effort to streamline our operations. The $358,720 decrease in operating income provided by ICH was attributable to an increase of $130,388 in legal and accounting, a $100,000 increase associated with the amortization of the Company's subsidiary, ICC Insurance Agency, an increase of $61,445 in printing costs and a $59,328 increase in investor and public relations costs. The remaining $7,559 decrease was comprised of miscellaneous items.

        Consolidated commissions and advisory fee income of $28,880,521 for the year ended March 31, 2002 decreased by $925,623, or 3.1%, as compared to consolidated commissions and advisory fee income of $29,806,144 for the year ended March 31, 2001. This decrease in gross revenues, after the elimination of all inter-segment revenues and expenses, was attributable to a $777,309 decrease in revenues provided by ICC, a $139,470 decrease in advisory fee income provided by EPA and an $8,844 decrease in other income provided by ICH. The decrease of $777,309 in gross revenues provided by ICC was mainly driven by a decrease of $480,184 in one-time commissions earned from the initial public offering which occurred last year. The remaining $297,125 decrease was attributable to an overall decline in commissions earned from the sale of mutual fund and variable annuity products as the market under-performed compared to the previous year. The $139,470 decrease in advisory fee income provided by EPA was mainly the result of market conditions and a decision to terminate certain selling agreements that were not favorable to the Company.

        Consolidated commissions and advisory fee expense of $23,309,136 for the year ended March 31, 2002 decreased by $1,252,532, or 5.1%, as compared to consolidated commissions and advisory fee expense of $24,561,668 for the year ended March 31, 2001. This decrease, after the elimination of all inter-segment revenues and expenses, was attributable to a $1,171,215 decrease in commission expense incurred by ICC and an $81,317 decrease in advisory fee expense incurred by EPA. The decrease of $1,171,215 in commission expense incurred by ICC was the result of the decrease in one-time commissions earned from the sale of mutual funds and variable annuity products as well as the decrease in commissions earned from the initial public offering in the previous year. As the commissions earned on these revenues decrease, the payout associated with these revenues decreases proportionately.

        Consolidated administrative expenses of $5,158,290 for the year ended March 31, 2002 increased by $680,084, or 15.2%, as compared to consolidated administrative expenses of $4,478,206 for the year ended March 31, 2001. This increase, after the elimination of all inter-segment revenues and expenses, was attributable to a $529,890 increase in administrative expenses incurred by ICC and a $312,576 increase in administrative expenses incurred by ICH. Offsetting these increases was a decrease of $162,382 in administrative expenses incurred by EPA. The increase of $529,890 in administrative expenses incurred by ICC was mainly driven by a $438,024 increase in legal expense related to the settlement of various NASD arbitrations. The remaining $91,866 increase was driven by an overall increase in payroll and payroll related expenses. The increase of $312,576 in administrative expenses incurred by ICH was driven by an increase of $130,388 in legal and accounting expense, a $100,000 increase associated with the amortization of the Company's subsidiary, ICC Insurance Agency, and a $61,445 increase in printing costs. The remaining $20,743 increase was attributable to miscellaneous items. The decrease of $162,382 in administrative expenses incurred by EPA was driven by a $94,476 decrease in expenses associated with the discontinuation of the Investors Capital Internet and Technology Fund as well as a $69,744 decrease in printing expense. The offsetting increase of $1,838 was due to miscellaneous items.

        Consolidated selling expenses of $565,300 for the year ended March 31, 2002 decreased by $369,480, or 39.5%, as compared to consolidated selling expenses of $934,780 for the year ended March 31, 2001. This decrease, after the elimination of all inter-segment revenues and expenses, was attributable to a $389,487 decrease in selling expenses incurred by ICC and a $17,293 decrease in selling expenses incurred by EPA. Offsetting these decreases was a $37,300 increase in selling expenses incurred by ICH. The decrease of $389,487 in selling expenses incurred by ICC was driven by a decrease of $172,847 in advertising costs and a $151,876 increase in income earned from promotional events throughout the year. The remaining $64,764 decrease was the result of various cost cutting measures put in place throughout the year.

        Consolidated income taxes of $125,249 for the year ended March 31, 2002 increased by $111,249, or 794.6%, as compared to consolidated income taxes of $14,000 for the year ended March 31, 2001. This increase in income tax expense was mainly attributable to an increase in permanent differences in which certain expenses are deductible for book purposes but not deductible for tax purposes.

        Consolidated net income of $4,137 for the year ended March 31, 2002 increased by $108,443, or 104.0%, as compared to consolidated net loss of $104,306 for the year ended March 31, 2001. This $108,443 increase in net earnings, after the elimination of all inter-segment revenues and expenses, was attributable to a $239,116 increase in net income provided by ICC and a $103,696 increase in net income provided by EPA. Offsetting these increases was an increase in net loss of $234,369 provided by ICH. The $239,116 increase in net income provided by ICC was attributable to an increase of $151,876 in income earned from promotional events throughout the year as well as an increase of $116,279 in fees charged for an insurance policy. The offsetting decrease of $29,039 was due to miscellaneous items. The $103,696 increase in net income provided by EPA was attributable to a $94,476 decrease in expenses associated with the discontinuation of the Investors Capital Internet and Technology Fund as well as a $69,744 decrease in printing expense. The offsetting decrease of $60,524 was attributable to a lower gross margin resulting from unfavorable market conditions and the termination of certain selling agreements. The $234,369 increase in net loss provided by ICH was attributable to an increase of $130,388 in legal and accounting expense, a $100,000 increase associated with the amortization of the Company's subsidiary, ICC Insurance Agency, a $70,635 increase in income tax expense, a $61,445 increase in printing costs and a $59,328 increase in investor and public relations costs. Offsetting these increased costs was an increase in interest income of $170,335 resulting from availability of IPO proceeds for an entire year. The remaining $17,092 was the result of miscellaneous items.

Fiscal Year Ended March 31, 2001 Compared with Fiscal Year Ended March 31, 2000

        Consolidated operating loss of $168,510 for the year ended March 31, 2001 increased by $241,945, or 329.5%, as compared to consolidated operating income of $73,435 for the year ended March 31, 2000. This decrease in consolidated operating income, after the elimination of all inter-segment revenues and expenses, was attributable to a $169,817 decrease in operating income provided by the Company's subsidiary, Eastern Point Advisors (EPA) and a $88,279 decrease in operating income provided by Investors Capital Holdings, Ltd. (ICH), on a stand-alone basis. Offsetting these decreases was an increase of $16,151 in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC). The $169,817 decrease in operating income provided by EPA was mainly attributable to a one-time charge of $110,000 to write-off promotional expenses incurred by the Investors Capital Internet and Technology mutual fund. The remaining decrease of $59,817 in operating income provided by EPA was due to increases in salary and marketing expenses in anticipation of an expanding market. The $88,279 decrease in operating income provided by ICH was mainly attributable to an increase in salary expense.

        Consolidated commissions and advisory fee income of $29,806,144 for the year ended March 31, 2001 increased by $6,117,621, or 25.8%, as compared to consolidated commissions and advisory fee income of $23,688,523 for the year ended March 31, 2000. This increase in gross revenues, after the elimination of all inter-segment revenues and expenses, was attributable to a $5,581,912 increase in revenues provided by ICC, a $526,864 increase in advisory fee income provided by EPA and an $8,845 increase in other income provided by ICH, on a stand-alone basis. The increase of $5,581,912 in gross revenues provided by ICC was mainly driven by an increase in the sale of mutual fund and variable annuity products, which have historically been ICC's main source of revenues.

        Consolidated commissions and advisory fee expense of $24,561,668 for the year ended March 31, 2001 increased by $4,777,512, or 24.1%, as compared to consolidated commissions and advisory fee expense of $19,784,156 for the year ended March 31, 2000. This increase, after the elimination of all intersegment revenues and expenses, was attributable to a $4,513,337 increase in commission expense incurred by ICC and $264,175 increase in advisory fee expense provided by EPA. The increase of $4,513,337 in commission expense incurred by ICC was the direct result of the $5,581,912 increase in gross revenues incurred by ICC.

        Consolidated administrative expenses of $4,478,206 for the year ended March 31, 2001 increased by $1,140,367, or 34.2%, as compared to consolidated administrative expenses of $3,337,839 for the year ended March 31, 2000. This increase, after the elimination of all inter-segment revenues and expenses, was attributable to a $640,482 increase in administrative expenses incurred by ICC, a $416,136 increase in administrative expenses incurred by EPA and an $83,749 increase in administrative expenses incurred by ICH, on a stand-alone basis. The increase of $640,482 in administrative expenses incurred by ICC was mainly the result of a $482,238 increase in payroll and payroll related expenses. The increase of $416,136 in administrative expenses incurred by EPA was mainly the result of a $213,653 increase in payroll and payroll related expenses and a one-time charge of $110,000 to write-off promotional expenses incurred in support of the Investors Capital Internet and Technology Fund. In both instances, ICC and EPA had expanded their human resources in anticipation of an expanding market.

        Consolidated selling expenses of $934,780 for the year ended March 31, 2001 increased by $441,687, or 89.6%, as compared to consolidated selling expenses of $493,093 for the year ended March 31, 2000. This increase, after the elimination of all inter-segment revenues and expenses, was attributable to a $411,943 increase in selling expenses incurred by ICC, a $16,370 increase in selling expenses incurred by EPA and a $13,374 increase in selling expenses incurred by ICH, on a stand-alone basis. The increase of $411,943 in selling expenses incurred by ICC was mainly the result of an increase in advertising costs of $400,538 in anticipation of an expanding market.

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

        As of March 31, 2002, cash and cash equivalents totaled $6,337,445 as compared to $7,180,340 as of March 31, 2001. Working capital as of March 31, 2002 was $7,276,218 as compared to $7,408,733 as of March 31, 2001. Our ratio of current assets to current liabilities was 4.53 to 1 as of March 31, 2002 as compared to 3.98 to 1 as of March 31, 2001.

        As of March 31, 2002, our net capital ratio for the broker-dealer was 1.74 to 1 as compared to 7.42 to 1 for our fiscal year ended March 31, 2001. The SEC requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of March 31, 2002, we had net capital of $1,136,646 as compared to net capital of $311,295 as of March 31, 2001. This resulted in excess net capital of $1,004,696 and $157,254, respectively, for the applicable years.

        Net cash used in operating activities was $15,651 for the year ended March 31, 2002 as compared to net cash used in operating activities of $325,681 for the year ended March 31, 2001. This decrease in cash flow use in operating activities was primarily the result of a decrease in commissions payable. This decrease in commissions payable resulted from the automation of the commission payment system in the previous year, which pays commissions on a more timely basis.

        Net cash used in investing activities was $420,405 for the year ended March 31, 2002 as compared to $139,592 for the year ended March 31, 2001. This increase in cash flow used in investing activities was the result of granting loans to our registered representatives during the current year in addition to an increase in the purchase of fixed assets needed to enhance our infrastructure.

        Net cash used in financing activities was $406,839 for the year ended March 31, 2002 as compared to net cash provided by financing activities of $6,801,010 for the year ended March 31, 2001. This decrease in cash provided by financing activities was mainly the result of our Company's initial public offering on February 8, 2001.

Effect of Recently Issued Accounting Pronouncements

        In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of SFAS No. 133." These statements outline the accounting treatment for all derivative activity. We do not use derivative instruments and these accounting statements will not have an effect on us.

        FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method—the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

        The adoption of SFAS No. 141 had no immediate effect on the Company's financial statements since it had no pending business combinations as of March 31, 2002 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

        SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

        SFAS No. 142 is effective as follows:

        All of the provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

        The Company believes that the impact of SFAS No. 142 on its future consolidated financial statements will be immaterial.

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

ITEM 7. Financial Statements.

To the Board of Directors and Stockholders of
Investors Capital Holdings, Ltd. and Subsidiaries
Lynnfield, Massachusetts

INDEPENDENT AUDITORS' REPORT

        We have audited the accompanying consolidated balance sheet of Investors Capital Holdings, Ltd. and Subsidiaries as of March 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Investors Capital Holdings, Ltd. and Subsidiaries as of March 31, 2001 were audited by other auditors whose report dated May 29, 2001 expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Capital Holdings, Ltd. and Subsidiaries as of March 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                      SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
May 17, 2002, except for Note 13 as to which
the date is June 27, 2002

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2002 and 2001

	2002	2001
ASSETS
Cash and cash equivalents	$6,337,445	$7,180,340
Investments in available-for-sale securities	56,291	62,394
Marketable securities, at market value	2,364	15,769
Securities not readily marketable, at estimated fair value	10,000	10,000
Investment in unconsolidated affiliates	89,697	80,030
Deposits with clearing organization, restricted	175,000	175,000
Accounts receivable	2,101,200	2,009,252
Loans receivable from registered representatives	199,996	—
Receivables from officers	136,078	109,327
Prepaid expenses	193,682	151,226
Deferred income tax asset, net	31,930	—
Prepaid income taxes	—	88,123
Premises and equipment, net	531,296	439,589
Other assets	249,553	291,251

Total assets	$10,114,532	$10,612,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$79,016	$454,262
Commissions payable	1,136,676	1,133,101
Accounts payable	379,320	639,791
Accrued expenses	303,816	249,574
Securities sold, not yet purchased, at market value	9,530	—
Income taxes payable	149,108	—
Deferred income tax liability, net	—	13,000

Total liabilities	2,057,466	2,489,728

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued 5,721,265 shares and 5,708,311 shares at March 31, 2002 and 2001, respectively; outstanding 5,717,380 shares and 5,708,311 shares at March 31, 2002 and 2001, respectively	57,213	42,258
Additional paid-in capital	8,135,347	8,151,760
Accumulated deficit	(61,634)	(65,771)
Treasury stock, at cost (3,885 shares at March 31, 2002)	(30,135)	—
Accumulated other comprehensive loss	(43,725)	(5,674)

Total stockholders' equity	8,057,066	8,122,573

Total liabilities and stockholders' equity	$10,114,532	$10,612,301

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended March 31, 2002 and 2001

	2002	2001
Commission and advisory fee income	$28,880,521	$29,806,144
Cost of commission and advisory fees	23,309,136	24,561,668

Gross profit	5,571,385	5,244,476

Selling and administrative expenses:
Administrative	5,158,290	4,478,206
Selling	565,300	934,780

Total selling and administrative expenses	5,723,590	5,412,986

Operating loss	(152,205)	(168,510)

Other income (expense):
Interest income	280,625	99,780
Interest expense	(30,982)	(21,576)
Other income	31,948	—

Net other income	281,591	78,204

Income (loss) before taxes	129,386	(90,306)
Provision for income taxes	125,249	14,000

Net income (loss)	$4,137	$(104,306)

Earnings per common share
Basic and diluted earnings (loss) per common share:
Net income (loss)	$0.00	$(0.02)

Share data:
Weighted average shares used in basic earnings (loss) per common
share calculations	5,717,931	4,789,007
Plus: Incremental shares from assumed conversion of stock options	100,764	—

Weighted average shares used in diluted earnings (loss) per common share calculations	5,818,695	4,789,007

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2002 and 2001

						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital		Treasury Stock
	Shares	Amount					Total
Balance, March 31, 2000	4,645,311	$31,628	$1,744,602	$38,535	$—	$31,948	$1,846,713
Additional capital	1,063,000	10,630	6,407,158				6,417,788
Comprehensive loss:
Net loss				(104,306)
Net unrealized losses						(37,622)
Comprehensive loss							(141,928)

Balance, March 31, 2001	5,708,311	42,258	8,151,760	(65,771)	—	(5,674)	8,122,573
Costs related to initial public offering			(1,458)				(1,458)
Common stock adjustment	12,954	14,955	(14,955)				—
Purchases of treasury stock					(30,135)		(30,135)
Comprehensive income:
Net income				4,137
Net unrealized losses						(38,051)
Comprehensive loss							(33,914)

Balance, March 31, 2002	5,721,265	$57,213	$8,135,347	$(61,634)	$(30,135)	$(43,725)	$8,057,066

Reclassification disclosure:

Net unrealized losses on available-for-sale securities for the year ended March 31, 2002 were $37,426. Such amount has been adjusted to $38,051 to reflect a reclassification of the gain of $656 on the sale of a security, with no tax effect.

For net unrealized losses on available-for-sale securities, no reclassification adjustment was necessary and there was no income tax effect for the year ended March 31, 2001 because there were no sales of such securities in that year.

Accumulated other comprehensive loss as of March 31, 2002 and 2001 consists of net unrealized holding losses on available-for-sale securities, net of taxes.

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net income (loss)	$4,137	$(104,306)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	133,932	79,382
Change in deferred taxes	(44,930)	6,000
Unrealized loss on investments	—	65,644
Gain on sale of available-for-sale security	(656)	—
Change in marketable securities	13,405	—
Realized gain on investment in unconsolidated affiliates	(14,241)	—
Increase in accounts receivable	(91,948)	(193,134)
(Increase) decrease in prepaid expenses and other assets	(27,509)	4,628
Decrease in prepaid income taxes	88,123	50,862
Increase in taxes payable	149,108	—
(Decrease) increase in accounts payable and other liabilities	(250,941)	93,192
Increase (decrease) in accrued expenses	54,242	(5,819)
Increase (decrease) in commissions payable	3,575	(322,130)
Other	(31,948)	—

Net cash used in operating activities	(15,651)	(325,681)

Cash flows from investing activities:
Purchases of property and equipment	(225,639)	(121,220)
Purchase of securities	—	(18,372)
Proceeds from sale of available-for-sale security	5,230	—
Increase in loans receivables from registered representatives	(199,996)	—

Net cash used in investing activities	(420,405)	(139,592)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	10,630
Additional paid-in capital	—	6,407,158
Costs related to initial public offering	(1,458)	—
Purchases of treasury stock	(30,135)	—
Proceeds from notes payable	773,668	558,225
Payments on notes payable	(1,148,914)	(175,003)

Net cash (used in) provided by financing activities	(406,839)	6,801,010

Net (decrease) increase in cash and cash equivalents	(842,895)	6,335,737
Cash and cash equivalents at beginning of year	7,180,340	844,603

Cash and cash equivalents at end of year	$6,337,445	$7,180,340

Supplemental disclosures:
Interest paid	$30,982	$21,576
Income taxes (received) paid	(64,553)	72,200

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2002 and 2001

NOTE 1—NATURE OF OPERATIONS

        Investors Capital Holdings, Ltd., (the Company) (ICH) and its wholly-owned subsidiaries, Investors Capital Corporation (ICC), Eastern Point Advisors, Inc. (EPA) and ICC Insurance Agency, Inc. are engaged throughout the United States in the financial services industry as general securities brokers and asset managers. ICC is a registered broker-dealer under the Securities Exchange Act of 1934. EPA is a Federally Regulated Advisor subject to the Securities and Exchange Commission under the Investment Adviser's Act of 1940.

NOTE 2—ACCOUNTING POLICIES

        The significant accounting policies of the Company are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

USE OF ESTIMATES:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ICC, EPA and ICC Insurance Agency. All significant inter-company items and transactions have been eliminated in the consolidation.

REVENUE RECOGNITION:

        Securities transactions and related commission revenues and expenses are recorded on a settlement date basis. The Company earns an advisory fee based on a client's managed portfolio value on portfolios managed by EPA. These fees are recorded under the accrual method.

CASH AND CASH EQUIVALENTS:

        For purposes of reporting cash flow, cash and cash equivalents includes cash in checking and savings accounts and short-term investments with original maturities of three months or less.

FINANCIAL INSTRUMENTS:

        The financial instruments of the Company are reported in the consolidated balance sheets at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments, except loans receivable. The fair values for loans receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. As of March 31, 2002, the carrying amount and fair value of loans receivable from registered representatives were $199,996 and $191,000, respectively.

INVESTMENT SECURITIES:

        The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

  •
  Held-to-maturity securities are measured at amortized cost in the consolidated balance sheet. Unrealized holding gains and losses are not included in earnings, or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

  •
  Available-for-sale securities are carried at fair value on the consolidated balance sheet. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

  •
  Trading securities are carried at fair value on the consolidated balance sheet. Unrealized holding gains and losses for trading securities are included in earnings.

        Declines in the fair value of available-for-sale and held-to-maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

        Marketable securities are valued at market value, and securities not readily marketable are valued at fair value as determined by management.

PREMISES AND EQUIPMENT:

        Furniture, equipment and leasehold improvements are stated at cost. Maintenance and repairs are charged to operations. Depreciation is provided utilizing the straight-line method over their useful lives, generally seven years.

BUSINESS DEVELOPMENT:

        The Company expenses all promotional costs as incurred and advertising costs upon first exhibition of the advertisement. Substantially all business development costs relate to advertising. Business development expenses amounted to $346,681 and $311,905 for the years ended March 31, 2002 and 2001, respectively.

INCOME TAXES:

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability approach, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

SEGMENT REPORTING:

        The Company makes disclosures about products and services, geographic areas, and major customers in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The adoption of this Statement did not have a material impact on the consolidated financial statements.

        FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method—the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after

June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

        The adoption of SFAS No. 141 had no immediate effect on the Company's financial statements since it had no pending business combinations as of March 31, 2002 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

        SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

        SFAS No. 142 is effective as follows:

        All of the provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

        The Company believes that the impact of SFAS No. 142 on its future consolidated financial statements will be immaterial.

RECLASSIFICATIONS:

        Certain amounts from the prior year have been reclassified for consistency with current year presentation.

NOTE 3—NET CAPITAL

        ICC is subject to the Securities and Exchange Commission's regulations and operating guidelines, which require ICC to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1.

        ICC's net capital as computed under 15c3-1 was $1,136,646 at March 31, 2002 which resulted in excess net capital of the required net capital of $131,950 in the amount of $1,004,696. The ratio of aggregate indebtedness to capital at March 31, 2002 was 1.74 to 1. ICC's net capital as computed under 15c3-1 was $311,295 at March 31, 2001 which resulted in excess net capital of the required net capital of $154,041 in the amount of $157,254. The ratio of aggregate indebtedness to capital at March 31, 2001 was 7.42 to 1.

NOTE 4—SECURITIES OWNED AND SOLD, NOT YET PURCHASED

        Securities owned and sold, not yet purchased, consist of available-for-sale securities and investment securities at market values.

        The carrying amount and fair value of investments in available-for-sale securities are as follows:

	Amortized Cost	Losses In Accumulated Other Comprehensive Income	Fair Value
March 31, 2002
Equity securities	$100,016	$43,725	$56,291

March 31, 2001
Equity securities	$68,068	$5,674	$62,394

        The carrying amount of investment securities at market values are as follows:

	Owned	Sold, Not Yet Purchased
March 31, 2002
Equity securities	$2,364	$9,530

March 31, 2001
Equity securities	$15,769	$—

        The securities owned are securities owned temporarily by the Company for the convenience of customers of the Company.

        Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.

        These securities at estimated fair values consist of the following:

March 31, 2002
Equity securities	$10,000

March 31, 2001
Equity securities	$10,000

NOTE 5—INVESTMENT IN UNCONSOLIDATED AFFILIATE

        As of March 31, 2002 and 2001, the Company had investments totaling $89,697 and $80,030, respectively in unconsolidated affiliates. As of March 31, 2001, the investment holdings consisted of Eastern Point Advisors Twenty Fund and Investors Capital Internet and Technology Fund. During the year ended March 31, 2002, the Company sold its investment in Investors Capital Internet and Technology Fund and the fund was liquidated as described in Note 19. These investments were accounted for under the equity method of accounting for investments because the Company had the ability to exercise significant influence over the funds.

        An investor using the equity method initially records an investment at cost. Subsequently, the carrying amount of the investment is increased to reflect the investor's share of income of the investee and is reduced to reflect the investor's share of losses of the investee or dividends received from the investee. The investor's share of the income or losses of the investee is included in the investor's net income as the investee reports them. Adjustments similar to those made in preparing consolidated financial statements, such as elimination of intercompany gains and losses, also are applicable to the equity method.

        As of March 31, 2002, the Company held a 1% ownership in the Eastern Point Advisors Twenty Fund which had a market value of $89,697.

NOTE 6—TRANSACTIONS WITH RELATED PARTIES

        The Company leases office space from the Arlsburg Trust, the trustee of whom is the principal stockholder of the Company and Investors Realty, LLC, the principal member of whom is the principal stockholder of the Company. Rent of $184,149 and $163,019 for the years ending March 31, 2002 and 2001, respectively, was paid to these entities.

        ICC Insurance Agency, Inc. facilitates the sale of insurance and annuity products. One hundred percent of all funds realized by this entity flow through as revenue to ICC. Effective August 9, 2000, the Company's Board of Directors approved the stock purchase agreement between the Company's principal stockholders and the Company, whereby the Company purchased all of the common stock of ICC Insurance Agency for $100,000. During the year ended March 31, 2002, the asset was written down in full, the write down was included in administrative expense, and the current carrying amount is zero.

        Loans Receivable From Registered Representatives—These loans consist of promissory notes, which bear interest at the rate of 3.94% per annum, and are payable within 18 or 24 months of the date of the note, in weekly installments. The notes are secured by various pledges of brokerage accounts and/or personal assets of the registered representatives. As of March 31, 2002 these loans amounted to $199,996 and $75,252 of these loans are to a registered representative who is also a Director of the Company.

        The Company is owed money from senior executives. As of March 31, 2002 and 2001 the balances amounted to $136,078 and $109,327, respectively.

        Investors Marketing Services, Inc. is jointly owned by the Company's principal stockholder, Theodore E. Charles and his spouse, Janice M. Charles. This entity performs a fulfillment function for our subsidiaries by preparing, collating and mailing registration kits to registered representatives, and creates graphics and other art work for various marketing materials produced for these subsidiaries. It also prepares the assembly, shipping and postage of literature pertaining to the subsidiaries. For the years ended March 31, 2002 and 2001, the cost paid for these services was $62,982 and $221,091, respectively.

NOTE 7—PREMISES AND EQUIPMENT, NET

        Property and equipment consisted of the following at March 31:

	2002	2001
Equipment	$483,786	$259,278
Furniture and fixtures	179,110	177,979
Leasehold improvements	178,808	178,808

	841,704	616,065
Accumulated depreciation	(310,408)	(176,476)

Property and equipment, net	$531,296	$439,589

NOTE 8—NOTES PAYABLE

        At March 31, 2002 and 2001 notes payable consisted of debt to finance insurance premiums. The annual rate of interest on the outstanding loan at March 31, 2002 was 6.39% and the loan matures on November 8, 2002.

NOTE 9—INCOME TAXES

        The components of income taxes are as follows for the years ended March 31:

	2002	2001
Current tax expense (refund):
Federal	$125,095	$(21,000)
State	45,084	18,000

	170,179	(3,000)

Deferred tax expense:
Federal	(42,400)	14,000
State	(2,530)	3,000

	(44,930)	17,000

Total income taxes	$125,249	$14,000

        Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of net operating loss carryforwards, unrealized gains, mutual fund start up costs and differences between depreciation expense for financial statement purposes versus tax return purposes.

        Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:

	March 31, 2002
	Asset	Liability	Net
Federal	$57,411	$33,011	$24,400
State	17,725	10,195	7,530

Total	$75,136	$43,206	$31,930

	March 31, 2001
	Asset	Liability	Net
Federal	$24,000	$42,000	$(18,000)
State	16,000	11,000	5,000

Total	$40,000	$53,000	$(13,000)

        A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate to income before income taxes.

	Year Ended March 31,
	2002	2001
Tax at U.S. statutory rate	$43,992	$(7,000)
State taxes, net of federal benefit	28,085	21,000
Unallowable expenses	53,172	—

Provision for income taxes	$125,249	$14,000

NOTE 10—SEGMENT INFORMATION

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations after income taxes.

        The Company accounts for intersegment services and transfers as if the services or transfers were to third parties, that is, at current market prices.

        The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business requires different technology and marketing strategies.

        The Company's reportable segments include support services by the parent company ICH, investment services offered through ICC and asset management services offered through EPA. The investment services segment includes securities, insurance, financial planning and related services. ICH incurs expenses on behalf of and to support ICC and EPA. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generates recurring annual revenue from fees received on the management of customer accounts. EPA provides asset management and portfolio design services to one mutual fund and a variety of investors.

        Segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenues and expenses, and receivables and payables, are eliminated between segments. Information concerning operations in the Company's segments of business is as follows at or for the years ended March 31:

	2002	2001
Non-interest revenues:
ICC, investment services	$26,127,467	$26,904,776
EPA, asset management services	2,753,054	2,892,524
ICH, support services	—	8,844

Total	$28,880,521	$29,806,144

Revenues from transactions with other operating segments:
ICC	$532,677	$344,260
EPA	228,290	147,540
Intersegment elimination	(760,967)	(491,800)

Total	$0	$0

Interest income:
ICC	$103,977	$93,467
ICH	176,648	6,313

Total	$280,625	$99,780

Depreciation and amortization expense:
ICC	$122,054	$73,811
EPA	11,878	5,571

Total	$133,932	$79,382

Income tax expense:
ICC	$115,050	$92,000
EPA	(57,436)	(75,000)
ICH	67,635	(3,000)

Total	$125,249	$14,000

Income (loss):
ICC	$657,855	$418,739
EPA	142,303	38,607
ICH	(796,021)	(561,652)

Total	$4,137	$(104,306)

Year-end total assets:
ICC	$4,096,506	$2,422,255
EPA	718,649	800,406
ICH	5,299,377	7,389,640

Total	$10,114,532	$10,612,301

NOTE 11—CONCENTRATIONS OF CREDIT RISK

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

        At March 31, 2002, the carrying amount of the Company's deposits, including a time deposit, was $6,337,445 and the bank statement balance was $6,311,508. Of the bank statement balance, $263,073 was covered by federal depository insurance and $6,048,435 was covered by the Depositors Insurance Fund of Massachusetts. The Company's deposits also include $470,303 at its clearing broker-dealer that are fully insured by the Securities Investor Protection Corporation (SIPC). At March 31, 2001, the carrying amount of the Company's deposits was $7,180,340 and the bank balance was $8,156,863. Of the bank statement balance, $333,561 was covered by federal depository insurance and $7,823,302 was uninsured. However, pursuant to a written agreement with Danvers Savings Bank, formerly Revere Federal Savings, dated April 2, 2001, Federal Home Loan Bank bonds were pledged as collateral. The collateral had a market value of $7,000,000 as of March 31, 2001. The agreement expired on April 30, 2002. At March 31, 2002 the Company had $4,836,003 of deposits at Danvers Savings Bank.

NOTE 12—COMMITMENTS AND CONTINGENCIES

        The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases. The terms expire between 2002 and 2003. Options to renew for additional terms are included under the office lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2002:

Year ending March 31, 2003	$62,274
Year ending March 31, 2004	24,838

Total minimum lease payments	$87,112

        Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes. The total rental expense amounted to $227,993 for fiscal year 2002 and $213,882 for fiscal year 2001.

NOTE 13—LITIGATION

        The Company is involved in an action filed with the Commonwealth of Massachusetts Commission against Discrimination on August 3, 2000. This action alleges that the petitioner was discriminated against by the Company on the basis of sex and seeks damages in the amount of $275,000. Legal counsel is unable at this time to assess the likelihood of an unfavorable outcome and an estimate of potential damages.

        The Company is engaged in a material National Association of Securities Dealers arbitration in which one of the Company's registered representatives is alleged to have made misrepresentations in the sale of unsecured promissory notes. This arbitration was originally filed with the NASD on April 17, 2002. Damages are alleged in the amount of approximately $221,455. Legal counsel is unable at this time to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

        The Company is engaged in a material National Association of Securities Dealers arbitration in which the plaintiff alleges that the Company failed to supervise a planning company that made unsuitable investments. This arbitration was originally filed in May of 2001 and damages are alleged in the approximate amount of $85,000. Legal counsel is unable at this time to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

NOTE 14—STOCK COMPENSATION PLANS

        As of March 31, 2002, the Company has three fixed option stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB

Statement 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below for the years ended March 31:

		2002	2001
Net income (loss)	As reported	$4,137	$(104,306)
	Pro forma	$(15,912)	$(133,720)
Earnings (loss) per share	As reported	$0.00	$(0.02)
	Pro forma	$0.00	$(0.03)
Earnings (loss) per share, assuming dilution	As reported	$0.00	$(0.02)
	Pro forma	$0.00	$(0.03)

        As of September 1, 1994, the Company issued a stock option plan (the "1994 Plan") which provided for the granting of options to an officer of the Company to purchase shares of the common stock of the Company. Following a three for two stock split in 1997, a maximum of 150,000 shares of common stock could be issued under the 1994 Plan. The number of options and grant date were determined at the discretion of the Company's Board of Directors. Options outstanding under the 1994 Plan are exercisable and have no stated maturity.

        As of October 1, 1997, the Board of Directors issued the 1996 Incentive Stock Option Plan (the "1996 Plan"). Key employees and associates are eligible to receive options and the aggregate number of shares to be delivered under the 1996 Plan could not exceed 300,000 shares. Each grant of options, the number of options granted and the vesting schedules of such options subject thereto were determined by the Board. The stock options outstanding are fully vested after two years from grant date, are exercisable for an additional three years after vesting and are forfeited 30 days after termination.

        As of March 12, 2001, the Board of Directors issued the 2001 Equity Incentive Plan (the "2001 Plan"). Key employees and associates are eligible to receive options to purchase shares of the common stock of the Company and the aggregate number of shares to be delivered under the 2001 Plan shall not exceed 250,000 shares. Each grant of options, the number of options granted and the vesting schedules of such options subject thereto shall be determined by the Board. The stock options outstanding are fully vested after two years from grant date, are exercisable for an additional three years after vesting and are forfeited 30 days after termination.

        A summary of the status of the Company's fixed stock option plans as of March 31, 2002 and 2001 and changes during the years ending on those dates is presented below:

	2002		2001
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	485,100	$5.61	173,000	$1.31
Granted	10,000	3.90	312,100	8.00
Exercised	—	—	—	—
Forfeited	(44,173)	8.00	—	—

Outstanding at end of year	450,927	5.34	485,100	5.61

Options exercisable at year-end	173,000		173,000
Weighted-average fair value of options granted during the year	$2.07

        The fair value of options granted to employees in 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2002	2001
Dividend yield	0%	0%
Volatility	55.20%	20.62%
Risk-free interest rate	5.20%	5.75%
Expected life in years	5	5

        The following table summarizes information about fixed stock options outstanding as of March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 3/31/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable as of 3/31/02	Weighted-Average Exercise Price
$1.00	150,000	No stated maturity	$1.00	150,000	$1.00
3.34	23,000	.5 years	3.34	23,000	3.34
3.90	10,000	4.2	3.90	—	—
8.00	267,927	3.28	8.00	—	—

	450,927	3.1(1)	5.34	173,000	1.31

(1)
Includes only stock options with stated maturity.

NOTE 15—EARNINGS PER COMMON SHARE

        Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

        The following shares of stock options were included in the computation of diluted EPS at March 31:

	2002	2001
Stock options	173,000	—

NOTE 16—RETIREMENT PLAN

        The Company has a 401(k) retirement plan that covers all employees with at least one or more years of service. Employees employed on the plan's effective date did not have to satisfy the service requirement. The Company's contribution was based on matching 100% of the first 3% of salary deferral elected by each eligible employee. Effective May 29, 2001 the Company's contribution was increased to matching 100% of the first 6% of salary deferral, with matching dollars to be in the form of the Company's common stock. The Company's contribution expense for the years ended March 31, 2002 and 2001 was $72,692 and $27,649, respectively.

NOTE 17—DEFERRED COMPENSATION PLAN

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

NOTE 18—EMPLOYMENT AGREEMENTS

        The Company entered into employment agreements with its President and Chief Financial Officer. The employment agreements provide for continued payments of specified compensation and benefits for specified periods. The employment agreements also provide for severance benefits if the President or Chief Financial Officer resign for just cause, as defined in the employment agreements, just cause including a significant decrease by the Board of Directors of their duty or authority. Severance benefits include, among other things, 60 months base salary for the President and 36 months base salary for the Chief Financial Officer.

NOTE 19—LIQUIDATION OF INVESTORS CAPITAL INTERNET AND TECHNOLOGY FUND

        The Eastern Point Advisors (formerly, Investors Capital) Funds' Board of Trustees voted to liquidate the Investors Capital Internet and Technology Fund as of May 31, 2001. The Board determined that because of the small asset size of the Fund and the costs involved, it was in the best interests of the shareholders to cease operations. Sales of new shares were discontinued as of April 23, 2001. Eastern Point Advisors Funds is a Delaware Business Trust. Eastern Point Advisors, Inc., a subsidiary of the Company, was the investment advisor to Investors Capital Internet and Technology Fund.

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

NAME	AGE	POSITION(S) HELD	DIRECTOR SINCE
Theodore E. Charles	58	President, Chairman of the Board, Chief Executive Officer, and Director	July 1995
Timothy B. Murphy	36	Executive Vice President, Treasurer, Chief Financial Officer, and Director	July 1995
C. David Weller	45	Vice President, General Counsel, and Assistant Secretary	—
Janice M. Charles	50	Secretary	—
Joseph P. Trainor, Jr.	34	Controller	—
David R. Smith	39	Director	March 2000
Stephen Parker	68	Director	March 2001
James F. Twaddell	63	Director	April 2001
C. Troy Shaver, Jr.	55	Director	December 2001

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

        C. TROY SHAVER, JR. is the Vice Chairman of GoldK, Inc., a full-service retirement company and a leading provider of online retirement plans. He is also President and CEO of GoldK Investment Services, Inc., the division which enables GoldK to offer a self-directed brokerage option in a 401(k) plan. Prior to joining GoldK, Mr. Shaver was President of State Street Research Investment Services Inc., President and CEO of John Hancock Funds, Inc. and Executive Vice President and Director of Oppenheimer Management Corporation. He held similar roles at State Street Research, Hancock and Oppenheimer dealing with mutual funds and the development and restructuring of strategies for sales, marketing, distribution and customer service. He is a 1969 graduate of Dartmouth College with a B.A. in Geology.

ITEM 10. Executive Compensation.

        The information required by Item 10 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before July 5, 2002. Such information is incorporated herein by reference, pursuant to General Instruction E3.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

        The information required by Item 11 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before July 5, 2002. Such information is incorporated herein by reference, pursuant to General Instruction E3.

ITEM 12. Certain Relationships and Related Transactions.

        The information required by Item 12 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before July 5, 2002. Such information is incorporated herein by reference, pursuant to General Instruction E3.

ITEM 13. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit Number		Description
3.1	Articles of Organization, as amended.	Incorporated by reference to the Company's registration statement on Form SB-2 File #333-43664.
3.2	By-laws.	Incorporated by reference to the Company's registration statement on Form SB-2 File #333-43664.
4.1	Form of Stock Certificate of the Company.	Incorporated by reference to the Company's registration statement on Form SB-2 File #333-43664.
10.1	Employment agreement with Theodore E. Charles.	Incorporated by reference to the Company's registration statement on Form SB-2 File #333-43664.
10.2	Employment agreement with Timothy B. Murphy.	Incorporated by reference to the Company's registration statement on Form SB-2 File #333-43664.

        Any exhibit not included with this Form 10-KSB when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, LTD., 230 Broadway East, Lynnfield, MA 01940-2320.

(b)
Reports on Form 8-K.

        There were no reports on Form 8-K required to be filed during the fourth quarter of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2002.

INVESTORS CAPITAL HOLDINGS, LTD.
By:	Timothy B. Murphy Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 28, 2002.

Signature	Title

Theodore E. Charles	Chief Executive Officer, President and Director
Timothy B. Murphy	Chief Financial Officer, Chief Accounting Officer, Treasurer, Executive Vice President, and Director
David R. Smith	Director
Stephen Parker	Director
James F. Twaddell	Director
C. Troy Shaver, Jr.	Director

QuickLinks

Contents
PART I
PART II
INDEPENDENT AUDITORS' REPORT
INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS March 31, 2002 and 2001
INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended March 31, 2002 and 2001
INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Years Ended March 31, 2002 and 2001
INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended March 31, 2002 and 2001
INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended March 31, 2002 and 2001
PART III
SIGNATURES