Form 10KSB/A
period 2002-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2002-07-03
CIK 1001871

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Amendment No. 1)

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

Note:  This Form 10-KSB is being amended solely to include conforming signatures previously not contained herein.

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

Signature	Title

/s/ THEODORE E. CHARLES Theodore E. Charles	Chief Executive Officer, President and Director
/s/ TIMOTHY B. MURPHY Timothy B. Murphy	Chief Financial Officer, Chief Accounting Officer, Treasurer, Executive Vice President, and Director
/s/ DAVID R. SMITH David R. Smith	Director
/s/ STEPHEN PARKER Stephen Parker	Director
/s/ JAMES F. TWADDELL James F. Twaddell	Director
/s/ C. TROY SHAVER, JR. C. Troy Shaver, Jr.	Director

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