Form 10-Q
period 2002-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2002-08-14
CIK 1001871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                         COMMISSION FILE NUMBER: 1-16349


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of our only class of common stock as of August 14, 2002:

                                    5,717,380

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           JUNE 30,         MARCH 31,
                                                                             2002             2002
                                                                         -----------       -----------
                                                                         (UNAUDITED)
ASSETS

     Cash and cash equivalents.......................................     $6,321,618        $6,337,445
     Investments in available-for-sale securities....................         47,824            56,291
     Marketable securities, at market value..........................         41,548             2,364
     Securities not readily marketable, at estimated fair value......         40,000            10,000
     Investment in unconsolidated affiliates.........................         82,912            89,697
     Deposits with clearing organization, restricted.................        175,000           175,000
     Accounts receivable.............................................      2,643,241         2,101,200
     Loans receivable from registered representatives................        179,113           199,996
     Receivables from officers.......................................        118,075           136,078
     Prepaid expenses................................................        143,956           193,682
     Deferred income tax asset, net..................................         32,300            31,930
     Premises and equipment, net.....................................        506,359           531,296
     Other assets....................................................        263,832           249,553
                                                                         -----------       -----------
          TOTAL ASSETS...............................................    $10,595,778       $10,114,532
                                                                         ===========       ===========

           See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES


                                                                           JUNE 30,        MARCH 31,
                                                                             2002            2002
                                                                         -----------      -----------
                                                                         (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Notes payable...................................................    $    50,580      $    79,016
     Commissions payable.............................................      1,192,250        1,136,676
     Accounts payable................................................        255,734          379,320
     Accrued expenses................................................        482,686          303,816
     Securities sold, not yet purchased, at market value.............        333,270            9,530
     Income taxes payable............................................         62,860          149,108
                                                                         -----------      -----------
          TOTAL LIABILITIES..........................................      2,377,380        2,057,466
                                                                         -----------      -----------

STOCKHOLDERS' EQUITY:

     Common stock, $.01 par value, authorized 10,000,000
        shares; issued 5,721,265 shares at June 30, 2002 and March 31,
        2002; outstanding 5,717,380 shares at June 30, 2002 and
        March 31, 2002...............................................         57,213           57,213
     Additional paid-in capital......................................      8,135,347        8,135,347
     Retained earnings (deficit).....................................        108,165          (61,634)
     Treasury stock, at cost (3,885 shares)..........................        (30,135)         (30,135)
     Accumulated other comprehensive loss............................        (52,192)         (43,725)
                                                                         -----------      -----------
            TOTAL STOCKHOLDERS' EQUITY...............................      8,218,398        8,057,066
                                                                         -----------      -----------
           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY...............................................    $10,595,778      $10,114,532
                                                                         ===========      ===========


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                             --------------------------
                                                                                2002            2001
                                                                             ----------      ----------

  COMMISSION AND ADVISORY FEE INCOME.................................        $9,304,759      $6,897,306
  COST OF COMMISSION AND ADVISORY FEES...............................         7,680,318       5,809,000
                                                                             ----------      ----------

  GROSS PROFIT.......................................................         1,624,441       1,088,306
                                                                             ----------      ----------

  SELLING AND ADMINISTRATIVE EXPENSES:
     Administrative..................................................         1,178,177       1,351,125
     Selling.........................................................           202,028         274,936
                                                                             ----------      ----------

         TOTAL SELLING AND ADMINISTRATIVE EXPENSES...................         1,380,205       1,626,061
                                                                             ----------      ----------

  OPERATING INCOME (LOSS)............................................           244,236        (537,755)
                                                                             ----------      ----------

  OTHER INCOME (EXPENSE):
     Interest income.................................................            63,660          73,265
     Interest expense................................................            (2,980)        (11,064)
     Other (expense) income..........................................            (6,785)         35,025
                                                                             ----------      ----------

          NET OTHER INCOME...........................................            53,895          97,226
                                                                             ----------      ----------

  INCOME (LOSS) BEFORE TAXES.........................................           298,131        (440,529)
  PROVISION (BENEFIT) FOR INCOME TAXES...............................           128,332        (166,000)
                                                                             ----------      ----------

  NET INCOME (LOSS)..................................................        $  169,799      $ (274,529)
                                                                             ==========      ==========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Net income (loss)...............................................              $.03           $(.05)

SHARE DATA:

WEIGHTED AVERAGE SHARES USED IN BASIC EARNINGS
     PER COMMON SHARE CALCULATIONS...................................         5,717,380       5,708,311

PLUS:  INCREMENTAL SHARES FROM ASSUMED CONVERSION OF STOCK OPTIONS               73,077               -
                                                                             ----------      ----------

WEIGHTED AVERAGE SHARES USED IN DILUTED EARNINGS
     PER COMMON SHARE CALCULATIONS...................................         5,790,457       5,708,311
                                                                             ==========      ==========


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)



                                                                                                           Accumulated
                                                    Common Stock      Additional   Retained                   Other
                                                  ------------------   Paid-In     Earnings    Treasury   Comprehensive
                                                  Shares     Amount    Capital     (Deficit)     Stock    Income (Loss)   Total
                                                  ------    --------  ----------   ----------  ---------  -------------  -------

BALANCE AT APRIL 1, 2001.......................  5,708,311   $42,258  $8,151,760   $ (65,771)   $      -    $(5,674)   $8,122,573

Net costs related to initial public offering...                          (10,562)                                         (10,562)

Purchases of treasury stock....................                                                  (30,135)                 (30,135)

Comprehensive loss:

      Net loss.................................                                     (274,529)

      Net unrealized loss......................                                                             (29,347)

         Comprehensive loss....................                                                                          (303,876)
                                                 ---------   -------  ----------   ---------    --------   --------    ----------

BALANCE AT JUNE 30, 2001.......................  5,708,311   $42,258  $8,141,198   $(340,300)   $(30,135)  $(35,021)   $7,778,000
                                                 =========   =======  ==========   =========    ========   ========    ==========

BALANCE AT APRIL 1, 2002.......................  5,721,265   $57,213  $8,135,347   $ (61,634)   $(30,135)  $(43,725)   $8,057,066

Comprehensive income:

      Net income...............................                                      169,799

      Net unrealized loss......................                                                              (8,467)

         Comprehensive income..................                                                                           161,332
                                                 ---------   -------  ----------   ---------    --------   --------    ----------
BALANCE AT JUNE 30, 2002.......................  5,721,265   $57,213  $8,135,347   $ 108,165    $(30,135)  $(52,192)   $8,218,398
                                                 =========   =======  ==========   =========    ========   ========    ==========


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                              ---------------------
                                                                                2002         2001
                                                                              --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..................................................      $169,799    $(274,529)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization................................        29,124       22,767
           Change in deferred taxes.....................................          (370)    (109,500)
           Unrealized loss (gain) on investments........................         6,785      (36,870)
           Change in marketable securities..............................       (39,184)      13,615
           Realized gain on investment in unconsolidated affiliates.....             -         (656)
           (Increase) decrease in accounts receivable...................      (542,041)     143,161
           Decrease in prepaid expenses and other assets................        23,450       51,905
           Increase in prepaid income taxes.............................             -      (52,083)
           Decrease in taxes payable....................................       (86,248)           -
           Increase (decrease) in accounts payable and other liabilities       200,154     (307,962)
           Increase in accrued expenses.................................       178,870      163,400
           Increase in commissions payable..............................        55,574       40,917
                                                                             ---------    ---------

              NET CASH USED IN OPERATING ACTIVITIES.....................        (4,087)    (345,835)
                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment..............................        (4,187)    (144,710)
       Sale of security.................................................             -        5,231
       Decrease in loans receivable from registered representatives.....        20,883            -
                                                                              --------    ---------

              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......        16,696     (139,479)
                                                                              --------    ---------


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                ----------------------
                                                                                  2002          2001
                                                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Costs related to initial public offering...........................                -       (10,562)
     Purchases of treasury stock........................................                -       (30,135)
     Payments on note payable...........................................          (28,436)     (163,062)
                                                                               ----------    ----------

              NET CASH USED IN FINANCING ACTIVITIES.....................          (28,436)     (203,759)
                                                                               ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS...............................          (15,827)     (689,073)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................        6,337,445     7,180,340
                                                                               ---------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD................................       $6,321,618    $6,491,267
                                                                               ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid......................................................       $    2,980    $   11,064
                                                                               ==========    ==========
     Income taxes paid..................................................       $  214,950    $        -
                                                                               ==========    ==========
     Transfer of security to securities not readily marketable from
        receivable from officers........................................       $   30,000    $        -
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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of March 31, 2002 included in the Company's Form 10-KSB for the year ended March 31, 2002 filed with the Securities and Exchange Commission.

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

         Segment data presented includes the allocation of all corporate overhead to each segment. Inter-segment revenue and expense, and receivables and payables, are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                        ----------------------
                                                          2002          2001
                                                        --------      --------
         NON-INTEREST REVENUES:
             ICC..................................    $8,642,579     $6,209,684
             EPA..................................       662,180        687,622
                                                      ----------     ----------

                  TOTAL...........................    $9,304,759     $6,897,306
                                                      ==========     ==========

         REVENUES FROM TRANSACTIONS WITH OTHER
         OPERATING SEGMENTS:
             ICC..................................    $  105,467     $   96,600
             EPA..................................        45,200         41,400
             Intersegment elimination.............      (150,667)      (138,000)
                                                      ----------     ----------

                  TOTAL...........................    $        0     $        0
                                                      ==========     ==========

         INTEREST INCOME:
             ICC..................................    $   35,298     $   16,868
             ICH..................................        28,362         56,397
                                                      ----------     ----------

                  TOTAL...........................    $   63,660     $   73,265
                                                      ==========     ==========

         DEPRECIATION AND AMORTIZATION EXPENSE:
             ICC..................................    $   27,579     $   20,667
             EPA..................................         1,545          2,100
                                                      ----------     ----------

                  TOTAL...........................    $   29,124     $   22,767
                                                      ==========     ==========

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

2.  SEGMENT INFORMATION (CONTINUED)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                    -----------------------
                                                      2002           2001
                                                    --------       --------
         INCOME TAX EXPENSE (BENEFIT):
             ICC...............................    $   128,474     $ (127,000)
             EPA...............................          5,017        (33,000)
             ICH...............................         (5,159)        (6,000)
                                                   -----------     ----------

                  TOTAL........................    $   128,332     $ (166,000)
                                                   ===========     ==========

         INCOME (LOSS):
             ICC...............................    $   285,380     $ (106,426)
             EPA...............................         51,835         (8,844)
             ICH...............................       (167,416)      (159,259)
                                                   -----------     ----------

                  TOTAL........................    $   169,799     $ (274,529)
                                                   ===========     ==========

         PERIOD END TOTAL ASSETS:
             ICC...............................    $ 4,615,346     $3,001,377
             EPA...............................        651,224        792,029
             ICH...............................      5,329,208      6,194,615
                                                   -----------     ----------

                  TOTAL........................    $10,595,778     $9,988,021
                                                   ===========     ==========

3.  LEGAL PROCEEDINGS

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

         The Company is involved in an action filed with the Commonwealth of Massachusetts Commission against Discrimination on August 3, 2000. This action alleges that the petitioner was discriminated against by the Company on the basis of sex and seeks damages in the amount of $275,000. Legal cousel is unable at this time to assess the likelihood of an unfavorable outcome and an estimate of potential damages.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

     The Company had consolidated operating income of $244,236 for the three months ended June 30, 2002 as compared to a consolidated operating loss of $537,755 for the three months ended June 30, 2001. This increase in consolidated operating income of $781,991, or 145.4%, after the elimination of all inter-company revenues and expenses, was attributable to a $626,207 increase in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC), a $98,642 increase in operating income provided by the Company's subsidiary Eastern Point Advisors (EPA) and a $57,142 increase in operating income provided by Investors Capital Holdings, Ltd (ICH), on a stand-alone basis. The $626,207 increase in operating income provided by ICC was attributable to an increase of $477,839 in the gross profit in this segment of the business largely due to an increase in variable annuity sales and an improved retention margin. In addition, selling and administrative expenses decreased by $148,368 resulting from an overall effort to reduce expenses. The $98,642 increase in operating income provided by EPA was the result of a slight increase in the gross profit of $58,296 and a decline in selling and administrative expenses of $40,346, again, resulting from an overall effort to reduce expenses.

     Consolidated commissions and advisory fee income of $9,304,759 for the three months ended June 30, 2002 increased by $2,407,453, or 34.8%, as compared to consolidated commissions and advisory fee income of $6,897,306 for the three months ended June 30, 2001. This increase in gross revenues, after the elimination of all inter-company revenues and expenses, was attributable to a $2,432,895 increase in revenues provided by ICC and a $25,442 decrease in advisory fee income provided by EPA. The $2,407,453 increase in revenues was attributable to an increase of approximately $1,600,000 in revenues generated from the sales of variable annuities and $300,000 from sales of mutual funds. The remaining increase of $507,453 resulted from miscellaneous transactions.

     Consolidated commissions and advisory fee expense of $7,680,318 for the three months ended June 30, 2002 increased by $1,871,318, or 32.2%, as compared to consolidated commissions and advisory fee expense of $5,809,000 for the three months ended June 30, 2001. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $1,955,056 increase in commission expense incurred by ICC and an $83,738 decrease in advisory fee expense incurred by EPA. The increase of $1,955,056 in commission expense incurred by ICC was a direct result of the increase in gross revenues.

     Consolidated administrative expenses of $1,178,177 for the three months ended June 30, 2002 decreased by $172,948, or 12.8%, as compared to consolidated administrative expenses of $1,351,125 for the three months ended June 30, 2001. This decrease, after the elimination of all inter-company revenues and expenses, was attributable to an $85,949 decrease in administrative expenses incurred by ICC, a $45,469 decrease in administrative expenses incurred by ICH, on a stand-alone basis and a $41,530 decrease in administrative expenses incurred by EPA. The decreases of $85,949 and $41,530 in administrative expenses incurred by ICC and EPA, respectively, were driven by a general reduction in various expenses as part of the cost cutting measures that were put in place during the past fiscal year. Decreases in legal and accounting and amortization expenses drove the decrease of $45,469 in administrative expenses incurred by ICH, on a stand-alone basis.

     Consolidated selling expenses of $202,028 for the three months ended June 30, 2002 decreased by $72,908, or 26.5%, as compared to consolidated selling expenses of $274,936 for the three months ended June 30, 2001. This decrease, after the elimination of all inter-company revenues and expenses, was attributable to a $62,419 decrease in selling expenses incurred by ICC, an $11,673 decrease in selling expenses incurred by ICH, on a stand-alone basis, and a $1,184 increase in selling expense incurred by EPA. The decrease of $62,419 in selling expenses incurred by ICC was driven by a general reduction in various expenses as part of the cost cutting measures put in place during the past fiscal year.

     The Company had consolidated income taxes of $128,332 for the three months ended June 30, 2002 as compared to a consolidated income tax benefit of $166,000 for the three months ended June 30, 2001. This increase of $294,332, or 177.3%, in income taxes was attributable to the Company's increased profitability from the same period last year.

     The Company had consolidated net income of $169,799 for the three months ended June 30, 2002 as compared to a consolidated net loss of $274,529 for the three months ended June 30, 2001. This $444,328, or 161.9%, increase in net earnings, after the elimination of all inter-company revenues and expenses, was attributable to a $391,806 increase in net income provided by ICC, a $60,679 increase in net income provided by EPA and an $8,157 decrease in net income provided by ICH, on a stand-alone basis. The $391,806 increase in net income provided by ICC was attributable to an increase in gross profit in this segment of the business, which was largely due to an increase in variable annuity sales and an improved retention margin.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that return on equity is primarily based on the use of capital in an efficient manner. Historically, we have financed our operations primarily through an initial public offering, private equity and internally generated cash flow and not by incurring debt.

     As of June 30, 2002, cash and cash equivalents totaled $6,321,618 as compared to $6,337,445 as of March 31, 2002. Working capital as of June 30, 2002 was $7,448,207 as compared to $7,276,218 as of March 31, 2002.

     As of June 30, 2002, our net capital ratio for the broker-dealer was 1.69 to 1 as compared to 5.44 to 1 as of June 30, 2001. The SEC requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of June 30, 2002, we had net capital of $1,365,214 as compared to net capital of $404,248 as of June 30, 2001. This resulted in excess net capital of $1,210,953 and $257,508, respectively, for the applicable periods.

     Net cash used in operating activities was $4,087 for the three months ended June 30, 2002 as compared to net cash used in operating activities of $345,835 for the three months ended June 30, 2001. This decrease in cash flow used in operating activities resulted from an increase in revenues and a decline in operating expenses.

     Net cash provided by investing activities was $16,696 for the three months ended June 30, 2002 as compared to net cash used in investing activities of $139,479 for the three months ended June 30, 2001. This decrease in cash flow used in investing activities was primarily the result of a reduction in spending on plant, property and equipment.

     Net cash used in financing activities was $28,436 for the three months ended June 30, 2002 as compared to $203,759 for the three months ended June 30, 2001. This decrease in cash flow used in financing activities was mainly due to a decrease in cash used to pay outstanding notes.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method--the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

         The adoption of SFAS No. 141 had no immediate effect on the Company's financial statements since it had no pending business combinations as of June 30, 2001 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material or significant changes to the litigation described in Note 3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INVESTORS CAPITAL HOLDINGS, LTD.

Date: August 14, 2002                     By:  /s/ Timothy B. Murphy

                                          Timothy B. Murphy
                                          Chief Financial Officer