Form 10-Q
period 2002-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2002-11-14
CIK 1001871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares outstanding of our only class of common stock as of November 14, 2002:

                                    5,717,380

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,       MARCH 31,
                                                                           2002             2002
                                                                      -------------     -------------
                                                                       (UNAUDITED)
ASSETS

  Cash and cash equivalents.......................................    $   6,479,379     $   6,337,445
  Investments in available-for-sale securities....................           40,871            56,291
  Marketable securities, at market value..........................           26,141             2,364
  Securities not readily marketable, at estimated fair value......           47,500            10,000
  Investment in unconsolidated affiliates.........................           66,583            89,697
  Deposits with clearing organization, restricted.................          175,000           175,000
  Accounts receivable.............................................        2,384,339         2,101,200
  Loans receivable from registered representatives................          135,526           199,996
  Receivables from officers.......................................          120,725           136,078
  Prepaid expenses................................................          102,302           193,682
  Deferred income tax asset, net..................................           42,362            31,930
  Premises and equipment, net.....................................          495,049           531,296
  Other assets....................................................          285,160           249,553
                                                                      -------------     -------------

    TOTAL ASSETS..................................................    $  10,400,937     $  10,114,532
                                                                      =============     =============

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                                                      SEPTEMBER 30,       MARCH 31,
                                                                           2002             2002
                                                                      -------------     -------------
                                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Notes payable...................................................    $      10,062     $      79,016
  Commissions payable.............................................        1,168,661         1,136,676
  Accounts payable................................................          251,555           379,320
  Accrued expenses................................................          542,015           303,816
  Securities sold, not yet purchased, at market value.............            4,317             9,530
  Income taxes payable............................................          125,981           149,108
                                                                      -------------     -------------

    TOTAL LIABILITIES.............................................        2,102,591         2,057,466
                                                                      -------------     -------------

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value, authorized 10,000,000 shares;
    issued 5,721,265 shares at September 30, 2002 and March 31,
    2002;  outstanding 5,717,380 shares at September 30, 2002 and
    March 31, 2002................................................           57,213            57,213
  Additional paid-in capital......................................        8,142,447         8,135,347
  Retained earnings (deficit).....................................          132,132           (61,634)
  Treasury stock, at cost (3,885 shares)..........................          (30,135)          (30,135)
  Accumulated other comprehensive loss............................           (3,311)          (43,725)
                                                                      -------------     -------------

      TOTAL STOCKHOLDERS' EQUITY..................................        8,298,346         8,057,066
                                                                      -------------     -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $  10,400,937     $  10,114,532
                                                                      =============     =============

See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    2002              2001
                                                                                ------------      ------------
  COMMISSION AND ADVISORY FEE INCOME.................................           $  8,192,633      $  6,611,101
  COST OF COMMISSION AND ADVISORY FEES...............................              6,693,999         5,183,257
                                                                                ------------      ------------

  GROSS PROFIT.......................................................              1,498,634         1,427,844
                                                                                ------------      ------------

  SELLING AND ADMINISTRATIVE EXPENSES:
    Administrative...................................................              1,266,889         1,380,305
    Selling..........................................................                159,653           248,189
                                                                                ------------      ------------

      TOTAL SELLING AND ADMINISTRATIVE EXPENSES......................              1,426,542         1,628,494
                                                                                ------------      ------------

  OPERATING INCOME (LOSS)............................................                 72,092          (200,650)
                                                                                ------------      ------------
  OTHER INCOME (EXPENSE):
    Interest income..................................................                 82,939            63,455
    Interest expense.................................................                 (1,414)          (12,865)
    Other expense....................................................                (62,591)          (14,763)
                                                                                ------------      ------------

      NET OTHER INCOME...............................................                 18,934            35,827
                                                                                ------------      ------------

  INCOME (LOSS) BEFORE TAXES.........................................                 91,026          (164,823)
  PROVISION (BENEFIT) FOR INCOME TAXES...............................                 67,059           (41,500)
                                                                                ------------      ------------

  NET INCOME (LOSS)..................................................           $     23,967      $   (123,323)
                                                                                ============      ============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Net income (loss)................................................             $        .00      $       (.02)

SHARE DATA:

WEIGHTED AVERAGE SHARES USED IN BASIC EARNINGS
  PER COMMON SHARE CALCULATIONS......................................              5,717,380         5,704,426

PLUS:  INCREMENTAL SHARES FROM ASSUMED CONVERSION OF STOCK OPTIONS                    73,469                 -
                                                                                ------------      ------------

WEIGHTED AVERAGE SHARES USED IN DILUTED EARNINGS
  PER COMMON SHARE CALCULATIONS......................................              5,790,849         5,704,426
                                                                                ============      ============

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                ------------------------------
                                                                                     2002             2001
                                                                                ------------      ------------
  COMMISSION AND ADVISORY FEE INCOME.................................           $ 17,497,392      $ 13,508,407
  COST OF COMMISSION AND ADVISORY FEES...............................             14,374,317        10,992,257
                                                                                ------------      ------------

  GROSS PROFIT.......................................................              3,123,075         2,516,150
                                                                                ------------      ------------

  SELLING AND ADMINISTRATIVE EXPENSES:

    Administrative...................................................              2,445,066         2,731,430
    Selling..........................................................                361,681           523,125
                                                                                ------------      ------------

      TOTAL SELLING AND ADMINISTRATIVE EXPENSES......................              2,806,747         3,254,555
                                                                                ------------      ------------

  OPERATING INCOME (LOSS)............................................                316,328          (738,405)
                                                                                ------------      ------------

  OTHER INCOME (EXPENSE):
    Interest income..................................................                146,599           136,720
    Interest expense.................................................                 (4,394)          (23,929)
    Other (expense) income...........................................                (69,376)           20,262
                                                                                ------------      ------------

      NET OTHER INCOME...............................................                 72,829           133,053
                                                                                ------------      ------------

  INCOME (LOSS) BEFORE TAXES.........................................                389,157          (605,352)
  PROVISION (BENEFIT) FOR INCOME TAXES...............................                195,391          (207,500)
                                                                                ------------      ------------

  NET INCOME (LOSS)..................................................           $    193,766      $   (397,852)
                                                                                ============      ============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Net income (loss)..................................................           $        .03      $       (.07)

SHARE DATA:

WEIGHTED AVERAGE SHARES USED IN BASIC EARNINGS
  PER COMMON SHARE CALCULATIONS......................................              5,717,380         5,706,358

PLUS: INCREMENTAL SHARES FROM ASSUMED CONVERSION OF STOCK OPTIONS                     73,469                 -
                                                                                ------------      ------------

WEIGHTED AVERAGE SHARES USED IN DILUTED EARNINGS
  PER COMMON SHARE CALCULATIONS......................................              5,790,849         5,706,358
                                                                                ============      ============

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                                                          Accumulated
                                             Common Stock      Additional    Retained                       Other
                                         --------------------    Paid-In      Earnings      Treasury     Comprehensive
                                          Shares     Amount      Capital      (Deficit)      Stock        Income (Loss)    Total
                                         ------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 2001................  5,708,311  $  42,258  $  8,141,198  $  (340,300) $    (30,135)  $     (35,021) $ 7,778,000

  Comprehensive loss:

    Net loss...........................                                         (123,323)

    Net unrealized loss on securities..                                                                        (11,778)

      Comprehensive loss...............                                                                                    (135,101)
                                         ------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2001..........  5,708,311  $  42,258  $  8,141,198  $  (463,623) $    (30,135)  $     (46,799) $ 7,642,899
                                         ==========================================================================================

BALANCE AT JULY 1, 2002................  5,721,265  $  57,213  $  8,135,347  $   108,165  $    (30,135)  $     (52,192) $ 8,218,398

Stock options granted..................                               7,100                                                   7,100

  Comprehensive income:

    Net income.........................                                           23,967

    Net unrealized gain on securities..                                                                         48,881

      Comprehensive income...........                                                                                        72,848
                                         ------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2002..........  5,721,265  $  57,213  $  8,142,447  $   132,132  $    (30,135)  $      (3,311) $ 8,298,346
                                         ==========================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                                                         Accumulated
                                            Common Stock       Additional    Retained                      Other
                                         --------------------    Paid-In      Earnings      Treasury    Comprehensive
                                          Shares     Amount      Capital      (Deficit)      Stock       Income (Loss)     Total
                                         ------------------------------------------------------------------------------------------

BALANCE AT APRIL 1, 2001...............  5,708,311  $  42,258  $  8,151,760  $   (65,771)  $       -    $      (5,674)  $ 8,122,573

Net Costs related to initial public
  offering.............................                             (10,562)                                                (10,562)

Purchases of treasury stock............                                                      (30,135)                       (30,135)

  Comprehensive loss:

      Net loss.........................                                         (397,852)

      Net unrealized loss on securities                                                                       (41,125)

        Comprehensive loss.............                                                                                    (438,977)
                                         ------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2001..........  5,708,311  $  42,258  $  8,141,198  $  (463,623)  $ (30,135)   $     (46,799)  $ 7,642,899
                                         ==========================================================================================

BALANCE AT APRIL 1, 2002...............  5,721,265  $  57,213  $  8,135,347  $   (61,634)  $ (30,135)   $     (43,725)  $ 8,057,066

Stock options granted..................                               7,100                                                   7,100

  Comprehensive income:

      Net income.......................                                          193,766

      Net unrealized gain on securities                                                                        40,414

        Comprehensive income...........                                                                                     234,180
                                         ------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2002..........  5,721,265  $  57,213  $  8,142,447  $   132,132   $ (30,135)   $      (3,311)  $ 8,298,346
                                         ==========================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                -----------------------------
                                                                                     2002            2001
                                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)................................................            $    193,766     $   (397,852)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization................................                  56,141           51,704
       Change in deferred taxes.....................................                 (10,432)        (208,000)
       Realized loss on securities..................................                  55,834                -
       Unrealized loss (gain) on investments........................                  15,614          (22,107)
       Stock option compensation....................................                   7,100                -
       Change in marketable securities..............................                 (23,777)          11,638
       Realized gain on investment in unconsolidated affiliates.....                       -             (656)
       (Increase) decrease in accounts receivable...................                (283,139)          70,025
       Decrease in prepaid expenses and other assets................                  41,126           95,952
       Decrease in prepaid income taxes.............................                       -            4,917
       Decrease in taxes payable....................................                 (23,127)               -
       Decrease in accounts payable and other liabilities...........                (132,978)        (264,800)
       Increase in accrued expenses.................................                 238,199          137,373
       Increase in commissions payable..............................                  31,985            7,194
                                                                                ------------     ------------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES........                 166,312         (514,612)
                                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..............................                 (19,894)        (206,023)
   Sale of security.................................................                       -            5,231
   Decrease (increase) in loans from registered representatives.....                  64,470          (75,000)
                                                                                ------------     ------------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES........                  44,576         (275,792)
                                                                                ------------     ------------

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                -----------------------------
                                                                                    2002              2001
                                                                                ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Costs related to initial public offering...........................                     -          (10,562)
   Purchases of treasury stock........................................                     -          (30,135)
   Payments on note payable...........................................               (68,954)        (362,317)
                                                                                ------------     ------------

       NET CASH USED IN FINANCING ACTIVITIES..........................               (68,954)        (403,014)
                                                                                ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................               141,934       (1,193,418)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................             6,337,445        7,180,340
                                                                                ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..............................          $  6,479,379     $  5,986,922
                                                                                ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid......................................................          $      4,394     $     23,929
                                                                                ============     ============
   Income taxes paid..................................................          $    228,950     $          -
                                                                                ============     ============
   Transfer of security to securities not readily marketable from
     receivable from officers                                                   $     30,000     $          -
                                                                                ============     ============

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of March 31, 2002 included in the Company's Form 10-KSB for the year ended March 31, 2002 filed with the Securities and Exchange Commission.

    USE OF ESTIMATES

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

         Certain amounts in the prior periods have been reclassified to be consistent with the current year's statement presentation.

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

          Segment data presented includes the allocation of all corporate overhead to each segment. Inter-segment revenue and expense, and receivables and payables, are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                ---------------------------------
                                                                     2002                2001
                                                                -------------       -------------
          NON-INTEREST REVENUES:
             ICC..........................................      $   7,602,650       $   5,914,620
             EPA..........................................            589,983             696,481
                                                                -------------       -------------

                  TOTAL...................................      $   8,192,633       $   6,611,101
                                                                =============       =============

          REVENUES FROM TRANSACTIONS WITH OTHER OPERATING
          SEGMENTS:
             ICC..........................................      $     173,915       $     180,040
             EPA..........................................             74,535              77,160
             Intersegment elimination.....................           (248,450)           (257,200)
                                                                -------------       -------------

                  TOTAL...................................      $           -       $           -
                                                                =============       =============

          INTEREST INCOME:
             ICC..........................................      $      41,599       $      20,241
             ICH..........................................             41,340              43,214
                                                                -------------       -------------

                  TOTAL...................................      $      82,939       $      63,455
                                                                =============       =============

          DEPRECIATION AND AMORTIZATION EXPENSE:
             ICC..........................................      $      25,471       $      26,837
             EPA..........................................              1,546               2,100
                                                                -------------       -------------

                  TOTAL...................................      $      27,017       $      28,937
                                                                =============       =============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

2.  SEGMENT INFORMATION (CONTINUED)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                ---------------------------------
                                                                    2002                2001
                                                                -------------       -------------
          INCOME TAX EXPENSE (BENEFIT):
             ICC..........................................      $      63,659       $     (79,329)
             EPA..........................................            (28,042)             (5,231)
             ICH..........................................             31,442              43,060
                                                                -------------       -------------

                  TOTAL...................................      $      67,059       $     (41,500)
                                                                =============       =============

          INCOME (LOSS):
             ICC..........................................      $     210,734       $      57,130
             EPA..........................................             32,438              69,902
             ICH..........................................           (219,205)           (250,355)
                                                                -------------       -------------

                  TOTAL...................................      $      23,967       $    (123,323)
                                                                =============       =============

          PERIOD END TOTAL ASSETS:
             ICC..........................................      $   4,360,665       $   3,453,746
             EPA..........................................            625,584             658,633
             ICH..........................................          5,414,688           5,524,698
                                                                -------------       -------------

                  TOTAL...................................      $  10,400,937       $   9,637,077
                                                                =============       =============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

2.  SEGMENT INFORMATION (CONTINUED)

                                                                         SIX MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                ---------------------------------
                                                                     2002                2001
                                                                -------------       -------------
          NON-INTEREST REVENUES:
             ICC..........................................      $  16,245,229       $  12,124,304
             EPA..........................................          1,252,163           1,384,103
                                                                -------------       -------------

                  TOTAL...................................      $  17,497,392       $  13,508,407
                                                                =============       =============

          REVENUES FROM TRANSACTIONS WITH OTHER OPERATING
           SEGMENTS:
             ICC..........................................      $     279,382       $     276,640
             EPA..........................................            119,735             118,560
             Intersegment elimination.....................           (399,117)           (395,200)
                                                                -------------       -------------

                  TOTAL...................................      $           -       $           -
                                                                =============       =============

          INTEREST INCOME:
             ICC..........................................      $      76,897       $      37,109
             ICH..........................................             69,702              99,611
                                                                -------------       -------------

                  TOTAL...................................      $     146,599       $     136,720
                                                                =============       =============

          DEPRECIATION AND AMORTIZATION EXPENSE:
             ICC..........................................      $      53,050       $      47,504
             EPA..........................................              3,091               4,200
                                                                -------------       -------------

                  TOTAL...................................      $      56,141       $      51,704
                                                                =============       =============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

2.  SEGMENT INFORMATION (CONTINUED)

                                                                         SIX MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                ---------------------------------
                                                                  2002                 2001
                                                                -------------       -------------
          INCOME TAX EXPENSE (BENEFIT):
             ICC..........................................      $     192,133       $    (206,329)
             EPA..........................................            (23,025)            (38,231)
             ICH..........................................             26,283              37,060
                                                                -------------       -------------

                  TOTAL...................................      $     195,391       $    (207,500)
                                                                =============       =============

          INCOME (LOSS):
             ICC..........................................      $     496,114       $     (49,296)
             EPA..........................................             84,273              61,058
             ICH..........................................           (386,621)           (409,614)
                                                                -------------       -------------

                  TOTAL...................................      $     193,766       $    (397,852)
                                                                =============       =============

          PERIOD END TOTAL ASSETS:
             ICC..........................................      $   4,360,665       $   3,453,746
             EPA..........................................            625,584             658,633
             ICH..........................................          5,414,688           5,524,698
                                                                -------------       -------------

                  TOTAL...................................      $  10,400,937       $   9,637,077
                                                                =============       =============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3.  LEGAL PROCEEDINGS

          On January 3, 2001, an action was brought against our broker-dealer subsidiary by 21st Century Group, Inc. in the Circuit Court of Sarasota, Florida seeking common law indemnification in the amount of $160,208. This indemnification action stems from an April 7, 1999 judgment against 21st Century for that amount rendered by the same court in the case of Crabill v. 21st Century Group, Inc. vs. Investors Capital Corp. Our broker-dealer subsidiary was named as a third-party defendant in this case which we successfully defended and the case against us was dismissed. As such, we believe this January 3, 2001 action is wholly without merit on grounds of estoppel and res judicata and are awaiting a determination on our anticipated motion for summary judgment.

          Our broker-dealer subsidiary, Investors Capital Corporation, is engaged in a material NASD Arbitration in which one of our registered representatives is alleged to have made misrepresentations in the sale of unsecured promissory notes in a Florida company that has since filed for bankruptcy protection. The product at issue was not approved nor sold through Investors Capital Corporation. This arbitration, Paul and Irmgard Jung and Wilhelm Trefz vs. Investors Capital Corporation and Kenneth J. Saunders originally was filed with the NASD on April 17, 2002 in Boca Raton, Florida. Damages are alleged in the amount of approximately $221,455. Recent developments have enabled Investors Capital Corporation to reasonably estimate its total possible financial exposure in the case to be no greater than $40,000.

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

          Our broker-dealer subsidiary, Investors Capital Corporation, is engaged in a material litigation in which one of our former registered representatives is alleged to have made misrepresentations in the sale of unsecured promissory notes in a now defunct Utah company that is currently under regulatory investigation. The product at issue was not approved by nor sold through Investors Capital Corporation. This arbitration, Ruth Arvizo, et al vs. Investors Capital Corporation, et al, was originally filed in California Superior Court on August 26, 2002 in Los Angeles County. Damages are alleged in the amount of approximately $200,000. At this time, legal counsel is unable to assess neither the likelihood of an unfavorable outcome nor an estimate of potential damages.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

    The Company had consolidated operating income of $72,092 for the three months ended September 30, 2002 as compared to a consolidated operating loss of $200,650 for the three months ended September 30, 2001. This increase in consolidated operating income of $272,742, or 136.0%, after the elimination of all inter-company revenues and expenses, was attributable to a $316,870 increase in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC), a $16,221 increase in operating income provided by Investors Capital Holdings, Ltd (ICH), on a stand-alone basis, and a $60,349 decrease in operating income provided by the Company's subsidiary Eastern Point Advisors
(EPA). The $316,870 increase in operating income provided by ICC was attributable to a $121,160 increase in the gross margin and a $195,710 decrease in selling and administrative expenses. The $60,349 decrease in operating income provided by EPA was mainly attributable to a $50,370 decline in the Company's gross margin resulting from a reduction in the value of assets under management.

    Consolidated commissions and advisory fee income of $8,192,633 for the three months ended September 30, 2002 increased by $1,581,532, or 24.2%, as compared to consolidated commissions and advisory fee income of $6,611,101 for the three months ended September 30, 2001. This increase in gross revenues, after the elimination of all inter-company revenues and expenses, was attributable to a $1,688,030 increase in revenues provided by ICC and a $106,498 decrease in advisory fee income provided by EPA. The $1,688,030 increase in revenues provided by ICC was mainly attributable to a $1,258,772 increase in revenues from variable annuities and mutual funds. The $106,498 decrease in advisory fee income generated by EPA was the result of a reduction in the value of assets under management.

    Consolidated commissions and advisory fee expense of $6,693,999 for the three months ended September 30, 2002 increased by $1,510,742, or 29.1%, as compared to consolidated commissions and advisory fee expense of $5,183,257 for the three months ended September 30, 2001. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $1,566,870 increase in commission expense incurred by ICC and a $56,128 decrease in advisory fee expense incurred by EPA. This increase in commission expense and decrease in advisory fee expense was a direct result of the associated increase in commission revenue and decrease in advisory fee income as mentioned above.

    Consolidated administrative expenses of $1,266,889 for the three months ended September 30, 2002 decreased by $113,416, or 8.2%, as compared to consolidated administrative expenses of $1,380,305 for the three months ended September 30, 2001. This decrease, after the elimination of all inter-company revenues and expenses, was attributable to a $147,413 decrease in administrative expenses incurred by ICC, a $20,529 increase in administrative expenses incurred by

ICH and a $13,468 increase in administrative expenses incurred by EPA. The decrease of $147,413 in administrative expenses incurred by ICC was driven by a decrease of $174,321 in legal and lawsuit related expenses.

    Consolidated selling expenses of $159,653 for the three months ended September 30, 2002 decreased by $88,536, or 35.7%, as compared to consolidated selling expenses of $248,189 for the three months ended September 30, 2001. This decrease, after the elimination of all inter-company revenues and expenses, was attributable to a $48,297 decrease in selling expenses incurred by ICC, a $36,750 decrease in selling expenses incurred by ICH and a $3,489 decrease in selling expenses incurred by EPA. These decreases were the result of a general reduction in various expenses as part of the cost cutting measures put in place during the past fiscal year.

    The Company had consolidated income taxes of $67,059 for the three months ended September 30, 2002 as compared to a consolidated income tax benefit of $41,500 for the three months ended September 30, 2001. This increase of $108,559, or 261.6%, in income taxes was attributable to the Company's increased profitability from the same period last year.

    The Company had consolidated net income of $23,967 for the three months ended September 30, 2002 as compared to a consolidated net loss of $123,323 for the three months ended September 30, 2001. This $147,290, or 119.4%, increase in net earnings, after the elimination of all inter-company revenues and expenses, was attributable to a $153,604 increase in net income provided by ICC, a $31,150 increase in net income provided by ICH and a $37,464 decrease in net income provided by EPA. The $153,604 increase in net income provided by ICC was driven by a reduction in selling and administrative expenses.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2001

    The Company had consolidated operating income of $316,328 for the six months ended September 30, 2002 as compared to a consolidated operating loss of $738,405 for the six months ended September 30, 2001. This increase in consolidated operating income of $1,054,733, or 142.8%, after the elimination of all inter-company revenues and expenses, was attributable to a $943,077 increase in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC), a $73,363 increase in operating income provided by the Investors Capital Holdings, Ltd (ICH), on a stand-alone basis, and a $38,293 increase in operating income provided by the Company's subsidiary Eastern Point Advisors (EPA). The $943,077 increase in operating income provided by ICC was attributable to an increase of $598,999 in the gross profit in this segment of the business largely due to an increase in variable annuity sales. In addition, selling and administrative expenses decreased by $344,078 resulting from an overall effort to reduce expenses. The $73,363 increase in operating income provided by ICH was the result of decline in selling and administrative expenses resulting from an overall effort to reduce expenses.

    Consolidated commissions and advisory fee income of $17,497,392 for the six months ended September 30, 2002 increased by $3,988,985 or 29.5%, as compared to consolidated commissions and advisory fee income of $13,508,407 for the six months ended September 30, 2001. This increase in gross revenues, after the elimination of all inter-company revenues and expenses, was attributable to a $4,120,925 increase in revenues provided by ICC and a $131,940 decrease in advisory fee income provided by EPA. The $4,120,925 increase in revenues provided by ICC was attributable to an increase of $3,163,222 in revenues generated from the sales of variable annuities and mutual funds. The remaining increase of $957,703 resulted from miscellaneous transactions.

    Consolidated commissions and advisory fee expense of $14,374,317 for the six months ended September 30, 2002 increased by $3,382,060, or 30.8%, as compared to consolidated commissions and advisory fee expense of $10,992,257 for the six months ended September 30, 2001. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $3,521,926 increase in commission expense incurred by ICC and a $139,866 decrease in advisory fee expense incurred by EPA. The increase of $3,521,926 in commission expense incurred by ICC and the decrease of $139,866 in advisory fee expense incurred by EPA was a direct result of the associated increase in commission revenue and decrease in advisory fee income as mentioned above.

    Consolidated administrative expenses of $2,445,066 for the six months ended September 30, 2002 decreased by $286,364, or 10.5%, as compared to consolidated administrative expenses of $2,731,430 for the six months ended September 30, 2001. This decrease, after the elimination of all inter-company revenues and expenses, was attributable to an $233,362 decrease in administrative expenses incurred by ICC, a $28,062 decrease in administrative expenses incurred by EPA and a $24,940 decrease in administrative expenses incurred by ICH. These decreases were driven by a general reduction in various expenses as part of the cost cutting measures that were put in place during the past fiscal year.

    Consolidated selling expenses of $361,681 for the six months ended September 30, 2002 decreased by $161,444, or 30.9%, as compared to consolidated selling expenses of $523,125 for the six months ended September 30, 2001. This decrease, after the elimination of all inter-company revenues and expenses, was attributable to a $110,716 decrease in selling expenses incurred by ICC, a $48,423 decrease in selling expenses incurred by ICH and a $2,305 decrease in selling expenses incurred by EPA. These decreases were driven by a general reduction in various expenses as part of the cost cutting measures put in place during the past fiscal year.

    The Company had consolidated income taxes of $195,391 for the six months ended September 30, 2002 as compared to a consolidated income tax benefit of $207,500 for the six months ended September 30, 2001. This increase of $402,891, or 194.2%, in income taxes was attributable to the Company's increased profitability from the same period last year.

    The Company had consolidated net income of $193,766 for the six months ended September 30, 2002 as compared to a consolidated net loss of $397,852 for the six months ended September 30, 2001. This $591,618, or 148.7%, increase in net earnings, after the elimination of all inter-company revenues and expenses, was attributable to a $545,410 increase in net income provided by ICC, a $23,215 increase in net income provided by EPA and a $22,993 increase in net income provided by ICH. The $545,410 increase in net income provided by ICC was attributable to an increase in gross profit in this segment of the business largely due to an increase in variable annuity and mutual fund sales and an effort to reduce selling and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

    We believe that return on equity is primarily based on the use of capital in an efficient manner. Historically, we have financed our operations primarily through an initial public offering, private equity and internally generated cash flow and not by incurring debt.

    As of September 30, 2002, cash and cash equivalents totaled $6,479,379 as compared to $6,337,445 as of March 31, 2002. Working capital as of September 30, 2002 was $7,518,137 as compared to $7,276,218 as of March 31, 2002.

    As of September 30, 2002, our net capital ratio for the broker-dealer was
1.89 to 1 as compared to 2.27 to 1 as of September 30, 2001. The SEC requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of September 30, 2002, we had net capital of $1,036,757 as compared to net capital of $855,319 as of September 30, 2001. This resulted in excess net capital of $906,189 and $725,864, respectively, for the applicable periods.

    Net cash provided by operating activities was $166,312 for the six months ended September 30, 2002 as compared to net cash used for operating activities of $514,612 for the six months ended September 30, 2001. This increase in cash flow provided by operating activities resulted from an increase in revenues and a decline in operating expenses.

    Net cash provided by investing activities was $44,576 for the six months ended September 30, 2002 as compared to cash used of $275,792 for the six months ended September 30, 2001. This increase in cash flow provided by investing activities mainly resulted from a reduction in spending on plant, property and equipment and a reduction in loans made to registered representatives.

    Net cash used in financing activities was $68,954 for the six months ended September 30, 2002 as compared to $403,014 for the six months ended September 30, 2001. This decrease in cash flow used for financing activities was mainly the result of a decrease in cash used to pay outstanding notes.

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

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

          The effect of SFAS No. 142 on the Company's consolidated financial statements was immaterial.

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

                                               INVESTORS CAPITAL HOLDINGS, LTD.

Date:  November 14, 2002                       By:  /s/ Timothy B. Murphy

                                               Timothy B. Murphy
                                               Chief Financial Officer

                                  CERTIFICATION

I, Theodore E. Charles, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Investors Capital Holdings, Ltd.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

BY: /s/ THEODORE  E. CHARLES
----------------------------
Theodore E. Charles
Chief Executive Officer

                                  CERTIFICATION

I, Timothy B. Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Investors Capital Holdings, Ltd.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ TIMOTHY B. MURPHY
-------------------------
Timothy B. Murphy
Chief Financial Officer