Form 10-Q
period 2002-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2003-02-14
CIK 1001871

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of our only class of common stock as of February 14, 2003:

                                    5,717,380

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                   DECEMBER 31,     MARCH 31,
                                                                      2002           2002
                                                                   ------------     ----------
                                                                   (UNAUDITED)

ASSETS

     Cash and cash equivalents ................................    $ 7,877,053    $ 6,337,445
     Investments in available-for-sale securities .............         42,810         56,291
     Marketable securities, at market value ...................          8,542          2,364
     Securities not readily marketable, at estimated fair value         47,500         10,000
     Investment in unconsolidated affiliate ...................         66,061         89,697
     Deposit with clearing organization, restricted ...........        175,000        175,000
     Accounts receivable ......................................      2,231,737      2,101,200
     Loans receivable from registered representatives .........        110,839        199,996
     Receivables from officers ................................        112,592        136,078
     Prepaid expenses .........................................         98,534        193,682
     Deferred income tax asset, net ...........................         57,101         31,930
     Premises and equipment, net ..............................        512,509        531,296
     Other assets .............................................        319,897        249,553
                                                                   -----------     ----------

          TOTAL ASSETS ........................................    $11,660,175    $10,114,532
                                                                   ===========    ===========





           See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES


                                                                          DECEMBER 31,      MARCH 31,
                                                                             2002             2002
                                                                         -------------     ---------
                                                                           (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

     Notes payable .................................................     $    756,000      $     79,016
     Commissions payable ...........................................        1,380,558         1,136,676
     Accounts payable ..............................................          514,173           379,320
     Accrued expenses ..............................................          366,545           303,816
     Securities sold, not yet purchased, at market value ...........           36,067             9,530
     Income taxes payable ..........................................          167,629           149,108
                                                                         ------------      ------------

          TOTAL LIABILITIES ........................................        3,220,972         2,057,466
                                                                         ------------      ------------
STOCKHOLDERS' EQUITY:

     Common stock, $.01 par value, authorized 10,000,000 shares;
        issued 5,721,265 shares at December 31, 2002 and March 31,
        2002;  outstanding 5,717,380 shares at December 31, 2002 and
        March 31, 2002 .............................................           57,213            57,213
     Additional paid-in capital ....................................        8,160,858         8,135,347
     Retained earnings (deficit) ...................................          252,639           (61,634)
     Treasury stock, at cost (3,885 shares) ........................          (30,135)          (30,135)
     Accumulated other comprehensive loss ..........................           (1,372)          (43,725)
                                                                         ------------      ------------

            TOTAL STOCKHOLDERS' EQUITY .............................        8,439,203         8,057,066
                                                                         ------------      ------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY .............................................     $ 11,660,175      $ 10,114,532
                                                                         ============      ============


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                       ----------------------------
                                                                           2002             2001
                                                                       -----------      -----------

  COMMISSION AND ADVISORY FEE INCOME .............................     $ 8,124,745      $ 7,361,650
  COST OF COMMISSION AND ADVISORY FEES ...........................       6,631,808        5,822,097
                                                                       -----------      -----------

  GROSS PROFIT ...................................................       1,492,937        1,539,553
                                                                       -----------      -----------

  SELLING AND ADMINISTRATIVE EXPENSES (INCOME):

     Administrative ..............................................       1,437,930        1,144,931
     Selling .....................................................         (70,880)        (129,558)
                                                                       -----------      -----------

         TOTAL SELLING AND ADMINISTRATIVE EXPENSES ...............       1,367,050        1,015,373
                                                                       -----------      -----------

  OPERATING INCOME ...............................................         125,887          524,180
                                                                       -----------      -----------

  OTHER INCOME (EXPENSE):

     Interest income .............................................          88,456           62,610
     Interest expense ............................................          (6,519)          (1,719)
     Other income ................................................           8,592           13,496
                                                                       -----------      -----------

          NET OTHER INCOME .......................................          90,529           74,387
                                                                       -----------      -----------

  INCOME BEFORE TAXES ............................................         216,416          598,567
  PROVISION FOR INCOME TAXES .....................................          95,909          253,892
                                                                       -----------      -----------

  NET INCOME .....................................................     $   120,507      $   344,675
                                                                       ===========      ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE:

     Net income ..................................................     $       .02      $       .06

SHARE DATA:

WEIGHTED AVERAGE SHARES USED IN BASIC EARNINGS

     PER COMMON SHARE CALCULATIONS ...............................       5,717,380        5,704,426

PLUS:  INCREMENTAL SHARES FROM ASSUMED CONVERSION OF STOCK OPTIONS          82,036           96,996
                                                                       -----------      -----------

WEIGHTED AVERAGE SHARES USED IN DILUTED EARNINGS

     PER COMMON SHARE CALCULATIONS ...............................       5,799,416        5,801,422
                                                                       ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                        -----------------------------
                                                                           2002              2001
                                                                        -----------       -----------

  COMMISSION AND ADVISORY FEE INCOME .............................      $25,622,137       $20,870,056
  COST OF COMMISSION AND ADVISORY FEES ...........................       21,006,125        16,814,353
                                                                        -----------       -----------

  GROSS PROFIT ...................................................        4,616,012         4,055,703
                                                                        -----------       -----------

  SELLING AND ADMINISTRATIVE EXPENSES:

     Administrative ..............................................        3,882,996         3,876,360
     Selling .....................................................          290,801           393,568
                                                                        -----------       -----------

         TOTAL SELLING AND ADMINISTRATIVE EXPENSES ...............        4,173,797         4,269,928
                                                                        -----------       -----------

  OPERATING INCOME (LOSS) ........................................          442,215          (214,225)
                                                                        -----------       -----------

  OTHER INCOME (EXPENSE):

     Interest income .............................................          235,055           199,330
     Interest expense ............................................          (10,913)          (25,648)
     Other (expense) income ......................................          (60,784)           33,758
                                                                        -----------       -----------

          NET OTHER INCOME .......................................          163,358           207,440
                                                                        -----------       -----------

  INCOME (LOSS) BEFORE TAXES .....................................          605,573            (6,785)
  PROVISION FOR INCOME TAXES .....................................          291,300            46,392
                                                                        -----------       -----------

  NET INCOME (LOSS) ..............................................      $   314,273       $   (53,177)
                                                                        ===========       ===========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:

     Net income (loss) ...........................................      $       .05       $      (.01)

SHARE DATA:

WEIGHTED AVERAGE SHARES USED IN BASIC EARNINGS

     PER COMMON SHARE CALCULATIONS ...............................        5,717,380         5,705,712

PLUS:  INCREMENTAL SHARES FROM ASSUMED CONVERSION OF STOCK OPTIONS           74,623              --
                                                                        -----------       -----------

WEIGHTED AVERAGE SHARES USED IN DILUTED EARNINGS

     PER COMMON SHARE CALCULATIONS ...............................        5,792,003         5,705,712
                                                                        ===========       ===========


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                   (UNAUDITED)




                                                                                                        Accumulated
                                                 Common      Stock    Additional  Retained                 Other
                                              -----------  ---------   Paid-In    Earnings    Treasury  Comprehensive
                                                 Shares     Amount     Capital    (Deficit)    Stock         Loss        Total
                                              -----------  --------- ----------  ---------   --------   -------------  ---------
BALANCE AT OCTOBER 1, 2001.............     5,708,311     $42,258   $8,141,198   $(463,623)  $(30,135)    $(46,799)    $7,642,899

Comprehensive income:

Net income.............................                                           344,675

Net unrealized gain on securities......                                                                      5,345

  Comprehensive income.................                                                                                   350,020
                                            ---------     -------   ----------   ---------   --------     --------     ----------

BALANCE AT DECEMBER 31, 2001...........     5,708,311     $42,258   $8,141,198   $(118,948)  $(30,135)    $(41,454)    $7,992,919
                                            =========     =======   ==========   ==========  =========    ========     ==========

BALANCE AT OCTOBER 1, 2002.............     5,721,265     $57,213   $8,142,447   $ 132,132   $(30,135)    $ (3,311)    $8,298,346

Stock options granted..................                                 18,411                                            18,411

Comprehensive income:

Net income..........................                                               120,507

Net unrealized gain on securities......                                                                    1,939

  Comprehensive income.................                                                                                  122,446
                                            ---------     -------   ----------   ---------   --------     --------     ----------

BALANCE AT DECEMBER 31, 2002...........     5,721,265     $57,213   $8,160,858   $ 252,639   $(30,135)    $(1,372)     $8,439,203
                                            =========     =======   ==========   ==========  =========    ========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                   (UNAUDITED)




                                                                                                         Accumulated
                                                Common     Stock    Additional     Retained                 Other
                                               --------   -------    Paid-In       Earnings   Treasury   Comprehensive
                                               Shares     Amount     Capital       (Deficit)    Stock        Loss          Total
                                               --------   -------   ---------     ----------   --------   ------------  -----------

BALANCE AT APRIL 1, 2001 .................    5,708,311    $42,258   $8,151,760    $ (65,771)     $--      $ (5,674)    $8,122,573

Net costs related to initial public
  offering ...............................                               (10,562)                                          (10,562)

Purchases of treasury stock ..............                                                      (30,135)                   (30,135)

Comprehensive loss:

Net loss .................................                                           (53,177)

Net unrealized loss on securities ........                                                                  (35,780)

  Comprehensive loss .....................                                                                                 (88,957)
                                              ---------    -------    ----------   ----------   -------   ----------     ---------


BALANCE AT DECEMBER 31, 2001 .............     5,708,311   $42,258    $8,141,198   $(118,948)   $(30,135)  $(41,454)    $7,992,919
                                              ==========   ========   ==========   ==========   ========   ========     ==========

BALANCE AT APRIL 1, 2002 .................     5,721,265   $57,213    $8,135,347   $ (61,634)   $(30,135)  $(43,725)    $8,057,066


Stock options granted ....................                                25,511                                            25,511

Comprehensive income:

Net income ...............................                                           314,273

Net unrealized gain on securities ........                                                                   42,353

  Comprehensive income ...................                                                                                 356,626
                                              ---------    -------    ----------   ----------   -------   ----------     ---------

BALANCE AT DECEMBER 31, 2002 .............    5,721,265    $ 57,213   $8,160,858   $  252,639   $(30,135)  $(1,372)     $8,439,203
                                              ==========   ========   ==========   ==========   ========   ========     ==========


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                  NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                             ---------------------------
                                                                                 2002           2001
                                                                             ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..................................................     $ 314,273      $ (53,177)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization ................................        85,353         81,316
           Change in deferred taxes .....................................       (25,171)       (22,148)
           Realized loss on securities ..................................        55,834           --
           Unrealized loss (gain) on investments ........................        16,136        (30,371)
           Stock option compensation ....................................        25,511           --
           Change in marketable securities ..............................        (6,178)        15,769
           Realized gain on investment in unconsolidated affiliates .....          --             (656)
           Increase in accounts receivable ..............................      (130,537)      (622,809)
           Decrease in prepaid expenses and other assets ................        18,290        104,134
           Decrease in prepaid income taxes .............................          --           88,123
           Increase in taxes payable ....................................        18,521         45,834
           Increase (decrease)  in accounts payable and other liabilities       161,390       (216,239)
           Increase in accrued expenses .................................        62,729          4,686
           Increase in commissions payable ..............................       243,882        124,097
                                                                              ---------      ---------

               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ......       840,033       (481,441)
                                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment ..............................       (66,566)      (209,460)
       Decrease (increase) in loans receivable from registered
       representatives ..................................................        89,157       (139,574)
                                                                              ---------      ---------

              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .......        22,591       (349,034)
                                                                              ---------      ---------


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                   (UNAUDITED)



                                                                               NINE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                        ----------------------------
                                                                            2002            2001
                                                                        ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Costs related to initial public offering ...................            --            (10,562)
       Purchases of treasury stock ................................            --            (30,135)
       Note payable ...............................................         756,000          685,000
       Payments on note payable ...................................         (79,016)        (454,262)
                                                                        -----------      -----------

              NET CASH PROVIDED BY FINANCING ACTIVITIES ...........         676,984          190,041
                                                                        -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............       1,539,608         (640,434)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................       6,337,445        7,180,340
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................     $ 7,877,053      $ 6,539,906
                                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid ................................................     $    10,913      $    25,648
                                                                        ===========      ===========
     Income taxes paid ............................................     $   297,950      $      --
                                                                        ===========      ===========
     Transfer of security to securities not readily marketable from
           receivable from officers ...............................     $    30,000      $      --
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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month and nine-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of March 31, 2002 included in the Company's Form 10-KSB for the year ended March 31, 2002 filed with the Securities and Exchange Commission.

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

         Segment data presented includes the allocation of all corporate overhead to each segment. Inter-segment revenue and expense, and receivables and payables, are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:




                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                           -----------------------------
                                               2002             2001
                                           ------------     ------------

NON-INTEREST REVENUES:

    ICC ..............................     $ 7,564,027      $ 6,702,293
    EPA ..............................         560,718          659,357
                                           -----------      -----------

         TOTAL .......................     $ 8,124,745      $ 7,361,650
                                           ===========      ===========

REVENUES FROM TRANSACTIONS WITH
OTHER OPERATING SEGMENTS:

    ICC ..............................     $   146,609      $   130,037
    EPA ..............................          62,833           55,730
    Intersegment elimination .........        (209,442)        (185,767)
                                           -----------      -----------

         TOTAL .......................     $         -      $         -
                                           ===========      ===========

INTEREST INCOME:

    ICC ..............................     $    45,086      $    32,152
    ICH ..............................          43,370           30,458
                                           -----------      -----------

         TOTAL .......................     $    88,456      $    62,610
                                           ===========      ===========

DEPRECIATION AND AMORTIZATION EXPENSE:

    ICC ..............................     $    27,748      $    27,686
    EPA ..............................           1,464            1,926
                                           -----------      -----------

         TOTAL .......................     $    29,212      $    29,612
                                           ===========      ===========

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

2.  SEGMENT INFORMATION (CONTINUED)




                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                   -----------------------------
                                       2002            2001
                                   ------------     ------------
INCOME TAX EXPENSE (BENEFIT):

    ICC .....................     $    126,703      $    238,580
    EPA .....................          (43,941)          (12,188)
    ICH .....................           13,147            27,500
                                  ------------      ------------

         TOTAL ..............     $     95,909      $    253,892
                                  ============      ============


INCOME (LOSS):

    ICC .....................     $    322,665      $    476,214
    EPA .....................           (2,344)           37,663
    ICH .....................         (199,814)         (169,202)
                                  ------------      ------------

         TOTAL ..............     $    120,507      $    344,675
                                  ============      ============

PERIOD END TOTAL ASSETS:

    ICC .....................     $  5,419,935      $  4,133,350
    EPA .....................          747,591           672,967
    ICH .....................        5,492,649         5,852,446
                                  ------------      ------------

         TOTAL ..............     $ 11,660,175      $ 10,658,763
                                  ============      ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.  SEGMENT INFORMATION (CONTINUED)




                                                   NINE MONTHS ENDED
                                                     DECEMBER 31,
                                           ------------------------------
                                                2002            2001
                                           ------------     -------------
NON-INTEREST REVENUES:

    ICC ..............................     $ 23,809,256      $ 18,826,596
    EPA ..............................        1,812,881         2,043,460
                                           ------------      ------------

         TOTAL .......................     $ 25,622,137      $ 20,870,056
                                           ============      ============

REVENUES FROM TRANSACTIONS WITH
OTHER OPERATING SEGMENTS:

    ICC ..............................     $    425,991      $    406,677
    EPA ..............................          182,568           174,290
    Intersegment elimination .........         (608,559)         (580,967)
                                           ------------      ------------

         TOTAL ....................        $     --          $     --
                                           ============      ============


INTEREST INCOME:

    ICC ..............................     $    121,983      $     69,261
    ICH ..............................          113,072           130,069
                                           ------------      ------------

         TOTAL .......................     $    235,055      $    199,330
                                           ============      ============

DEPRECIATION AND AMORTIZATION EXPENSE:

    ICC ..............................     $     80,798      $     75,190
    EPA ..............................            4,555             6,126
                                           ------------      ------------

         TOTAL .......................     $     85,353      $     81,316
                                           ============      ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.  SEGMENT INFORMATION (CONTINUED)




                                          NINE MONTHS ENDED
                                           DECEMBER 31,
                                  -------------------------------
                                      2002              2001
                                  ------------      -------------
INCOME TAX EXPENSE (BENEFIT):

    ICC .....................     $    318,836      $     32,251
    EPA .....................          (66,966)          (50,419)
    ICH .....................           39,430            64,560
                                  ------------      ------------

         TOTAL ..............     $    291,300      $     46,392
                                  ============      ============

INCOME (LOSS):

    ICC .....................     $    818,779      $    426,918
    EPA .....................           81,929            98,721
    ICH .....................         (586,435)         (578,816)
                                  ------------      ------------

         TOTAL ..............     $    314,273      $    (53,177)
                                  ============      ============

PERIOD END TOTAL ASSETS:

    ICC .....................     $  5,419,935      $  4,133,350
    EPA .....................          747,591           672,967
    ICH .....................        5,492,649         5,852,446
                                  ------------      ------------

         TOTAL ..............     $ 11,660,175      $ 10,658,763
                                  ============      ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3.  LEGAL PROCEEDINGS

     On January 3, 2001, an action was brought against our broker-dealer subsidiary by 21st Century Group, Inc. in the Circuit Court of Sarasota, Florida seeking common law indemnification in the amount of $160,208. This indemnification action stems from an April 7, 1999 judgment against 21st Century for that amount rendered by the same court in the case of Crabrill v. 21st Century Group, Inc. vs. Investors Capital Corp. Our broker-dealer subsidiary was named as a third-party defendant in this case which we successfully defended and the case against us was dismissed. As such, we believe this January 3, 2001 action is wholly without merit on grounds of estoppel and res judicata and are awaiting a determination on our anticipated motion for summary judgment.

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

     Our broker-dealer subsidiary, Investors Capital Corporation, is engaged in a material litigation in which a former registered representative is alleged to have made misrepresentations in the sale of unsecured promissory notes in a now defunct Utah company that is currently under regulatory investigation. The product at issue was not approved by nor sold through Investors Capital Corporation. This arbitration, Ruth Arvizo, et al vs. Investors Capital Corporation, et al, was originally filed in California Superior Court on August 26, 2002 in Los Angeles County. Damages are alleged in the amount of approximately $200,000. At this time, legal counsel is unable to assess neither the likelihood of an unfavorable outcome nor an estimate of potential damages.

     Our broker-dealer subsidiary, Investors Capital Corporation, is engaged in a material arbitration in which a former registered representative is alleged to have made misrepresentations in the sale of an unsecured promissory note. The product at issue was not approved by nor sold through Investors Capital Corporation. This arbitration, Erma Foster vs. Investors Capital Corporation, was received in December 2002. Damages are alleged in the amount of approximately $113,000. At this time, legal counsel is unable to assess neither the likelihood of an unfavorable outcome nor an estimate of potential damages.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2001

     The Company had consolidated operating income of $125,887 for the three months ended December 31, 2002 as compared to consolidated operating income of $524,180 for the three months ended December 31, 2001. This decrease in consolidated operating income of $398,293, or 76.0%, after the elimination of all inter-company revenues and expenses, was attributable to a $278,054 decrease in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC), a $71,645 decrease in operating income provided by the Company's subsidiary Eastern Point Advisors (EPA) and a $48,594 decrease in operating income provided by Investors Capital Holdings, Ltd (ICH), on a stand-alone basis. All of these decreases were mainly attributable to increases in selling and administrative expenses.

     Consolidated commissions and advisory fee income of $8,124,745 for the three months ended December 31, 2002 increased by $763,095, or 10.4%, as compared to consolidated commissions and advisory fee income of $7,361,650 for the three months ended December 31, 2001. This increase in gross revenues, after the elimination of all inter-company revenues and expenses, was attributable to an $861,734 increase in revenues provided by ICC and a $98,639 decrease in advisory fee income provided by EPA. The $861,734 increase in revenues provided by ICC was attributable to a $606,941 increase in revenues from variable annuities and mutual funds, as well as a $303,278 increase in revenues generated by our investment banking line of business. Offsetting these increases was a net decrease of $48,485 generated from various other fees. The $98,639 decrease in advisory fee income generated by EPA was the result of a reduction in the value of assets under management.

     Consolidated commissions and advisory fee expense of $6,631,808 for the three months ended December 31, 2002 increased by $809,711, or 13.9%, as compared to consolidated commissions and advisory fee expense of $5,822,097 for the three months ended December 31, 2001. This increase, after the elimination of all inter-company revenues and expenses, was attributable to an $899,856 increase in commission expense incurred by ICC and a $90,145 decrease in advisory fee expense incurred by EPA. This increase in commission expense and decrease in advisory fee expense was a direct result of the associated increase in commission revenue and decrease in advisory fee income as mentioned above.

     Consolidated administrative expenses of $1,437,930 for the three months ended December 31, 2002 increased by $292,999, or 25.6%, as compared to consolidated administrative expenses of $1,144,931 for the three months ended December 31, 2001. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $179,579 increase in administrative expenses incurred by ICC, a $63,076 increase in administrative expenses incurred by EPA and a $50,344 increase in administrative expenses incurred by ICH. The increase of $179,579 in administrative expenses incurred by ICC was driven by an increase of $100,988 in salaries and wages, a $22,985 increase in office expense and a $21,569 increase in legal and lawsuit related expenses. The remaining $34,037 increase was generated from various other expenses. The $63,076 increase incurred by EPA was mainly attributable to a $55,614 increase in salaries and wages. The remaining $7,462 increase was generated from various other expenses. The $50,344 increase from ICH was driven by an increase of $28,656 in insurance expense, as well as an $18,411 increase in stock option expense. The increase insurance expense resulted from a transfer of policies from ICC to ICH. The remaining $3,277 increase was attributable to various other expenses.

     Consolidated selling expenses (income) of $(70,880) for the three months ended December 31, 2002 decreased by $58,678, or 45.3%, as compared to consolidated selling expenses (income) of $(129,558) for the three months ended December 31, 2001. This decrease, after the elimination of all inter-company revenues and expenses, was attributable to a $60,353 increase in selling expenses incurred by ICC, a $1,750 decrease in selling expenses incurred by ICH and a $75 increase in selling expenses incurred by EPA. The $60,353 increase in selling expenses incurred by ICC was mainly attributable to a $46,000 decrease in income derived from seminars, conferences and conventions, as income from our marketing efforts is offset against total selling expenses. In addition, compliance related expenses increased by $25,384. Offsetting these increases was an $11,031 decrease in various other selling expenses.

     The Company had consolidated income taxes of $95,909 for the three months ended December 31, 2002 as compared to consolidated income taxes of $253,892 for the three months ended December 31, 2001. This decrease of $157,983, or 62.2%, in income taxes was attributable to the Company's decreased profitability from the same period last year.

     The Company had consolidated net income of $120,507 for the three months ended December 31, 2002 as compared to consolidated net income of $344,675 for the three months ended December 31, 2001. This $224,168, or 65.0%, decrease in net earnings, after the elimination of all inter-company revenues and expenses, was attributable to a $153,549 decrease in net income provided by ICC, a $40,007 decrease in net income provided by EPA and a $30,612 decrease in net income provided by ICH. All of these decreases were mainly attributable to increases in selling and administrative expenses.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2001

     The Company had consolidated operating income of $442,215 for the nine months ended December 31, 2002 as compared to a consolidated operating loss of $214,225 for the nine months ended December 31, 2001. This increase in consolidated operating income of $656,440, or 306.4%, after the elimination of all inter-company revenues and expenses, was attributable to a $665,023 increase in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC), a $24,770 increase in operating income provided by the Investors Capital Holdings, Ltd (ICH), on a stand-alone basis, and a $33,353 decrease in operating income provided by the Company's subsidiary Eastern Point Advisors (EPA). The $665,023 increase in operating income provided by ICC was attributable to an increase of $560,876 in the gross profit in this segment of the business largely due to an increase in mutual fund and variable annuity sales. In addition, selling and administrative expenses decreased by $104,147. The $24,770 increase in operating income provided by ICH was the result of a decline in selling and administrative expenses resulting from an overall effort to reduce expenses. The $33,353 decrease in operating income generated by EPA was mainly the result of an increase in salaries and wages.

     Consolidated commissions and advisory fee income of $25,622,137 for the nine months ended December 31, 2002 increased by $4,752,081 or 22.8%, as compared to consolidated commissions and advisory fee income of $20,870,056 for the nine months ended December 31, 2001. This increase in gross revenues, after the elimination of all inter-company revenues and expenses, was attributable to a $4,982,660 increase in revenues provided by ICC and a $230,579 decrease in advisory fee income provided by EPA. The $4,982,660 increase in revenues provided by ICC was attributable to an increase of $3,770,163 in revenues generated from the sales of variable annuities and mutual funds, a $377,703 increase in underwriting fees, a $359,063 increase in listed commissions, a $267,684 increase in over the counter commissions and a $188,697 increase in fees generated from errors and omissions insurance. The remaining increase of $19,350 resulted from miscellaneous transactions.

     Consolidated commissions and advisory fee expense of $21,006,125 for the nine months ended December 31, 2002 increased by $4,191,772, or 24.9%, as compared to consolidated commissions and advisory fee expense of $16,814,353 for the nine months ended December 31, 2001. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $4,421,784 increase in commission expense incurred by ICC and a $230,012 decrease in advisory fee expense incurred by EPA. The increase of $4,421,784 in commission expense incurred by ICC and the decrease of $230,012 in advisory fee expense incurred by EPA was a direct result of the associated increase in commission revenue and decrease in advisory fee income as mentioned above.

     Consolidated administrative expenses of $3,882,996 for the nine months ended December 31, 2002 increased by $6,636, or 0.2%, as compared to consolidated administrative expenses of $3,876,360 for the nine months ended December 31, 2001. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $35,015 increase in administrative expenses incurred by EPA, a $25,403 increase in administrative expenses incurred by ICH and a $53,782 decrease in administrative expenses incurred by ICC.

     Consolidated selling expenses of $290,801 for the nine months ended December 30, 2002 decreased by $102,767, or 26.1%, as compared to consolidated selling expenses of $393,568 for the nine months ended December 31, 2001. This decrease, after the elimination of all inter-company revenues and expenses, was attributable to a $50,365 decrease in selling expenses incurred by ICC, a $50,173 decrease in selling expenses incurred by ICH and a $2,229 decrease in selling expenses incurred by EPA. These decreases were driven by a general reduction in various expenses as part of the cost cutting measures put in place during the past fiscal year.

     The Company had consolidated income taxes of $291,300 for the nine months ended December 31, 2002 as compared to consolidated income taxes of $46,392 for the nine months ended December 30, 2001. This increase of $244,908, or 527.9%, in income taxes was attributable to the Company's increased profitability from the same period last year.

     The Company had consolidated net income of $314,273 for the nine months ended December 31, 2002 as compared to a consolidated net loss of $53,177 for the nine months ended December 31, 2001. This $367,450, or 691.0%, increase in net earnings, after the elimination of all inter-company revenues and expenses, was attributable to a $391,861 increase in net income provided by ICC, a $16,792 decrease in net income provided by EPA and a $7,619 decrease in net income provided by ICH. The $391,861 increase in net income provided by ICC was attributable to an increase in gross profit in this segment of the business largely due to an increase in variable annuity and mutual fund sales and an effort to reduce selling and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that return on equity is primarily based on the use of capital in an efficient manner. Historically, we have financed our operations primarily through an initial public offering, private equity and internally generated cash flow.

     As of December 31, 2002, cash and cash equivalents totaled $7,877,053 as compared to $6,337,445 as of March 31, 2002. Working capital as of December 31, 2002 was $7,606,797 as compared to $7,276,218 as of March 31, 2002.

     As of December 31, 2002, our net capital ratio for the broker-dealer was
2.18 to 1 as compared to 1.6 to 1 as of December 31, 2001. The SEC requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of December 31, 2002, we had net capital of $1,380,255 as compared to net capital of $1,226,421 as of December 31, 2001. This resulted in excess net capital of $1,179,946 and $1,095,368, respectively, for the applicable periods.

     Net cash provided by operating activities was $840,033 for the nine months ended December 31, 2002 as compared to net cash used for operating activities of $481,441 for the nine months ended December 31, 2001. This increase in cash flow provided by operating activities resulted from a timing difference in the collection of premiums for errors and omissions insurance. As of December 31, 2002, the entire premium was collected for calendar year 2003, whereas only a small portion of the calendar year 2002 premium was collected as of December 31, 2001. In addition, the Company was much more profitable during the nine months ended December 31, 2002 as compared to the same period last year.

     Net cash provided by investing activities was $22,591 for the nine months ended December 31, 2002 as compared to cash used of $349,034 for the nine months ended December 31, 2001. This increase in cash flow provided by investing activities mainly resulted from a reduction in spending on plant, property and equipment and a reduction in loans made to registered representatives as compared to the same period last year.

     Net cash provided by financing activities was $676,984 for the nine months ended December 31, 2002 as compared to $190,041 for the nine months ended December 31, 2001. This increase in cash flow provided by financing activities was mainly the result of a timing difference in payments on the Company's errors and omissions insurance policy. The Company's errors and omissions insurance policy for calendar year ending December 31, 2001 was financed over the entire year, whereas, the same policy for calendar year ending December 31, 2002 was paid in full during the quarter ended March 31, 2002.

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

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. These alternative methods are effective for consolidated financial statements for fiscal years ending after December 15, 2002. The Company has no present intention to change to the fair value based method. As a consequence, the alternative methods amendment will only affect the Company's consolidated financial statements until and if the Company changes to such method. SFAS No. 148 also has new disclosure provisions that will affect the Company's consolidated financial statements. The Company will be required to make more prominent disclosures in both annual and interim consolidated financial statements about its method of accounting for stock-based employee compensation and the effect of the method used on reported results. These new disclosure requirements will be effective beginning with the Company's consolidated financial statements for the year ending March 31, 2003 and beginning with its interim consolidated financial statements as of June 30, 2003.

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



                                       INVESTORS CAPITAL HOLDINGS, LTD.

Date:  February 14, 2003               By:  /s/ Timothy B. Murphy
                                          ------------------------------
                                          Timothy B. Murphy
                                          Chief Financial Officer

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


Date: February 14, 2003

BY: /S/ THEODORE  E. CHARLES
   ------------------------------
   Theodore E. Charles
   Chief Executive Officer

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


Date: February 14, 2003

BY: /S/ TIMOTHY B. MURPHY
   ------------------------------
   Timothy B. Murphy
   Chief Financial Officer