Form 10-K
period 2003-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2003-06-30
CIK 1001871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

     |X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 2003
                           COMMISSION FILE NO. 1-16349
                                   -----------

                        INVESTORS CAPITAL HOLDINGS, LTD.
                    (Exact name of registrant in its charter)
                                  ------------

             MASSACHUSETTS
    (State or other jurisdiction of                 04-3284631
     incorporation or organization)      (IRS Employer Identification No.)

                                  230 Broadway
                         Lynnfield, Massachusetts 01940
                                 (781) 593-8565
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           Title of each class        Name of each exchange on which registered
      Common Stock, $0.01 par value         The American Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                   -----------

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes|_| No |X|

     The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $4,627,378.

     As of June 16, 2003, there were outstanding 5,717,380 shares of Common Stock, $0.01 par value per share of the registrant.


                      Documents Incorporated by Reference

     Certain portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 12, 2003 are incorporated by reference in Items 11 through 13 of Part III, and Item 15 of Part IV, of this Annual Report on Form 10-K.


                                    Contents
Forward-Looking Statements...................................................................................................      1
PART I.......................................................................................................................      1
ITEM 1. Business.............................................................................................................      1
ITEM 2. Properties...........................................................................................................      7
ITEM 3. Legal Proceedings....................................................................................................      7
ITEM 4. Submission of Matters to a Vote of Security Holders..................................................................      7
PART II......................................................................................................................      8
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters................................................      8
ITEM 6. Selected Financial Data..............................................................................................      8
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations................................     10
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk..........................................................     16
ITEM 8. Financial Statements and Supplementary Data..........................................................................     17
ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.................................     38
PART III.....................................................................................................................     38
ITEM 10. Directors and Executive Officers of the Registrant..................................................................     38
ITEM 11. Executive Compensation..............................................................................................     39
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......................     39
ITEM 13. Certain Relationships and Related Transactions......................................................................     39
ITEM 14. Controls and Procedures.............................................................................................     39
PART IV......................................................................................................................     40
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................................     40

                        INVESTORS CAPITAL HOLDINGS, LTD.
                           Forward-Looking Statements

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

     Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the United States Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward- looking information, whether as a result of new information, future developments, or otherwise.

                                     PART I

ITEM 1. Business.

Overview

     Incorporated in July of 1995, Investors Capital Holdings, Ltd. ("ICH") is a financial services holding company that operates primarily through its subsidiaries in two segments of the financial services industry. These two segments provide for the offering of (1) services related to corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities, variable life insurance, market information, internet online trading and portfolio tracking and records management and (2) financial planning services, investment advisory and asset management services and the management of a retail mutual fund. Financial information pertaining to (" ICH") for each of the three fiscal years ended March 31, 2003, 2002 and 2001 is included in the selected financial data in Item 6 of this document.

Support to our Representatives

     Investors Capital Corporation. Investors Capital Corporation, an NASD registered broker-dealer also registered with the Securities and Exchange Commission is headquartered in Lynnfield, Massachusetts and is a wholly-owned subsidiary of Investors Capital Holdings, Ltd. Doing business in all 50 states, Puerto Rico and the District of Columbia, Investors Capital Corporation makes available multiple investment products, and provides support, technology and back-office service to its network of approximately 958 registered representatives. Our representatives sell investment products that are securities under federal and state law. Accordingly, they are required to, and are registered as, representatives with our broker-dealer subsidiary. Similar registrations may be required by these persons as investment adviser representatives under federal and state law. Our in-house training program for these representatives emphasizes the long-range aspects of financial planning and investment products. We believe that through the continuing education we provide to our registered representatives, our clients can become better informed, and therefore, better serviced. This entity generated approximately 93% of Investors Capital Holdings' total revenues for the fiscal year ended March 31, 2003.

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

             Downloading client data; and

             Researching reports or inquiries on companies, securities and other pertinent financial topics.

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

             Corporate and product brochures;

             Technology resources;

             Client letters;

             Seminars; and

             Advertising and public relations.

Focus. Our focus is on representatives who offer their clients assistance in attaining their long-range financial goals. Utilizing primarily experienced representatives, our client list is widely diversified in terms of goals, financial resources and geography. During the fiscal year ended March 31, 2003, the average revenue per registered representative was $33,300 as compared to $23,700 for our fiscal year ended March 31, 2002. Additionally, on March 31, 2003, we had a total of 958 representatives in our national network, as compared to 1,103 for the same period last year.

Supervision. Our broker-dealer subsidiary's compliance staff includes individuals with significant industry experience. Six of these individuals, including two experienced compliance attorneys, are located in the home office. The remaining compliance individuals, most of whom have significant industry experience, termed Offices of Supervisory Jurisdiction by the NASD, are field supervisors situated across the country and are charged with compliance responsibilities for a defined group of registered representatives. By positioning these compliance individuals in the field, we are able to more closely scrutinize and monitor the activities of our representatives thereby ensuring, as much as possible, their compliance with the requisite rules and regulations. Such a field supervisor is assigned to each new registered representative affiliated with our broker-dealer subsidiary. Our in-house computer systems and programs further assist us in compliance matters.

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

             Regional and national meetings.

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

Broker-Dealer Revenue. Revenue generated from our broker-dealer subsidiary's activities can be broken into the following percentages for a three-year comparative review for fiscal years ended March 31:

                                                                                                2003         2002            2001
                                                                                                ----         ----            ----
Commissions from the sale of mutual funds and unit investment trusts:                           25%           34%            34%
Commissions from the sale of variable annuities and variable life insurance:                    49%           48%            50%
Commissions from the sale of individual stocks and bonds:                                       13%           9%             10%
Commissions from the sale of direct participation programs:                                      5%           1%              1%
Other miscellaneous commission and fee income:                                                   8%           8%              5%


Investment Advisory Services

     Eastern Point Advisors, Inc. Our investment adviser subsidiary provides investment advisory and asset management services directly to the investing public through its managed asset programs. These programs involve managed portfolios of load and no-load mutual funds, variable and fixed annuities and/or individual securities, and are provided to the public through approximately 295 investment adviser representatives . As of March 31, 2003, we had approximately $116 million under management in these managed asset programs with average weekly contributions of new money in excess of $1 million since January of 2000. The maximum annual fee charged for these services is 2.75%, which is paid by the customer in quarterly installments. Eastern Point Advisors contributes approximately 7% of Investors Capital Holdings' total revenues.

   Eastern Point Advisors, Inc. Plan                     Market Value
   ---------------------------------                     ------------
Aetna Life Insurance and Annuity Co.                    $  1,626,725
American Skandia Annuity Company                          10,960,062
Conseco Variable Annuity                                  10,699,511
ING Variable Annuity                                       8,384,420
Jackson National Life Insurance Co.                        4,025,347
Lincoln Benefit Life Insurance Co.                           831,385
Manulife                                                     314,799
Mass Mutual                                                1,366,879
Midland National                                             756,675
Nationwide Life Insurance Co.                                418,709
Pershing Securities Managed Asset Plan                    64,868,636
Resources Trust                                            1,601,508
Security Benefit Life                                         57,006
SEI Trust Company                                          9,440,688
US Allianz                                                   341,487
US Allianz Fixed                                             442,398
                                                             -------

     Total Assets Under Management:                     $116,136,235
                                                        ============

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

     As of March 31, 2003, Eastern Point Advisors had approximately $5.9 million under management in this mutual fund. The annual fee charged by Eastern Point Advisors to the fund for its services is 1.50%, which is paid monthly.

     As of March 31, 2003 we had approximately 295 investment adviser representatives registered with the various state securities departments. These investment adviser representatives are typically registered representatives of our wholly-owned brokerage subsidiary. Licensing requirements for these investment adviser representatives are dictated by the state in which they conduct business. As such, prior to their clients utilizing our investment advisory services, each investment adviser representative must satisfy the requisite state licensing requirements which are typically the NASD Series 6 or 7 securities license coupled with a Series 65 or 66 license.

Asset Allocation Strategy. Eastern Point Advisor's asset allocation strategy, utilized by approximately 2,535 investors as of March 31, 2003, is based on the principle that, by investing in a combination of asset classes, we may reduce risk while seeking to provide enhanced returns. Thus, by combining asset classes that typically do not move in tandem, the volatility of the customer's investment portfolio may be lowered while, at the same time, provide the opportunity for possible increased long-term returns. In implementing this asset allocation strategy for each individual: customer, we utilize the following three steps:

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

     The Eastern Point Advisors Twenty Fund utilizes a non-diversified portfolio of 20 to 30 common stocks of companies of any size, regardless of industry or sector, which may include smaller emerging companies. As of March 31, 2003, the Eastern Point Advisors Twenty Fund had assets of $5,909,265.

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

Employees

     As of March 31, 2003, we had 46 full-time employees, the majority of which are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements with other individuals on an as-needed basis to assist with programming and developing proprietary technologies.


ITEM 2. Properties.

     Our principal executive offices are located in a 7,600 square foot facility at 230 Broadway, Lynnfield, Massachusetts. This facility is comprised of several office condominiums owned by different entities, which lease the office space to the Company. A portion of the space which is leased to the Company, including Investors Capital Corporation and Eastern Point Advisors, is owned by Arlsburg Trust, the trustee of which is the principal stockholder of Holdings, and Investors Realty, LLC, the principal member of whom is the principal stockholder of Holdings. The remainder is leased from an unrelated entity. The combined current annual rent was $182,723 and is comparable to current market rates for similar space in our geographic area. The leases expire in March 2005. In addition, the Company leases office space from the Arlsburg Trust for its investment center located in Topsfield, Massachusetts. Rent expense for the investment center was $36,000 for the year ended March 31, 2003.

ITEM 3. Legal Proceedings.

     The Company operates in a highly litigious and regulated business and, as such, is a defendant or codefendant in various lawsuits and arbitrations incidental to its securities business. The Company is vigorously contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainties routine in these matters. Currently, there are a total of thirteen lawsuits and/or arbitrations filed against the Company. For the majority of claims, the Company's errors and omissions (E&O) policy limits the maximum exposure in any one case to $75,000, and in certain of these cases, the Company has the contractual right to seek indemnity from related parties. As such, Management, in consultation with counsel, believes that resolution of all such litigation is not expected to have a material adverse effect on the consolidated financial results of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders of Investors Capital Holdings, Ltd. during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Investors Capital Holdings' common stock began trading on The American Stock Exchange (AMEX) under the symbol "ICH" on February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of June 16, 2003, exclusive of shares held in street name, there were approximately 62 stockholders of record and 5,717,380 shares outstanding.

     The following table presents the high and low closing prices for the common stock of Investors Capital Holding, Ltd. on the AMEX for the period indicated.


                                                                                               High       Low
                                                                                               ----       ---
Fiscal 2003
For the period from April 1, 2002 through June 30, 2002.................................      $2.35     $1.75
For the period from July 1, 2002 through September 30, 2002.............................      $2.00     $1.75
For the period from October 1, 2002 through December 31, 2002...........................      $2.40     $1.70
For the period from January 1, 2003 through March 31, 2003..............................      $2.05     $1.63

Fiscal 2002
For the period from April 1, 2001 through June 30, 2001.................................      $6.00     $3.11
For the period from July 1, 2001 through September 30, 2001.............................      $3.75     $2.20
For the period from October 1, 2001 through December 31, 2001...........................      $3.49     $2.50
For the period from January 1, 2002 through March 31, 2002..............................      $2.99     $2.00

Fiscal 2001
For the period from February 8, 2001 through March 31, 2001.............................      $8.00     $5.55


     Investors Capital Holdings, Ltd. did not pay dividends for the year ended March 31, 2003. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. See Regulation and Management's Discussion and Analysis--Liquidity and Capital Resources, included elsewhere in this Form 10-K.

ITEM 6. Selected Financial Data.

     The following table sets forth certain selected historical consolidated financial data. The selected income statement data for each of the years in the three year period ended March 31, 2003 and balance sheet data as of March 31, 2003 and 2002 have been derived from our audited consolidated financial statements and related notes, included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, also included elsewhere in this Form 10-K. The following selected income statement data for the years ended March 31, 2000 and 1999 and balance sheet data as of March 31, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements not included herein. The following selected consolidated financial data has been prepared in accordance with GAAP.

                                                                       For the Year Ended March 31,
                                                   2003             2002          2001               2000              1999
                                                 --------         --------      --------           --------          --------
Income Statement Data:
Commission and advisory fee income...........  $34,289,460       $28,880,521     $29,806,144        $23,892,296       $15,724,649
Net income (loss)............................     $115,891            $4,137     $  (104,306)           $90,325          $107,255
Net income (loss) per share, basic...........         $.02             $0.00     $     (0.02)              $.02              $.02
Net income (loss) per share, diluted.........         $.02             $0.00     $     (0.02)              $.02              $.02

Weighted average common shares
   outstanding, basic........................    5,717,380         5,717,931       4,789,007          4,609,491         4,573,296
Weighted average common shares
   outstanding, diluted .....................    5,790,060         5,818,695       4,789,007          4,782,491         4,746,296

Cash dividends declared per share............  $      -          $     -         $     -           $     -          $       -



                                                                      As of March 31,
                                                    2003           2002             2001           2000              1999
                                                  --------       --------         --------       --------          --------
Balance Sheet Data:

Total assets........................            $10,642,940     $10,114,532      $10,612,301     $4,100,065        $2,863,542

Shareholders' equity................            $ 8,248,640     $ 8,057,066      $ 8,122,573     $1,846,713        $1,497,123
Shares outstanding..................              5,717,380       5,717,380        5,708,311      4,645,311         4,573,671


Equity per share at end of period...                  $1.44           $1.41            $1.42           $.40              $.33

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis reviews our consolidated financial condition as of March 31, 2003 and 2002, the consolidated results of operations for the years ended March 31, 2003, 2002 and 2001 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in the Form 10-K.

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

     Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the United States Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward- looking information, whether as a result of new information, future developments, or otherwise.

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

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles generally accepted in the United States. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material effect on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

     Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value, these include: cash, cash equivalents, and securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income in accordance with FASB 115, depending on the underlying purpose of the instrument. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Reserves

     The Company records reserves related to legal proceedings in "accrued expenses". The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

Results of Operations

Fiscal Year Ended March 31, 2003 Compared with Fiscal Year Ended March 31, 2002

     Consolidated operating income of $311,978 for the year ended March 31, 2003 increased by $464,183, or 305.0%, as compared to the consolidated operating loss of $152,205 for the year ended March 31, 2002. This increase in consolidated operating income, after the elimination of all inter-segment revenues and expenses, was attributable to a $646,451 increase in operating income provided by Investors Capital Corporation (ICC) and a $10,099 increase in operating income from Investors Capital Holdings, Ltd. (ICH), on a stand alone basis. Offsetting these increases was a decrease of $192,367 in operating income provided by Eastern Point Advisors, Inc. (EPA). The $646,451 increase in operating income provided by ICC was attributable to an increase of $488,642 in the combined gross margin on our mutual fund /variable annuity and brokerage business, a $255,306 increase in fee income and a $238,989 decrease in legal settlements. These increases in operating income were offset by a $292,944 increase in gross salaries. The remaining variance of $43,542 was the result of miscellaneous items. The $192,367 decrease in operating income provided by EPA was attributable to a $127,280 decrease in the gross margin, a $60,575 increase in fee income and an increase of $144,855 in gross salaries. The remaining variance of $19,193 resulted from miscellaneous items.

     Consolidated commissions and advisory fee income of $34,289,460 for the year ended March 31, 2003 increased by $5,408,939, or 18.7%, as compared to consolidated commissions and advisory fee income of $28,880,521 for the year ended March 31, 2002. This increase in gross revenues, after the elimination of all inter-segment revenues and expenses, was attributable to a $5,784,417 increase in gross revenues provided by ICC, which was offset by a decline of $375,478 in advisory fee income provided by EPA. The increase of $5,784,417 in gross revenues provided by ICC was driven by increases of $3,830,713 from mutual fund/variable annuity commissions, $902,507 from commissions generated from stock trades, $677,583 from underwriting fees, $198,331 from E&O insurance and $188,728 from 12b-1 commissions. The remaining $13,445 decrease was the result of miscellaneous items. The $375,478 decrease in advisory fee income provided by EPA was mainly the result of market conditions and a decision to terminate certain selling agreements that were not favorable to the Company.

     Consolidated commissions and advisory fee expense of $28,040,831 for the year ended March 31, 2003 increased by $4,731,695, or 20.3%, as compared to consolidated commissions and advisory fee expense of $23,309,136 for the year ended March 31, 2002. This increase, after the elimination of all inter-segment revenues and expenses, was attributable to a $5,040,467 increase in commission expense incurred by ICC and a $308,772 decrease in advisory fee expense incurred by EPA. The increase of $5,040,467 in commission expense incurred by ICC was the result of the overall increase in gross commissions from the sale of mutual funds/variable annuities. The decrease of $308,772 generated by EPA was the result of the decline in advisory fee income.

     Consolidated administrative expenses of $5,440,681 for the year ended March 31, 2003 increased by $282,391, or 5.5%, as compared to consolidated administrative expenses of $5,158,290 for the year ended March 31, 2002. This increase, after the elimination of all inter-segment revenues and expenses, was attributable to a $125,345 increase in administrative expenses incurred by ICC, a $115,099 increase incurred by EPA and a $41,947 increase in administrative expenses incurred by ICH. The increase of $125,345 in administrative expenses incurred by ICC was mainly driven by a $292,944 increase in gross salaries, which was offset by a decrease of $238,989 in legal settlements. The remaining $71,390 variance was the result of miscellaneous items. The increase of $115,099 in administrative expenses incurred by EPA was mainly driven by an increase of $144,855 in gross salaries. The remaining $29,756 variance was attributable to miscellaneous items.

     Consolidated selling expenses of $495,970 for the year ended March 31, 2003 decreased by $69,330, or 12.3%, as compared to consolidated selling expenses of $565,300 for the year ended March 31, 2002. This decrease, after the elimination of all inter-segment revenues and expenses, was attributable to a $52,046 decline in selling expenses generated by ICH, a $27,846 decrease in selling expenses incurred by ICC and a $10,562 increase in selling expenses incurred by EPA. The decrease of $52,046 was due to a reclassification of expenses to the "administrative" category.

     Consolidated net other expense of $14,296 for the year ended March 31, 2003 increased by $295,887, or 105.0%, as compared to consolidated net other income of $281,591 for the year ended March 31, 2002. The increase was mainly attributable to a $250,000 charge to earnings as a result of a fine imposed by the National Association of Securities Dealers (NASD).

     Consolidated income taxes of $181,791 for the year ended March 31, 2003 increased by $56,542, or 45.1%, as compared to consolidated income taxes of $125,249 for the year ended March 31, 2002. This increase in income tax expense was attributable to the increased profitability of the Company.

     Consolidated net income of $115,891 for the year ended March 31, 2003 increased by $111,754, or over 100.0%, as compared to consolidated net income of $4,137 for the year ended March 31, 2002. This $111,754 increase in net earnings, after the elimination of all inter-segment revenues and expenses, was attributable to a $259,925 increase in net income provided by ICC. Offsetting this increase was a $98,848 decrease in net income generated by EPA and a $49,323 decrease in net income provided by ICH. The $259,925 increase in net income provided by ICC was attributable to the $255,306 increase in fee income as well at the increase in gross margins. The $98,848 decrease in net income from EPA was attributable to the increase in salary expense. The $49,323 decrease in net income provided by ICH was attributable to gains and losses on investments.

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

     As of March 31, 2003, cash and cash equivalents totaled $7,088,659 as compared to $6,337,445 as of March 31, 2002. Working capital as of March 31, 2003 was $7,702,618 as compared to $7,276,218 as of March 31, 2002. Our ratio of current assets to current liabilities was 4.42 to 1 as of March 31, 2003 as compared to 4.53 to 1 as of March 31, 2002.

     As of March 31, 2003, our net capital ratio for the broker-dealer was 1.98 to 1 as compared to 1.74 to 1 for our fiscal year ended March 31, 2002. The SEC requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of March 31, 2003, we had net capital of $1,214,481 as compared to net capital of $1,136,646 as of March 31, 2002. This resulted in excess net capital of $1,053,988 and $1,004,696, respectively, for the applicable years.

     Net cash provided by operating activities was $798,354 for the year ended March 31, 2003 as compared to net cash used in operating activities of $15,651 and $325,681 for the years ended March 31, 2002 and 2001, respectively. The $814,005 increase in 2003 compared to 2002 resulted primarily from an increase in commissions received and an increase in liabilities. The $310,030 increase in 2002 as compared to 2001 was primarily the result of a decrease in commissions payable. This decrease in commissions payable resulted from the automation of the commission payment system in the previous year, which pays commissions on a timelier basis.

     Net cash used in investing activities was $30,225, $420,405 and $139,592 for the years ended March 31, 2003, 2002 and 2001, respectively. The decrease in cash used of $390,180 in 2003 compared to 2002 resulted from a decline in spending on fixed assets and an increase in cash from the collection of loans receivable from registered representatives. The increase in cash used of $280,813 in 2002 compared to 2001 was the result of granting loans to our registered representatives during the current year in addition to an increase in the purchase of fixed assets needed to enhance our infrastructure.

     Net cash used in financing activities was $16,915 for 2003 and $406,839 for 2002. Net cash provided by financing activities was $6,801,010 for 2001. The $389,924 decrease in cash used in 2003 as compared to 2002 resulted primarily from not having to finance our E&O policy in 2003 as had been done in previous years. The $7,207,849 increase resulted from our Company's initial public offering on February 8, 2001.

Risk Management

     Risks are an inherent part of the Company's business and activities. Management of these risks is critical to the Company's financial strength and profitability and requires communication, judgment and knowledge of financial trends and the economy as a whole. Senior management takes an active role in the risk management process. The principal risks involved in the Company's business activities are market, operational, regulatory and legal.

Market Risk

     Market risk is the risk attributable to common macroeconomic factors such as gross domestic product, employment, inflation, interest rates, budget deficits and Sentiment. Consumer and producer sentiment is critical to our business. The level of consumer confidence determines their willingness to spend, especially in the financial markets. It is this willingness to spend in the financial markets that is key to our business. A shift in spending in this area could negatively impact us. However, senior management is constantly monitoring these economic trends in order to enhance our product line to offset any potential negative impact.

Operational Risk

     Operational risk refers to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution processing of transactions, deficiencies in the Company's technology or financial or financial operating systems and inadequacies or breaches in the Company's control processes. Managing these risks is critical, especially in a rapidly changing environment with increasing transaction volume. Failure to manage these risks could result in financial loss to the Company. To mitigate these risks, the Company had developed specific policies and procedures designed to identify and manage operational risk. These policies and procedures are reviewed and updated on a continuing basis to ensure that this risk is minimized.

Regulatory and Legal Risk

     Regulatory and legal risk include non-compliance with applicable legal and regulatory requirements and the risk of a large number of customer claims that could result in adverse judgments against the Company. The Company is subject to extensive regulation in all jurisdictions in which it operates. In this regard, the Company has instituted comprehensive procedures to address issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record keeping.

Effect of Recently Issued Accounting Pronouncements

Please refer to Note 2 "Accounting Policies" of the notes to the consolidated financial statements contained herein.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this item is contained in "Managements's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Market Risk" of this Form 10-K.

ITEM 8. Financial Statements and Supplementary Data.

To the Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries
Lynnfield, Massachusetts

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of Investors Capital Holdings, Ltd. and Subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statement of operations, changes in stockholders' equity and cash flows of Investors Capital Holdings, Ltd. and Subsidiaries for the year ending March 31, 2001 were audited by other auditors whose report dated May 29, 2001 expressed an unqualified opinion on those statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Capital Holdings, Ltd. and Subsidiaries as of March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.



                                           /s/SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts                   SHATSWELL, MacLEOD & COMPANY, P.C.
May 15, 2003



                                     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                                     -------------------------------------------------
                                              CONSOLIDATED BALANCE SHEETS
                                              ---------------------------
                                               March 31, 2003 and 2002
                                               -----------------------


                                                                                         2003              2002
                                                                                   ----------------  ----------------
ASSETS
Cash and cash equivalents                                                            $  7,088,659    $    6,337,445
Investments in available-for-sale securities                                               42,195            56,291
Marketable securities, at market value                                                    132,471             2,364
Securities not readily marketable, at estimated fair value                                 47,500            10,000
Investment in unconsolidated affiliate                                                     64,495            89,697
Deposits with clearing organization, restricted                                           175,000           175,000
Accounts receivable                                                                     1,946,565         2,101,200
Loans receivable from registered representatives                                           95,389           199,996
Receivables from officers                                                                 104,088           136,078
Prepaid expenses                                                                          195,702           193,682
Deferred income tax asset, net                                                                 --            31,930
Property and equipment, net                                                               525,174           531,296
Income taxes receivable                                                                    60,113                --
Other assets                                                                              165,589           249,553
                                                                                   --------------    --------------
           Total assets                                                               $10,642,940       $10,114,532
                                                                                      ===========    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable                                                                   $       62,101    $       79,016
   NASD settlement payable                                                                250,000                --
   Commissions payable                                                                  1,130,539         1,136,676
   Accounts payable                                                                       438,572           379,320
   Accrued expenses                                                                       377,783           303,816
   Deferred income tax liability, net                                                      28,032                --
   Securities sold, not yet purchased, at market value                                    107,273             9,530
   Income taxes payable                                                                        --           149,108
                                                                                    -------------    --------------
           Total liabilities                                                            2,394,300         2,057,466
                                                                                    -------------    --------------
Stockholders' equity:
   Common stock, $.01 par value, authorized 10,000,000 shares; issued 5,721,265 shares at March 31, 2003 and 2002; outstanding 5,717,380 shares at
     March 31, 2003 and 2002                                                               57,213            57,213
   Additional paid-in capital                                                           8,169,292         8,135,347
   Retained earnings (accumulated deficit)                                                 54,257           (61,634)
   Treasury stock, at cost (3,885 shares at March 31, 2003 and 2002)                      (30,135)          (30,135)
   Accumulated other comprehensive loss                                                    (1,987)          (43,725)
                                                                                    -------------    --------------
           Total stockholders' equity                                                   8,248,640         8,057,066
                                                                                    -------------     -------------
           Total liabilities and stockholders' equity                              $   10,642,940    $   10,114,532
                                                                                    =============    ==============

                  The accompanying notes are an integral part of these consolidated financial statements.



                               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                               -------------------------------------------------
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    -------------------------------------
                                   Years Ended March 31, 2003, 2002 and 2001
                                   -----------------------------------------


                                                                      2003             2002              2001
                                                                ---------------- ----------------  ----------------
Commission and advisory fee income                                  $ 34,289,460  $    28,880,521    $   29,806,144
Cost of commission and advisory fees                                  28,040,831       23,309,136        24,561,668
                                                                    ------------  ---------------    --------------
           Gross profit                                                6,248,629        5,571,385         5,244,476
                                                                    ------------  ---------------    --------------
Selling and administrative expenses:
   Administrative                                                      5,440,681        5,158,290         4,478,206
   Selling                                                               495,970          565,300           934,780
                                                                    ------------  ---------------    --------------
           Total selling and administrative expenses                   5,936,651        5,723,590         5,412,986
                                                                    ------------  ---------------    --------------
           Operating income (loss)                                       311,978         (152,205)         (168,510)
                                                                    ------------  ----------------   ---------------
Other income (expense):
   Interest income                                                       311,068          268,228           138,596
   Interest expense                                                      (14,117)         (30,982)          (21,576)
   Other (expense) income                                               (311,247)          44,345           (38,816)
                                                                    ------------  ---------------    --------------
           Net other (expense) income                                    (14,296)         281,591            78,204
                                                                    ------------  ----------------   -------------
Income (loss) before taxes                                               297,682          129,386           (90,306)
Provision for income taxes                                               181,791          125,249            14,000
                                                                    ------------  ---------------    --------------
           Net income (loss)                                        $    115,891  $         4,137    $     (104,306)
                                                                    ============  ===============    ==============

Earnings (loss) per common share
   Basic and diluted earnings (loss) per common share:
           Net income (loss)                                        $       0.02  $         0.00     $        (0.02)
                                                                    ============  ==============     ===============

Share data:
   Weighted average shares used in basic earnings (loss) per
     common share calculations                                         5,717,380        5,717,931         4,789,007
Plus:  Incremental shares from assumed conversion of stock options        72,680          100,764         --
                                                                    ------------  ---------------    --------------
   Weighted average shares used in diluted earnings (loss) per
     common share calculations                                         5,790,060        5,818,695         4,789,007
                                                                    ============  ===============    ==============


           The accompanying notes are an integral part of these consolidated financial statements.




                                      INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                                      -------------------------------------------------
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                ----------------------------------------------------------
                                       Years Ended March 31, 2003, 2002 and 2001
                                       ------------------------------------------

                                                                      Retained                        Accumulated
                                  Common Stock           Additional   Earnings                        Other
                             --------------------        Paid-in      (Accumulated    Treasury        Comprehensive
                                Shares    Amount         Capital      Deficit)        Stock           Income (Loss)        Total
                             --------------------     ------------  --------------   ----------      ---------------   -----------
Balance, March 31, 2000       4,645,311    $31,628     $1,744,602    $  38,535        $    --          $    31,948       $1,846,713
Additional capital            1,063,000     10,630      6,407,158                                                         6,417,788
Comprehensive loss:
   Net loss                                                           (104,306)
   Net unrealized losses                                                                                   (37,622)
     Comprehensive loss                                                                                                   (141,928)
                              ---------    -------     ----------   -----------       ----------        -----------     -----------
Balance, March 31, 2001       5,708,311     42,258      8,151,760      (65,771)            --               (5,674)       8,122,573
Costs related to initial
   public offering                                         (1,458)                                                           (1,458)
Common stock adjustment          12,954     14,955        (14,955)                                                               --

Purchases of treasury stock                                                              (30,135)                           (30,135)
Comprehensive loss:
   Net income                                                            4,137
   Net unrealized losses                                                                                   (38,051)
     Comprehensive loss                                                                                                     (33,914)
                              ---------    -------     ----------   -----------       ----------        -----------     -----------
Balance, March 31, 2002       5,721,265     57,213      8,135,347      (61,634)          (30,135)          (43,725)       8,057,066
Stock-based compensation                                   33,945                                                            33,945
Comprehensive income:
   Net income                                                          115,891
   Net unrealized gains                                                                                     41,738
     Comprehensive income                                                                                                   157,629
                              ---------    -------     ----------   ----------          ---------       ----------       ----------
Balance, March 31, 2003       5,721,265    $57,213     $8,169,292    $  54,257          $(30,135)      $   (1,987)       $8,248,640
                              =========    =======     ==========    =========           ========       ==========        =========

Reclassification disclosure:

Net unrealized gains on available-for-sale securities for the year ended March
31, 2003 were $14,906. Such amount has been adjusted to $41,738 to reflect a reclassification of the loss of $55,834 on the sale of a security, with no tax effect. Net unrealized losses on available-for-sale securities for the year ended March 31, 2002 were $37,426. Such amount has been adjusted to $38,051 to reflect a reclassification of the gain of $656 on the sale of a security, with no tax effect.

For net unrealized gains (losses) on available-for-sale securities, no reclassification adjustment was necessary and there was no income tax effect for the year ended March 31, 2001 because there were no sales of such securities in that year.

Accumulated other comprehensive loss as of March 31, 2003, 2002 and 2001 consists of net unrealized holding losses on available-for-sale securities, net of taxes.

The accompanying notes are an integral part of these consolidated financial statements.




                                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                                -------------------------------------------------
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                    Years Ended March 31, 2003, 2002 and 2001
                                    -----------------------------------------

                                                                      2003             2002              2001
                                                                ---------------- ----------------  ----------------
Cash flows from operating activities:
   Net income (loss)                                                 $   115,891      $     4,137       $  (104,306)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization                                     140,954          133,932            79,382
       Change in deferred taxes                                           59,962          (44,930)            6,000
       Unrealized loss on investments                                         --               --            65,644
       Loss on securities positions, net                                  48,334               --                --
       Gain on sale of available-for-sale security                            --             (656)               --
       Change in marketable securities                                  (130,107)          13,405                --
       Realized loss (gain) on investment in unconsolidated affiliates    25,202          (14,241)               --
       Decrease (increase) in accounts receivable                        154,635          (91,948)         (193,134)
       Decrease (increase) in prepaid expenses, receivables from
         officers and other assets                                        83,934          (27,509)            4,628
       (Increase) decrease in prepaid income taxes                       (60,113)          88,123            50,862
       (Decrease) increase in taxes payable                             (149,108)         149,108                --
       Increase (decrease) in accounts payable and other liabilities     156,995         (250,941)           93,192
       Increase (decrease) in accrued expenses                            73,967           54,242            (5,819)
       (Decrease) increase in commissions payable                         (6,137)           3,575          (322,130)
       Stock-based compensation                                           33,945               --                --
       NASD settlement payable                                           250,000               --                --
       Other                                                                  --          (31,948)               --
                                                                      ----------       ----------         ---------

   Net cash provided by (used in) operating activities                   798,354          (15,651)         (325,681)
                                                                      ----------       ----------         ---------

Cash flows from investing activities:
   Purchases of property and equipment                                  (134,832)        (225,639)         (121,220)
   Purchase of securities                                                     --               --           (18,372)
   Proceeds from sale of available-for-sale security                          --            5,230                --
   Decrease (increase) in loans
    receivable from registered representatives                           104,607         (199,996)               --
                                                                      ----------       ----------         ---------

   Net cash used in investing activities                                 (30,225)        (420,405)         (139,592)
                                                                      ----------       ----------         ---------

Cash flows from financing activities:
   Proceeds from the issuance of common stock                                --                --           10,630
   Additional paid-in capital                                                --                --        6,407,158
   Costs related to initial public offering                                  --            (1,458)              --
   Purchases of treasury stock                                               --           (30,135)              --
   Proceeds from notes payable                                               --           773,668           558,225
   Payments on notes payable                                             (16,915)      (1,148,914)         (175,003)
                                                                      ----------       ----------         ---------

   Net cash (used in) provided by financing activities                   (16,915)        (406,839)        6,801,010
                                                                      ----------       ----------         ---------

Net increase (decrease) in cash and cash equivalents                     751,214         (842,895)        6,335,737
Cash and cash equivalents at beginning of year                         6,337,445        7,180,340           844,603
                                                                      ----------       ----------         ---------
Cash and cash equivalents at end of year                              $7,088,659       $6,337,445        $7,180,340
                                                                      ==========       ==========        ==========

                                     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                                     -------------------------------------------------
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         -------------------------------------
                                                      (Continued)
                                                      -----------
                                       Years Ended March 31, 2003, 2002 and 2001
                                       -----------------------------------------

                                                                        2003              2002              2001
                                                                   -------------      -----------         ---------
Supplemental disclosures:
   Interest paid                                                     $    14,117         $ 30,982           $21,576
   Income taxes paid (received)                                          331,050          (67,052)           72,200
   Noncash activity:
     Transfer from receivables from
      officers to securities not readily marketable                       30,000               --                --


           The accompanying notes are an integral part of these consolidated financial statements.



                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------


NOTE 1 - NATURE OF OPERATIONS
-----------------------------

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

NOTE 2 - ACCOUNTING POLICIES
----------------------------

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

         PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ICC, EPA and ICC Insurance Agency, Inc. All significant inter-company items and transactions have been eliminated in the consolidation.

         REVENUE RECOGNITION:

         Securities transactions and related commission revenues and expenses are recorded on a settlement date basis. The Company earns an advisory fee based on a client's managed portfolio value on portfolios managed by EPA. These fees are recorded under the accrual method.

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flow, cash and cash equivalents includes cash in checking and savings accounts, cash at a clearing broker-dealer and short-term investments with original maturities of three months or less.

         FINANCIAL INSTRUMENTS:

         The financial instruments of the Company are reported in the consolidated balance sheets at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments, except loans receivable. The fair values for loans receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. As of March 31, 2003, the carrying amount and fair value of loans receivable from registered representatives were $95,389 and $95,389, respectively.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 2 - ACCOUNTING POLICIES (Continued)
---------------------------------------

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

               -- Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

               -- Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

               -- Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

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

         BUSINESS DEVELOPMENT:

         The Company expenses all promotional costs as incurred and advertising costs upon first exhibition of the advertisement. Substantially all business development costs relate to advertising. Business development expenses amounted to $253,146, $346,681 and $311,905 for the years ended March 31, 2003, 2002 and 2001, respectively.

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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 2 - ACCOUNTING POLICIES (Continued)
---------------------------------------

         STOCK BASED COMPENSATION:

         At March 31, 2003, the Company has three stock-based compensation plans which are described more fully in Note 15. The Company accounts for transactions with employees under those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost has been recognized for employee transactions related to its fixed stock option plans. Transactions with nonemployees, in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based transactions with employees.


                                                                                  For the Years Ended March 31,
                                                                              -------------------------------------
                                                                                2003          2002         2001
                                                                            -----------     --------   ------------
         Net income (loss), as reported                                        $115,891      $ 4,137      $(104,306)
         Deduct:  Total stock-based employee compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                           (13,458)      (9,233)        (7,121)
                                                                                -------      -------      ---------
         Pro forma net income (loss)                                           $102,433      $(5,096)     $(111,427)
                                                                               ========      =======      =========

         Earnings (loss) per share:
           Basic - as reported                                                    $0.02        $0.00        $(0.02)
           Basic - pro forma                                                      $0.02        $0.00        $(0.02)
           Diluted - as reported                                                  $0.02        $0.00        $(0.02)
           Diluted - pro forma                                                    $0.02        $0.00        $(0.02)

         SEGMENT REPORTING:

         The Company makes disclosures about products and services, geographic areas, and major customers in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 2 - ACCOUNTING POLICIES (Continued)
---------------------------------------

         RECENT ACCOUNTING PRONOUNCEMENTS: (Continued)

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

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

         SFAS No. 142 was effective as follows:

              All of the provisions of SFAS No. 142 were applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in the Company's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

         The adoption of SFAS No. 142 did not have a material impact on the consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains the basic recognition and measurement model for assets held for use and held for sale. The provisions of SFAS No. 144 are required to be adopted starting with fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have a material impact on the Company's consolidated financial statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 2 - ACCOUNTING POLICIES (Continued)
---------------------------------------

         RECLASSIFICATIONS:

          Certain amounts from the prior years have been reclassified for consistency with the current year's presentation.

NOTE 3 - NET CAPITAL
--------------------

ICC is subject to the Securities and Exchange Commission's regulations and operating guidelines, which require ICC to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1.

ICC's net capital as computed under 15c3-1 was $1,214,481 at March 31, 2003 which resulted in excess net capital of the required net capital of $160,493 in the amount of $1,053,988. The ratio of aggregate indebtedness to capital at March 31, 2003 was 1.98 to 1. ICC's net capital as computed under 15c3-1 was $1,136,646 at March 31, 2002 which resulted in excess net capital of the required net capital of $131,950 in the amount of $1,004,696. The ratio of aggregate indebtedness to capital at March 31, 2002 was 1.74 to 1.

NOTE 4 - SECURITIES OWNED AND SOLD, NOT YET PURCHASED
-----------------------------------------------------

Securities owned and sold, not yet purchased, consist of available-for-sale securities and investment securities at market values.

The carrying amount and fair value of investments in available-for-sale securities are as follows:


                                                                             Losses In
                                                                             Accumulated
                                                                             Other
                                                            Amortized        Comprehensive
                                                            Cost             Income               Fair Value
March 31, 2003                                              ---------        -------------       ------------
   Equity securities                                        $  44,182         $  1,987            $42,195
                                                            =========         ========            =======

March 31, 2002
   Equity securities                                         $100,016         $ 43,725            $56,291
                                                             ========          =======            =======

The carrying amount of investment securities at market values are as follows:

                                                                              Sold, Not Yet
March 31, 2003                                               Owned            Purchased
                                                            ---------         ----------
   Corporate bond                                           $  49,066         $       --
   Unit investment trust                                           --             28,587
   Equity securities                                           83,405             78,686
                                                           ----------         ----------
                                                             $132,471           $107,273
                                                             ========           ========

March 31, 2002
   Equity securities                                       $    2,364         $    9,530
                                                           ==========         ==========

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 4 - SECURITIES OWNED AND SOLD, NOT YET PURCHASED (Continued)
----------------------------------------------------------------

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

These securities at estimated fair values consist of the following:

March 31, 2003
   Equity securities                                    $47,500
                                                        =======

March 31, 2002
   Equity securities                                    $10,000
                                                        =======

NOTE 5 - INVESTMENT IN UNCONSOLIDATED AFFILIATE
-----------------------------------------------

As of March 31, 2003 and 2002, the Company had an investment totaling $64,495 and $89,697, respectively in an unconsolidated affiliate. As of March 31, 2001, the investment holdings consisted of Eastern Point Advisors Twenty Fund and Investors Capital Internet and Technology Fund. During the year ended March 31, 2002, the Company sold its investment in Investors Capital Internet and Technology Fund and the fund was liquidated as described in Note 20. These investments were accounted for under the equity method of accounting for investments because the Company had the ability to exercise significant influence over the funds.

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

As of March 31, 2003, the Company held a 1.1% ownership in the Eastern Point Advisors Twenty Fund which had a market value of $64,495.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

The Company leases office space from the Arlsburg Trust, the trustee of whom is the principal stockholder of the Company and Investors Realty, LLC, the principal member of whom is the principal stockholder of the Company. Rent expense for these leases amounted to $175,799, $175,799 and $163,019 for the years ending March 31, 2003, 2002 and 2001, respectively.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES (Continued)
------------------------------------------------------

One of the members of the Board of Directors is also a registered representative and he earned commission income from the Company in the years ending March 31, 2003, 2002 and 2001 of $186,418, $66,828 and $0, respectively.

Loans Receivable From Registered Representatives - These loans consist of promissory notes, which bear interest at the rate of 3.94% per annum, and are payable within 18 or 24 months of the date of the note, in weekly installments. The notes are secured by various pledges of brokerage accounts and/or personal assets of the registered representatives. As of March 31, 2003 these loans amounted to $95,389 and $18,141 of these loans are to a registered representative who is also a Director of the Company.

The Company is owed money from senior executives. As of March 31, 2003 and 2002 the balances owed amounted to $104,088 and $136,078, respectively.

Investors Marketing Services, Inc. is jointly owned by the Company's principal stockholder, Theodore E. Charles and his spouse, Janice M. Charles. This entity performs a fulfillment function for subsidiaries of the Company by preparing, collating and mailing registration kits to registered representatives, and creates graphics and other art work for various marketing materials produced for these subsidiaries. It also prepares the assembly, shipping and postage of literature pertaining to the subsidiaries. For the years ended March 31, 2003, 2002 and 2001, the cost paid for these services was $60,130, $62,982 and $221,091, respectively.

Included in accounts receivable at March 31, 2003 is $200,226 due to EPA from the Eastern Point Advisors 20 Fund (the "Fund"). As compensation for its services EPA receives, on a monthly basis, an investment advisory fee calculated at the annual rate of 1.5% of the Fund's average daily net assets. EPA has voluntarily agreed to waive its advisory fees or reimburse other Fund expenses so that the Fund's annual operating expenses will not exceed 5.00% for Class A shares and 5.75% for Class C shares, of the average daily net assets of the respective class. The waiver may be terminated by EPA at any time. EPA has three years to recoup any expenses it pays for on behalf of the Fund, or the receivable relating to that year will have to be written off by EPA. A summary of outstanding amounts for waived fees since the inception of the Fund, and the related Fund year are as follows as of March 31, 2003:

                                               Reimbursable Fund
                   Amount                      Year End                           Expiration Date
                  --------                  -----------------------             ---------------------
                 $  54,929                        2000                          September 30, 2003
                    13,090                        2001                          September 30, 2004
                    73,893                        2002                          September 30, 2005
                    58,314                        2003                          September 30, 2006
                 ---------
                  $200,226
                  ========

The amount outstanding for the 2000 Reimbursable Fund Year End of $54,929, consists of $109,858 of waived fees less $54,929 that the Company has reserved for as uncollectible. Management of the Company feels, based upon a reduction in future estimated administrative costs associated with a change in the Fund's administrator under a service agreement effective May 1, 2002, that the entire receivable from the Fund will be recovered by EPA.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 7 - PROPERTY AND EQUIPMENT, NET
------------------------------------

Property and equipment consisted of the following at March 31:

                                                                                          2003              2002
                                                                                      -----------       -----------
Equipment                                                                                $543,042          $483,786
Furniture and fixtures                                                                    234,626           179,110
Leasehold improvements                                                                    198,868           178,808
                                                                                        ---------         ---------
                                                                                          976,536           841,704
Accumulated depreciation and amortization                                                (451,362)         (310,408)
                                                                                        ---------         ---------
         Property and equipment, net                                                     $525,174          $531,296
                                                                                         ========          ========

NOTE 8 - NOTES PAYABLE
----------------------

At March 31, 2003 and 2002 notes payable consisted of debt to finance insurance premiums. The annual rate of interest on the outstanding loan at March 31, 2003 was 6% and the loan matures on November 8, 2003.

NOTE 9 - NATIONAL ASSOCIATION OF SECURITIES DEALERS SETTLEMENT
--------------------------------------------------------------

Subsequent to a National Association of Securities Dealers (NASD) examination, NASD, on April 9, 2003, accepted a Letter of Acceptance, Waiver and Consent ("AWC") submitted by the Company, in which the Company agreed to be censured and fined $250,000. Without admitting or denying the alleged violations, the Company agreed to the findings by NASD that certain supervisory deficiencies existed between January 2000 and July 2002. The acceptance of the AWC concludes the matter. As a result, the Company recorded a $250,000 liability and related expense for the NASD fine in its financial statements for the year ending March 31, 2003.

NOTE 10 - INCOME TAXES
----------------------

The components of income taxes are as follows for the years ended March 31:

                                                                         2003            2002               2001
                                                                     -----------      -----------        ----------
Current tax expense (benefit):
   Federal                                                             $  71,420         $125,095          $(21,000)
   State                                                                  50,409           45,084            18,000
                                                                      ----------       ----------         ---------
                                                                         121,829          170,179            (3,000)
                                                                       ---------        ---------        ----------

Deferred tax expense (benefit):
   Federal                                                                45,373          (42,400)           14,000
   State                                                                  10,469           (2,530)            3,000
   Increase in valuation allowance                                         4,120          --                --
                                                                     -----------   --------------    --------------
                                                                          59,962          (44,930)           17,000
                                                                      ----------        ---------         ---------
     Total income taxes                                                 $181,791         $125,249          $ 14,000
                                                                        ========         ========          ========

Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of net operating loss carryforwards, unrealized gains, mutual fund start up costs and differences between depreciation expense for financial statement purposes versus tax return purposes.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 10 - INCOME TAXES (Continued)
----------------------------------

Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:

                                                                                       March 31, 2003
                                                                       --------------------------------------------
                                                                         Asset           Liability            Net
                                                                      ----------         ---------        -----------
Federal                                                                 $ 40,667           $44,461        $  (3,794)
State                                                                     12,556            10,190            2,366
Valuation allowance - realized losses on investments                     (26,604)               --          (26,604)
                                                                       ---------           -------         --------
   Total                                                                $ 26,619           $54,651         $(28,032)
                                                                        ========           =======         ========

                                                                                       March 31, 2002
                                                                       --------------------------------------------
                                                                         Asset           Liability          Net
                                                                       ---------         ---------        ---------
Federal                                                                 $ 57,411           $33,011         $ 24,400
State                                                                     17,725            10,195            7,530
                                                                       ---------          --------        ---------
     Total                                                              $ 75,136           $43,206         $ 31,930
                                                                        ========           =======         ========

A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate to income before income taxes.

                                                                                   Year Ended March 31,
                                                                       ---------------------------------------------
                                                                         2003             2002               2001
                                                                       ---------        ---------         ---------
Tax at U.S. statutory rate                                              $101,212        $  43,992          $ (7,000)
State taxes, net of federal benefit                                       40,179           28,085            21,000
Unallowable expenses                                                      36,280           53,172                --
Change in valuation allowance                                              4,120               --                --
                                                                       ---------         --------           -------
   Provision for income taxes                                           $181,791         $125,249           $14,000
                                                                        ========         ========           =======

NOTE 11 - SEGMENT INFORMATION
-----------------------------

The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations after income taxes.

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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 11 - SEGMENT INFORMATION (Continued)
-----------------------------------------

Segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenues and expenses, and receivables and payables, are eliminated between segments. Information concerning operations in the Company's segments of business is as follows at or for the years ended March 31:

                                                                      2003             2002              2001
                                                                ---------------- ----------------  ----------------
Non-interest revenues:
   ICC, investment services                                          $31,911,884      $26,127,467       $26,904,776
   EPA, asset management services                                      2,377,576        2,753,054         2,892,524
   ICH, support services                                                     --                --             8,844
                                                                     -----------      -----------       -----------
     Total                                                           $34,289,460      $28,880,521       $29,806,144
                                                                     ===========      ===========       ===========

Revenues from transactions with other operating segments:
   ICC                                                               $   625,969      $   532,677       $   344,260
   EPA                                                                   268,273          228,290           147,540
   Intersegment elimination                                             (894,242)        (760,967)         (491,800)
                                                                     -----------      -----------       -----------
     Total                                                           $         0      $         0       $         0
                                                                     ===========      ============      ============

Interest and dividend income:
   ICC                                                               $   159,787      $   103,977       $   132,283
   ICH                                                                   151,281          164,251             6,313
                                                                     -----------      -----------       -----------
     Total                                                           $   311,068      $   268,228       $   138,596
                                                                     ===========      ===========       ===========

Depreciation and amortization expense:
   ICC                                                               $   134,668      $   122,054       $    73,811
   EPA                                                                     6,286           11,878             5,571
                                                                     -----------      -----------       -----------
     Total                                                           $   140,954      $   133,932       $    79,382
                                                                     ===========      ===========       ===========

Income tax expense (benefit):
   ICC                                                               $   269,812      $   115,050       $    92,000
   EPA                                                                  (150,682)         (57,436)          (75,000)
   ICH                                                                    62,661           67,635            (3,000)
                                                                     -----------      -----------       -----------
     Total                                                           $   181,791      $   125,249       $    14,000
                                                                     ===========      ===========       ===========

Income (loss):
   ICC                                                               $   917,780      $   657,855       $   418,739
   EPA                                                                    43,455          142,303            38,607
   ICH                                                                  (845,344)        (796,021)         (561,652)
                                                                     -----------      -----------       -----------
     Total                                                           $   115,891      $     4,137       $  (104,306)
                                                                     ===========      ===========       ===========

Year-end total assets:
   ICC                                                               $ 4,651,859      $ 4,096,506       $ 2,422,255
   EPA                                                                   602,160          718,649           800,406
   ICH                                                                 5,388,921        5,299,377         7,389,640
                                                                     -----------      -----------       -----------
     Total                                                           $10,642,940      $10,114,532       $10,612,301
                                                                     ===========      ===========       ===========


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 12 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

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

At March 31, 2003, the carrying amount of the Company's cash and cash equivalents, including a time deposit, was $7,088,659 and the bank statement balance was $6,266,149. Of the bank statement balance, $100,000 was covered by federal depository insurance and $6,166,149 was covered by the Depositors Insurance Fund of Massachusetts. The Company's cash and cash equivalents as of March 31, 2003 also include $1,157,101 at its clearing broker-dealer of which $500,000 is fully insured by the Securities Investor Protection Corporation
(SIPC). At March 31, 2002, the carrying amount of the Company's cash and cash equivalents, including a time deposit, was $6,337,445 and the bank statement balance was $6,311,508. Of the bank statement balance, $263,073 was covered by federal depository insurance and $6,048,435 was covered by the Depositors Insurance Fund of Massachusetts. The Company's deposits at March 31, 2002 also included $470,303 at its clearing broker-dealer that was fully insured by the Securities Investor Protection Corporation (SIPC).

NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases. The terms expire between fiscal year 2004 and 2007. Options to renew for additional terms are included under the office lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2003:

                  Year ending March 31, 2004                                             $226,130
                  Year ending March 31, 2005                                              201,292
                  Year ending March 31, 2006                                               25,493
                  Year ending March 31, 2007                                                  969
                                                                                         --------
                      Total minimum lease payments                                       $453,884
                                                                                         ========

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes. The total lease expense amounted to $233,397 for fiscal year 2003, $227,993 for fiscal year 2002 and $213,882 for fiscal year 2001.

NOTE 14 - LITIGATION
--------------------

The Company operates in a highly litigious and regulated business and as such is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business. The Company is vigorously contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainties routine in these matters. Currently, there are a total of thirteen lawsuits and/or arbitrations filed against the Company seeking a total of approximately $1.9 million. For the majority of claims, the Company's errors and omissions (E&O) policy limits the maximum exposure in any one case to $75,000. In certain of these cases the Company has the contractual right to seek indemnity from related parties.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 15 - STOCK COMPENSATION PLANS
----------------------------------

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

As of October 1, 1997, the Board of Directors issued the 1996 Incentive Stock Option Plan (the "1996 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive options and the aggregate number of shares to be delivered under the 1996 Plan could not exceed 300,000 shares. Each grant of options, the number of options granted and the vesting schedules of such options subject thereto were determined by the Board. The stock options outstanding are fully vested after two years from grant date, are exercisable for an additional three years after vesting and are forfeited 30 days after termination.

As of March 12, 2001, the Board of Directors issued the 2001 Equity Incentive Plan (the "2001 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive options to purchase shares of the common stock of the Company and the aggregate number of shares to be delivered under the 2001 Plan shall not exceed 250,000 shares. Each grant of options, the number of options granted and the vesting schedules of such options subject thereto shall be determined by the Board. The stock options outstanding are fully vested after two years from grant date, are exercisable for an additional three years after vesting and are forfeited 30 days after termination.

A summary of the status of the Company's employee and Directors' fixed stock options as of March 31, 2003, 2002 and 2001 and changes during the years ending on those dates is presented below:

                                                2003                        2002                        2001
                                   ----------------------------   ----------------------------   --------------------------
                                               Weighted-Average               Weighted-Average             Weighted-Average
Fixed Options                       Shares     Exercise Price      Shares     Exercise Price      Shares   Exercise Price
-------------                      -------- -------------------   --------    ----------------   -------   ----------------
Outstanding at beginning of year   218,731          $2.82         230,600          $3.08           168,000       $1.25
Granted                             10,000           1.91              --             --            62,600        8.00
Forfeited                          (21,022)          4.01         (11,869)          8.00                --          --
                                  --------                       --------                        ---------
Outstanding at end of year         207,709           2.65         218,731           2.82           230,600        3.08
                                   =======                        =======                        =========

Options exercisable at year-end    197,709                        168,000                          168,000
Weighted-average fair value of
   options granted during the year   $0.88                             --                            $0.91

The fair value of options granted to employees in 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                                           2003            2002            2001
                                                                         -------           ----          --------
Dividend yield                                                                0%             --               0%
Volatility                                                                   50%             --              21%
Risk-free interest rate                                                    2.78%             --            5.75%
Expected life in years                                                        5              --               5

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 15 - STOCK COMPENSATION PLANS (Continued)
----------------------------------------------

The following table summarizes information about employee and Directors' fixed stock options outstanding as of March 31, 2003:

                                  Options Outstanding                                       Options Exercisable
                    -------------------------------------------------------------   ------------------------------------
                    Number            Weighted-Average                              Number
Range of            Outstanding       Remaining               Weighted-Average      Exercisable       Weighted-Average
Exercise Prices     as of 3/31/03     Contractual Life        Exercise Price        as of 3/31/03     Exercise Price
---------------     -------------     --------------------   ---------------------  -------------    -------------------
     $1.00             150,000        No Stated Maturity           $1.00                150,000              $1.00
      8.00              47,709           2.38                       8.00                 47,709               8.00
      1.91              10,000           4.81                       1.91                     --
                      --------                                                         --------
                       207,709           2.80 (1)                   2.65                197,709               2.69
                       =======                                                          =======

       (1) Includes only stock options with stated maturity.

A summary of the status of the Company's registered representatives' fixed stock options as of March 31, 2003, 2002 and 2001 and changes during the years ending on those dates is presented below:

                                              2003                          2002                          2001
                                   ----------------------------   -----------------------------  ---------------------------
                                                Weighted-Average              Weighted-Average             Weighted-Average
Fixed Options                       Shares      Exercise Price     Shares     Exercise Price      Shares   Exercise Price
-------------                      -------- -------------------   --------    -----------------  -------  -------------
Outstanding at beginning of year   232,196          $7.72         254,500          $7.91           5,000        $3.34
Granted                             86,483           2.00          10,000           3.90         249,500         8.00
Forfeited                          (22,657)          6.80         (32,304)          8.00              --           --
                                  --------                       --------                       --------
Outstanding at end of year         296,022           6.12         232,196           7.72         254,500         7.91
                                   =======                        =======                        =======

Options exercisable at year-end    200,197                          5,000                          5,000


Stock-based compensation for grants to registered representatives amounted to $33,945 and was calculated using the Black-Scholes option-pricing model as of March 31, 2003. The fair value per share was $0.77, $0.31 and $0.08 for grants during the years ending March 31, 2003, 2002 and 2001, respectively. The following assumptions were applied at March 31, 2003 to grants for the years ending March 31:

                                                                        2003                 2002              2001
                                                                     ---------               ----              ----
Dividend yield                                                             0%                  0%                0%
Volatility                                                                53%                 53%               54%
Risk-free interest rate                                                 2.36%               1.93%             1.93%
Expected life in years                                                  4.25                3.15                3%

The following table summarizes information about representatives' fixed stock options outstanding as of March 31, 2003:

                                 Options Outstanding                                       Options Exercisable
                    -----------------------------------------------------------      ------------------------------------
                        Number        Weighted-Average                               Number
   Range of          Outstanding         Remaining             Weighted-Average      Exercisable       Weighted-Average
Exercise Prices     as of 3/31/03     Contractual Life         Exercise Price        as of 3/31/03     Exercise Price
---------------     -------------     --------------------   ------------------      -------------    -------------------
     $8.00             200,197              2.50                   $8.00                200,197              $8.00
      3.90              10,000              3.17                    3.90                     --                 --
      2.00              85,825              4.25                    2.00                     --                 --
                      --------                                                         --------
                       296,022              3.03                    6.12                200,197               8.00
                       =======                                                          =======

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 16 - EARNINGS PER COMMON SHARE
-----------------------------------

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

Options to purchase common stock totaling 353,731 and 277,927 at March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

NOTE 17 - RETIREMENT PLAN
-------------------------

The Company has a 401(k) retirement plan that covers all employees with at least three months of service. Employees employed on the plan's effective date did not have to satisfy the service requirement. The Company's contribution was based on matching 100% of the first 3% of salary deferral elected by each eligible employee. Effective May 29, 2001 the Company's contribution was increased to matching 100% of the first 6% of salary deferral, with matching dollars to be in the form of the Company's common stock. The Company's contribution expense for the years ended March 31, 2003, 2002 and 2001 was $88,804, $72,692 and $27,649,
respectively.

NOTE 18 - DEFERRED COMPENSATION PLAN
------------------------------------

On March 20, 2001, at a special meeting of the Board of Directors, the Board adopted a non-qualified deferred compensation plan for the principal stockholder, President and Chief Executive Officer, Theodore E. Charles effective April 1, 2001. Under the terms of this plan, Mr. Charles will annually defer $100,000 of his salary in return for the Company's unsecured promise to pay him a retirement benefit upon his retirement on or after attaining age 60. The amount of this retirement benefit will be determined solely by the investment performance of the amount deferred by Mr. Charles and invested by the Company. This retirement benefit will be paid to Mr. Charles, at his election, either in a lump sum or in installments over a period of 10 years. Should Mr. Charles die prior to reaching retirement, his designated beneficiary will receive a pre-retirement death benefit calculated in exactly the same manner. This non-qualified deferred compensation plan is one in which Mr. Charles is electing to defer current salary. There are no additional corporate funds being contributed to the plan. In the year ending March 31, 2003 Mr. Charles elected to receive the entire deferred balance owed to him by the Company in a lump sum and is no longer deferring his compensation.

NOTE 19 - EMPLOYMENT AGREEMENTS
-------------------------------

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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2003, 2002 and 2001
                    -----------------------------------------

NOTE 20 - LIQUIDATION OF INVESTORS CAPITAL INTERNET AND TECHNOLOGY FUND
-----------------------------------------------------------------------

The Eastern Point Advisors (formerly Investors Capital) Funds' Board of Trustees voted to liquidate the Investors Capital Internet and Technology Fund as of May 31, 2001. The Board determined that because of the small asset size of the Fund and the costs involved, it was in the best interests of the shareholders to cease operations. Sales of new shares were discontinued as of April 23, 2001. Eastern Point Advisors is a Delaware Business Trust. Eastern Point Advisors, Inc., a subsidiary of the Company, was the investment advisor to Investors Capital Internet and Technology Fund.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

     The following table presents information about each of our executive officers and directors. All directors hold office until the next annual meeting of stockholders or until successors have been duly elected and qualified. There are no arrangements or understandings between any director and any other person pursuant to which he or she was selected as a director.


NAME                                   AGE POSITION(S) HELD                                                    DIRECTOR SINCE
Theodore E. Charles..............       59 President, Chairman of the Board, Chief Executive Officer, and      July 1995
                                           Director
Timothy B. Murphy................       37 Executive Vice President, Treasurer, Chief Financial Officer, and   July 1995
                                           Director
C. David Weller..................       46 Vice President, General Counsel, and Assistant Secretary                   --
Janice M. Charles................       51 Secretary                                                                  --
David R. Smith...................       41 Director                                                            March 2000
Stephen Parker...................       69 Director                                                            March 2001
James F. Twaddell................       64 Director                                                            April 2001
C. Troy Shaver, Jr...............       56 Director                                                            December 2001


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

     STEPHEN PARKER was formerly a vice president of Allmerica Financial, a Fortune 500 financial services firm located in Worcester, Massachusetts. He was also president of Allmerica Investment Management Company (AIMCO), the Registered Investment Advisory Company (RIA). Prior to joining Allmerica Investments, Mr. Parker was chairman and chief executive officer of Freedom Capital Management, a subsidiary of John Hancock, with $2.7 billion under management including 12 mutual funds. Mr. Parker has held positions of president and CEO of Interact Management, Inc., an affiliate of the Colonial Group; and Moseley Securities, a regional brokerage firm. Mr. Parker has been a director of the Securities Industry Association (SIA), has served on many committees, and has all series of Securities Registrations. He is a graduate of Harvard University, with a B.A. in Economics.

     JAMES F. TWADDELL was a member of the corporate finance team of Schneider Securities, an active underwriter of small and medium sized companies. He is also Chairman of the Trainer Wortham First Mutual Fund. Mr. Twaddell is the former Chairman and Director of the National Investment Bankers Association
(NIBA). He is also a former member of the National Association of Securities Dealers (NASD) Business District committee. Prior to entering the financial services industry, Mr. Twaddell served in the foreign service office of the U.S. State Department. He has served on the board of directors of numerous public companies. He is a 1961 graduate of Brown University with a B.A. in American Civilization.

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

ITEM 11. Executive Compensation.

         The information required by Item 11 is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information required by Item 12 is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

         The information required by Item 13 is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14. Controls and Procedures.

     Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) Exhibits.


     Exhibit
     Number                                                              Description
     --------                                                            -----------
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



     Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, LTD., 230 Broadway East, Lynnfield, MA 01940-2320.

(b) Reports on Form 8-K.

     There were no reports on Form 8-K required to be filed during the fourth quarter of Fiscal 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INVESTORS CAPITAL HOLDINGS, LTD.

                          By:                   /s/ Timothy B. Murphy
                                                ------------------------------
                                                Chief Financial Officer
                          Date:                 June 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                                            TITLE                                   DATE
               ---------                                            -----                                   ----

/s/ Theodore E. Charles                  Chairman, President, Chief Executive Officer and Director     June 30, 2003
---------------------------------------- (Principal Executive Officer)
Theodore E. Charles                      President and Director



/s/ Timothy B. Murphy                    Executive Vice President, Treasurer, Chief Financial          June 30, 2003
---------------------------------------- Officer and Director (Principal Financial and Accounting
Timothy B. Murphy                        Officer)


/s/ David R. Smith                       Director                                                      June 30, 2003
----------------------------------------
David R. Smith

/s/ Stephen Parker                       Director                                                      June 30, 2003
----------------------------------------
Stephen Parker

/s/ James F. Twaddell                    Director                                                      June 30, 2003
----------------------------------------
James F. Twaddell

/s/ C. Troy Shaver, Jr.                  Director                                                      June 30, 2003
----------------------------------------
C. Troy Shaver, Jr.


                                  CERTIFICATION

I, Theodore E. Charles, certify that:

1. I have reviewed this annual report on Form 10-K of Investors Capital Holdings, Ltd.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

By: /s/ Theodore  E. Charles
---------------------------------------
Theodore E. Charles
Chairman, President and
 Chief Executive Officer and Director

                                  CERTIFICATION

I, Timothy B. Murphy, certify that:

1. I have reviewed this annual report on Form 10-K of Investors Capital Holdings, Ltd.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

By: /s/ Timothy B. Murphy
-------------------------------------
Timothy B. Murphy
Executive Vice President, Treasurer,
 Chief Financial Officer and Director