Form 10-Q
period 2003-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2003-08-14
CIK 1001871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

Number of shares outstanding of our only class of common stock as of August 14, 2003:

                                    5,717,380

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                             June 30,            March 31,
                                                                               2003                 2003
                                                                         -----------------     ---------------
                                                                           (Unaudited)

Assets

     Cash and cash equivalents.......................................     $7,101,696            $7,088,659
     Investments in available-for-sale securities....................         47,540                42,195
     Marketable securities, at market value..........................         49,947               132,471
     Securities not readily marketable, at estimated fair value......         47,500                47,500
     Investment in unconsolidated affiliate..........................         76,201                64,495
     Deposit with clearing organization, restricted..................        175,000               175,000
     Accounts receivable.............................................      1,824,654             1,946,565
     Loans receivable from registered representatives................         55,662                95,389
     Receivables from officers.......................................         95,169               104,088
     Prepaid expenses................................................        184,782               195,702
     Property and equipment, net.....................................        534,551               525,174
     Income taxes receivable.........................................        113,292                60,113
     Other assets....................................................        157,062               165,589
                                                                         -----------------     ---------------


          TOTAL ASSETS...............................................    $10,463,056           $10,642,940
                                                                         =================     ===============

            See Notes to Condensed Consolidated Financial Statements.


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONTINUED)



                                                                             June 30,             March 31,
                                                                               2003                 2003
                                                                         -----------------     ----------------
                                                                           (Unaudited)


Liabilities and Stockholders' Equity

Liabilities:
     Notes payable...................................................    $    29,174           $    62,101
     NASD settlement payable.........................................        187,500               250,000
     Commissions payable.............................................      1,235,336             1,130,539
     Accounts payable................................................        413,727               438,572
     Accrued expenses................................................        353,990               377,783
     Deferred income tax liability, net..............................         33,184                28,032
     Securities sold, not yet purchased, at market value.............         10,336               107,273
                                                                         -----------------     ----------------

          Total liabilities..........................................      2,263,247             2,394,300
                                                                         -----------------     ----------------

Stockholders' Equity:

     Common stock, $.01 par value, authorized 10,000,000
        shares; issued 5,721,265 shares at June 30, 2003 and
        March 31, 2003; outstanding 5,717,380 shares at
        June 30, 2003 and March 31, 2003.............................         57,213                57,213
     Additional paid-in capital......................................      8,198,558             8,169,292
     (Deficit) Retained earnings ....................................        (29,185)               54,257
     Treasury stock, at cost (3,885 shares)..........................        (30,135)              (30,135)
     Accumulated other comprehensive income (loss)...................          3,358                (1,987)
                                                                         -----------------     ----------------

            Total stockholders' equity...............................      8,199,809             8,248,640
                                                                         -----------------     ----------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY...............................................    $10,463,056           $10,642,940
                                                                         =================     ================





            See Notes to Condensed Consolidated Financial Statements.


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                     -------------------------------------
                                                                                          2003                 2002
                                                                                     ---------------      ----------------


  Commission and advisory fee income.................................                $9,639,281           $9,304,759
  Cost of commission and advisory fees...............................                 8,094,941            7,680,318
                                                                                     ---------------      ----------------

  Gross profit.......................................................                 1,544,340            1,624,441
                                                                                     ---------------      ----------------

  Selling and administrative expenses:
     Administrative..................................................                 1,512,508            1,178,177
     Selling.........................................................                   219,194              202,028
                                                                                     ---------------      ----------------

         Total selling and administrative expenses...................                 1,731,702            1,380,205
                                                                                     ---------------      ----------------

  Operating (loss) income............................................                  (187,362)             244,236
                                                                                     ---------------      ----------------

  Other income (expense):
     Interest income.................................................                    79,216               63,660
     Interest expense................................................                    (6,029)              (2,980)
     Other income (expense)..........................................                    11,706               (6,785)
                                                                                     ---------------      ----------------

          Net other income...........................................                    84,893               53,895
                                                                                     ---------------      ----------------

  (Loss) income before taxes.........................................                  (102,469)             298,131
  (Benefit) provision for income taxes...............................                   (19,027)             128,332
                                                                                     ---------------      ----------------

  Net (loss) income .................................................                $  (83,442)          $  169,799
                                                                                     ===============      ================


Basic and diluted earnings per common share:
     Net income......................................................                $     (.01)          $      .03

Share data:

Weighted average shares used in basic earnings
     per common share calculations...................................                 5,717,380            5,717,380

Plus:  Incremental shares from assumed conversion of stock options                            -               73,077
                                                                                     ---------------      ----------------

Weighted average shares used in diluted earnings
     per common share calculations...................................                 5,717,380            5,790,457
                                                                                     ===============      ================

            See Notes to Condensed Consolidated Financial Statements.



                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)



                                                                                                           Accumulated
                                                                         Additional  Retained                 Other
                                                    Common     Stock      Paid-In    Earnings    Treasury Comprehensive
                                                  ----------- ---------   Capital    (Deficit)    Stock   Income (Loss)  Total
                                                    Shares      Amount
                                                  -----------------------------------------------------------------------------

      Balance at April 1, 2002...................  5,721,265    $57,213  $8,135,347  $(61,634)  $(30,135)  $(43,725) $8,057,066

      Comprehensive income:

             Net income..........................                                     169,799

             Net unrealized loss on securities...                                                            (8,467)

                  Comprehensive income...........                                                                       161,332
                                                  -----------------------------------------------------------------------------

        Balance at June 30, 2002.................  5,721,265    $57,213  $8,135,347  $108,165   $(30,135)  $(52,192) $8,218,398
                                                  =============================================================================

     Balance at April 1, 2003...................   5,721,265    $57,213  $8,169,292   $54,257   $(30,135)  $ (1,987) $8,248,640

     Stock based compensation...................                             29,266                                      29,266

     Comprehensive loss:

             Net loss............................                                     (83,442)

             Net unrealized gain on securities...                                                             5,345

                  Comprehensive loss.............                                                                      (78,097)
                                                  -----------------------------------------------------------------------------

        Balance at June 30, 2003.................  5,721,265    $57,213  $8,198,558  $(29,185)  $(30,135)  $  3,358  $8,199,809
                                                  =============================================================================


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                Three Months Ended
                                                                                                      June 30,
                                                                                    ---------------------------------------
                                                                                          2003                  2002
                                                                                    -----------------     -----------------


Cash flows from operating activities:
       Net (loss) income............................................................      $(83,442)              $169,799
       Adjustments to reconcile net (loss) income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization............................................        33,633                 29,124
           Change in deferred taxes.................................................         5,152                   (370)
           Stock option compensation................................................        29,266                      -
           Change in marketable securities..........................................        82,524                (39,184)
           Unrealized (gain) loss on investment in unconsolidated affiliates........       (11,706)                 6,785
           Decrease (increase) in accounts receivable...............................       121,911               (542,041)
           Decrease in receivables from officers, prepaid expenses and other assets         28,366                 23,450
           Increase in income taxes receivable.....................................        (53,179)                     -
           Increase in taxes payable...............................................              -                (86,248)
           (Decrease) increase in accounts payable and other liabilities...........       (121,782)               200,154
           (Decrease) increase in accrued expenses.................................        (23,793)               178,870
           Increase in commissions payable.........................................        104,797                 55,574
                                                                                    -----------------     -----------------

               Net cash provided by (used in) operating activities.................        111,747                (4,087)
                                                                                    -----------------     -----------------

Cash flows from investing activities:
       Purchases of property and equipment.........................................        (43,010)               (4,187)
       Decrease in loans receivable from registered representatives................         39,727                20,883
                                                                                    -----------------     -----------------

              Net cash (used in) provided by investing activities..................         (3,283)               16,696
                                                                                    -----------------     -----------------


            See Notes to Condensed Consolidated Financial Statements.




                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                   (UNAUDITED)


                                                                                          Three Months Ended
                                                                                               June 30,
                                                                               ------------------------------------------
                                                                                      2003                   2002
                                                                               -------------------     ------------------

Cash flows from financing activities:
       Payments on notes payable and NASD settlement....................           (95,427)                (28,436)
                                                                               -------------------     ------------------

              Net cash used in financing activities.....................           (95,427)                (28,436)
                                                                               -------------------     ------------------

Net increase (decrease) in cash and cash equivalents....................            13,037                 (15,827)

Cash and cash equivalents, beginning of period..........................         7,088,659               6,337,445
                                                                               -------------------     ------------------

Cash and cash equivalents, end of period................................        $7,101,696              $6,321,618
                                                                               ===================     ==================

Supplemental disclosures of cash flow information:
     Interest paid......................................................        $    6,029              $    2,980
                                                                               ===================     ==================
     Income taxes paid..................................................        $   29,050              $  214,950
                                                                               ===================     ==================
     Transfer of security to securities not readily marketable from
           receivable from officers.....................................        $        -              $   30,000
                                                                               ===================     ==================

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                         ..
 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month period ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of March 31, 2003 included in the Company's Form 10-K for the year ended March 31, 2003 filed with the Securities and Exchange Commission.

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

    Recent Accounting Pronouncements

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

         Segment data presented includes the allocation of all corporate overhead to each segment. Inter-segment revenue and expense, and receivables and payables, are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:

                                                                       Three Months Ended
                                                                            June 30,
                                                                ----------------------------------
                                                                    2003               2002
                                                                -------------     ----------------

         Non-interest revenues:
             ICC...............................                   $9,106,723        $8,642,579
             EPA...............................                      532,558           662,180
                                                                -------------     ----------------

                  Total........................                   $9,639,281        $9,304,759
                                                                =============     ================

         Revenues from transactions with other operating
         segments:
             ICC...............................                   $  164,810        $  105,467
             EPA...............................                       70,633            45,200
             Intersegment elimination..........                     (235,443)         (150,667)
                                                                -------------     ----------------

                  Total........................                   $        -        $        -
                                                                =============     ================

         Interest income:
             ICC...............................                   $   42,013        $   35,298
             ICH...............................                       37,203            28,362
                                                                -------------     ----------------

                  Total........................                   $   79,216        $   63,660
                                                                =============     ================

         Depreciation and amortization expense:
             ICC...............................                   $   31,902        $   27,579
             EPA...............................                        1,731             1,545
                                                                -------------     ----------------

                  Total........................                   $   33,633        $   29,124
                                                                =============     ================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.  SEGMENT INFORMATION (Continued)

                                                                      Three Months Ended
                                                                           June 30,
                                                           -----------------------------------
                                                                2003                 2002
                                                           ----------------     --------------

         Income tax expense (benefit):
             ICC...............................                $(4,114)             $128,474
             EPA...............................                (50,317)                5,017
             ICH...............................                 35,404                (5,159)
                                                           ----------------     --------------

                  Total........................               $(19,027)             $128,332
                                                           ================     ==============


         Income (loss):
             ICC...............................               $143,673              $285,380
             EPA...............................                 (4,747)               51,835
             ICH...............................               (222,368)             (167,416)
                                                           ----------------     --------------

                  Total........................               $(83,442)             $169,799
                                                           ================     ==============

         Period end total assets:
             ICC...............................            $ 4,444,145           $ 4,615,346
             EPA...............................                583,478               651,224
             ICH...............................              5,435,433             5,329,208
                                                           ----------------     --------------

                  Total........................            $10,463,056           $10,595,778
                                                           ================     ==============


 ITEM 2.      Management's Discussion and Analysis

         Management's discussion and analysis reviews our consolidated financial condition as of June 30, 2003 and March 31, 2003, the consolidated results of operations for the three months ended June 30, 2003 and 2002 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in the Form 10-Q.

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

Critical Accounting Policies

         The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material effect on the condensed consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

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

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

          The Company had a consolidated operating loss of $187,362 for the three months ended June 30, 2003 as compared to consolidated operating income of $244,236 for the three months ended June 30, 2002. This decrease in consolidated operating income of $431,598, or 176.7%, after the elimination of all inter-company revenues and expenses, was attributable to a $279,420 decrease in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC), a $111,916 decrease in operating income provided by the Company's subsidiary Eastern Point Advisors (EPA) and a $40,262 decrease in operating income provided by Investors Capital Holdings, Ltd (ICH), on a stand-alone basis. All of these decreases in operating income were driven by increases in selling and administrative expenses.

          Consolidated commissions and advisory fee income of $9,639,281 for the three months ended June 30, 2003 increased by $334,522, or 3.6%, as compared to consolidated commissions and advisory fee income of $9,304,759 for the three months ended June 30, 2002. This increase in gross revenues, after the elimination of all inter-company revenues and expenses, was attributable to a $464,144 increase in revenues provided by ICC and a $129,622 decrease in advisory fee income provided by EPA. The $464,144 increase in revenues provided by ICC was mainly attributable to a $486,877 increase in revenues generated from our brokerage business. Offsetting this increase was a net decrease of $22,733 generated from miscellaneous items. The $129,622 decrease in advisory fee income generated by EPA was mainly the result of a reduction in the value of assets under management.

          Consolidated commissions and advisory fee expense of $8,094,941 for the three months ended June 30, 2003 increased by $414,623, or 5.4%, as compared to consolidated commissions and advisory fee expense of $7,680,318 for the three months ended June 30, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $485,045 increase in commission expense incurred by ICC and a $70,422 decrease in advisory fee expense incurred by EPA. The increase in commission expense was the result of the increase in gross revenues above, as well as an increase in the average payout percentage over the same period last year.

          Consolidated administrative expenses of $1,512,508 for the three months ended June 30, 2003 increased by $334,331, or 28.4%, as compared to consolidated administrative expenses of $1,178,177 for the three months ended June 30, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $239,689 increase in administrative expenses incurred by ICC, a $54,295 increase in administrative expenses incurred by EPA and a $40,347 increase in administrative expenses incurred by ICH. The increase of $239,689 in administrative expenses incurred by ICC was driven by an increase of $99,622 in salaries and wages. Legal expense increased by $55,073 due to the use of outside legal counsel. The remaining $84,994 increase was associated with various other expenses incurred to generate the increase in gross revenues. The $54,295 increase incurred by EPA was also driven by an increase of $59,502 in salaries and wages. The offsetting decrease of $5,207 was generated from various other expenses. The $40,347 increase from ICH was driven by an increase of $29,266 for stock option expense and a $17,893 increase in life insurance expense, as these expenses were not incurred during the same period last year. The offsetting $6,812 decrease was attributable to various other decreases in expenses.

          Consolidated selling expenses of $219,194 for the three months ended June 30, 2003 increased by $17,166, or 8.5%, as compared to consolidated selling expenses of $202,028 for the three months ended June 30, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to an $18,830 increase in selling expenses incurred by ICC, a $1,579 decrease in selling expenses incurred by EPA and an $85 decrease in selling expenses incurred by ICH.

          The Company had a consolidated income tax benefit of $19,027 for the three months ended June 30, 2003 as compared to consolidated income taxes of $128,332 for the three months ended June 30, 2002. This decrease of $147,359, or 114.8%, in income taxes was attributable to the Company's decline in profitability from the same period last year.

          The Company had a consolidated net loss of $83,442 for the three months ended June 30, 2003 as compared to consolidated net income of $169,799 for the three months ended June 30, 2002. This $253,241, or 149.1%, decrease in net earnings, after the elimination of all inter-company revenues and expenses, was attributable to a $141,707 decrease in net income provided by ICC, a $56,582 decrease in net income provided by EPA and a $54,952 decrease in net income provided by ICH. All of these decreases were mainly attributable to increases in selling and administrative expenses as explained above.

Liquidity and Capital Resources

         We believe that return on equity is primarily based on the use of capital in an efficient manner. Historically, we have financed our operations primarily through an initial public offering, private equity and internally generated cash flow and not by incurring debt.

         As of June 30, 2003, cash and cash equivalents totaled $7,101,696 as compared to $7,088,659 as of March 31, 2003. Working capital as of June 30, 2003 was $7,638,005 as compared to $7,702,618 as of March 31, 2003.

         As of June 30, 2003, our net capital ratio for the broker-dealer was
2.07 to 1 as compared to 1.69 to 1 as of June 30, 2002. The SEC requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of June 30, 2003, we had net capital of $1,151,900 as compared to net capital of $1,365,214 as of June 30, 2002. This resulted in excess net capital of $992,991 and $1,210,953, respectively, for the applicable periods.

         Net cash provided by operating activities was $111,747 for the three months ended June 30, 2003 as compared to net cash used in operating activities of $4,087 for the three months ended June 30, 2002. This increase in cash flow provided by operating activities was driven by decreasing receivables resulting from timing differences in the collection of revenues from our brokerage business.

         Net cash used in investing activities was $3,283 for the three months ended June 30, 2003 as compared to net cash provided by investing activities of $16,696 for the three months ended June 30, 2002. This decrease in cash flow from investing activities mainly resulted from an increase in spending on plant, property and equipment as compared to the same period last year.

         Net cash used in financing activities was $95,427 for the three months ended June 30, 2003 as compared to $28,436 for the three months ended June 30, 2002. This increase in cash flow used in financing activities was driven by a settlement agreement between the Company and the NASD, which included the incurrence of a note payable to the NASD.

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

Regulatory and Legal Risk

         Regulatory and legal risk includes non-compliance with applicable legal and regulatory requirements and the risk of a large number of customer claims that could result in adverse judgments against the Company. The Company is subject to extensive regulation in all jurisdictions in which it operates. In this regard, the Company has instituted comprehensive procedures to address issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record keeping.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Market Risk" of this Form 10-Q.

ITEM 4.       CONTROLS AND PROCEDURES

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

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     The Company operates in a highly litigious and regulated business and, as such, is a defendant or codefendant in various lawsuits and arbitrations incidental to its securities business. The Company is vigorously contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainties routine in these matters. Currently, there are a total of thirteen lawsuits and/or arbitrations filed against the Company seeking a total of approximately $2.0 million. For the majority of claims, the Company's errors and omissions (E&O) policy limits the maximum exposure in any one case to $75,000, and in certain of these cases, the Company has the contractual right to seek indemnity from related parties. As such, Management, in consultation with counsel, believes that resolution of all such litigation is not expected to have a material adverse effect on the consolidated financial results of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INVESTORS CAPITAL HOLDINGS, LTD.

                            By: /s/ Timothy B. Murphy
                                ----------------------
                                Chief Financial Officer


                          Date: August 14, 2003

                                  CERTIFICATION
                                  -------------

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

Date: August 14, 2003

By: /s/ THEODORE  E. CHARLES
----------------------------
Theodore E. Charles
Chief Executive Officer

                                  CERTIFICATION
                                  -------------

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

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: August 14, 2003

By: /s/ TIMOTHY B. MURPHY
-------------------------
Timothy B. Murphy
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

         In connection with the quarterly report on Form 10-Q of Investors Capital Holdings, Ltd. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Theodore E. Charles, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.





Date:    August 14, 2003            By:  /s/ Theodore E. Charles
                                         -----------------------
                                           Theodore E. Charles
                                           Chief Executive Officer

                                  CERTIFICATION
                                  -------------


         In connection with the quarterly report on Form 10-Q of Investors Capital Holdings, Ltd. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Timothy B. Murphy, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

          (2) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.





Date:    August 14, 2003                     By:  /s/ Timothy B. Murphy
                                                  ----------------------
                                                  Timothy B. Murphy
                                                  Chief Financial Officer