Form 10-Q
period 2003-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2003-11-14
CIK 1001871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003


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

Number of shares outstanding of our only class of common stock as of November 14, 2003:

                  5,717,380


PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                           INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                          September 30,          March 31,
                                                                               2003                 2003
                                                                         -----------------     ---------------
                                                                           (Unaudited)

Assets
     Cash and cash equivalents.......................................     $7,470,048            $7,088,659
     Accounts receivable.............................................      2,650,801             1,946,565
     Property and equipment, net.....................................        517,931               525,174
     Deposit with clearing organization, restricted..................        175,000               175,000
     Other assets....................................................        114,792               165,589
     Prepaid expenses................................................        114,699               195,702
     Receivables from officers.......................................         80,995               104,088
     Investment in unconsolidated affiliate..........................         78,513                64,495
     Investments in available-for-sale securities....................         48,770                42,195
     Securities not readily marketable, at estimated fair value......         47,500                47,500
     Loans receivable from registered representatives................         42,808                95,389
     Marketable securities, at market value..........................         29,730               132,471
     Income taxes receivable.........................................              -                60,113
                                                                         -----------------     ---------------
          TOTAL ASSETS...............................................    $11,371,587           $10,642,940
                                                                         =================     ===============


            See Notes to Condensed Consolidated Financial Statements.



                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONTINUED)



                                                                          September 30,           March 31,
                                                                               2003                 2003
                                                                         -----------------     ----------------
                                                                           (Unaudited)

Liabilities and Stockholders' Equity

Liabilities:
     Commissions payable.............................................    $ 1,511,206           $ 1,130,539
     Accrued expenses................................................        522,218               377,783
     Accounts payable................................................        425,893               438,572
     NASD settlement payable.........................................        173,809               250,000
     Securities sold, not yet purchased, at market value.............        123,440               107,273
     Income taxes payable............................................         53,458                     -
     Deferred income tax liability, net..............................         31,448                28,032
     Notes payable...................................................          7,895                62,101
                                                                         -----------------     ----------------

          Total liabilities..........................................      2,849,367             2,394,300
                                                                         -----------------     ----------------

Stockholders' Equity:

     Common stock, $.01 par value, 10,000,000 shares authorized;
        5,721,265 shares issued at September 30, 2003 and March 31,
        2003; 5,717,380 shares outstanding at September 30, 2003 and
        March 31, 2003...............................................         57,213                57,213
     Additional paid-in capital......................................      8,249,934             8,169,292
     Retained earnings ..............................................        240,620                54,257
     Treasury stock, at cost, 3,885 shares...........................        (30,135)              (30,135)
     Accumulated other comprehensive income (loss)...................          4,588                (1,987)
                                                                         -----------------     ----------------

            Total stockholders' equity...............................      8,522,220             8,248,640
                                                                         -----------------     ----------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY...............................................    $11,371,587           $10,642,940
                                                                         =================     ================

            See Notes to Condensed Consolidated Financial Statements.



                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                              Three Months Ended
                                                                                                September 30,
                                                                                     ---------------      ----------------
                                                                                          2003                 2002
                                                                                     ---------------      ----------------
  Commissions and advisory fee income................................                $11,368,848          $8,192,633
  Commissions and advisory fees......................................                9,044,889            6,693,999
                                                                                     ---------------      ----------------

  Gross profit.......................................................                2,323,959            1,498,634
                                                                                     ---------------      ----------------

  Administrative and selling expenses:
     Administrative..................................................                1,693,703            1,266,889
     Selling.........................................................                 226,819              159,653
                                                                                     ---------------      ----------------

         Total administrative and selling expenses...................                1,920,522            1,426,542
                                                                                     ---------------      ----------------

  Operating income...................................................                 403,437               72,092
                                                                                     ---------------      ----------------

  Other income (expense):
     Interest income.................................................                  79,322               82,939
     Interest expense................................................                  (4,001)              (1,414)
     Other income (expense)..........................................                   2,311              (62,591)
                                                                                     ---------------      ----------------

          Net other income...........................................                  77,632               18,934
                                                                                     ---------------      ----------------

  Income before taxes................................................                 481,069               91,026
  Provision for income taxes.........................................                 211,264               67,059
                                                                                     ---------------      ----------------

  Net income ........................................................                  $269,805             $23,967
                                                                                     ===============      ================


Basic and diluted earnings per common share:
     Net income......................................................                       $.05                $-

Share data:

Weighted average shares used in basic earnings
     per common share ...............................................                5,717,380            5,717,380

Plus:  Effect of dilutive stock options..............................                 144,339               73,469
                                                                                     ---------------      ----------------

Weighted average shares used in diluted earnings
     per common share ...............................................                5,861,719            5,790,849

                                                                                     ===============      ================

                                       See Notes to Condensed Consolidated Financial Statements.



                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                               Six Months Ended
                                                                                                September 30,
                                                                                     -------------------------------------
                                                                                          2003                 2002
                                                                                     ---------------      ----------------
  Commissions and advisory fee income................................                $21,008,129          $17,497,392
  Commissions and advisory fees......................................                17,139,830           14,374,317
                                                                                     ---------------      ----------------

  Gross profit.......................................................                3,868,299            3,123,075
                                                                                     ---------------      ----------------

  Administrative and selling expenses:
     Administrative..................................................                3,206,211            2,445,066
     Selling.........................................................                 446,013              361,681
                                                                                     ---------------      ----------------

         Total administrative and selling expenses...................                3,652,224            2,806,747
                                                                                     ---------------      ----------------

  Operating income...................................................                 216,075              316,328
                                                                                     ---------------      ----------------

  Other income (expense):
     Interest income.................................................                 158,538              146,599
     Interest expense................................................                 (10,030)              (4,394)
     Other income (expense)..........................................                  14,017              (69,376)
                                                                                     ---------------      ----------------

          Net other income...........................................                 162,525               72,829
                                                                                     ---------------      ----------------

  Income before taxes................................................                 378,600              389,157
  Provision for income taxes.........................................                 192,237              195,391
                                                                                     ---------------      ----------------

  Net income ........................................................                  $186,363             $193,766
                                                                                     ===============      ================


Basic and diluted earnings per common share:
     Net income......................................................                      $ .03                $ .03

Share data:

Weighted average shares used in basic earnings
     per common share ...............................................                5,717,380            5,717,380

Plus:  Effect of dilutive stock options..............................                 126,180               73,469
                                                                                     ---------------      ----------------

Weighted average shares used in diluted earnings
     per common share ...............................................                5,843,560            5,790,849
                                                                                     ===============      ================

                                       See Notes to Condensed Consolidated Financial Statements.



                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' equity

                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)




                                                                                             Accumulated
                                     Common    Stock    Additional  Retained                 Other
                                    --------- -------   Paid-In     Earnings      Treasury   Comprehensive
                                     Shares    Amount   Capital     (Deficit)     Stock      (Loss)        Total
                                    --------- --------- ---------- ------------- ----------  ------------ ---------
  Balance at July 1, 2002           5,721,265  $57,213  $8,135,347   $108,165     $(30,135)  $(52,192)   $8,218,398

   Stock based compensation                                  7,100                                            7,100

 Comprehensive income:

  Net income                                                           23,967

  Net unrealized gain on securities                                                            48,881

  Comprehensive income                                                                                       72,848
                                    -------------------------------------------------------------------------------

    Balance at September 30, 2002   5,721,265  $57,213  $8,142,447   $132,132     $(30,135)   $(3,311)   $8,298,346
                                    ===============================================================================

  Balance at July 1, 2003           5,721,265  $57,213  $8,198,558   $(29,185)    $(30,135)    $3,358    $8,199,809

 Stock based compensation                                   51,376                                           51,376

  Comprehensive income:

    Net income                                                        269,805

    Net unrealized gain on securities                                                           1,230

    Comprehensive income.                                                                                   271,035
                                    -------------------------------------------------------------------------------

    Balance at September 30, 2003   5,721,265  $57,213  $8,249,934   $240,620     $(30,135)    $4,588    $8,522,220
                                    ===============================================================================


                                       See Notes to Condensed Consolidated Financial Statements.

                                           INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                              (UNAUDITED)


                                                                                             Accumulated
                                     Common    Stock    Additional  Retained                 Other
                                    --------- -------   Paid-In     Earnings      Treasury   Comprehensive
                                     Shares    Amount   Capital     (Deficit)     Stock      (Loss)        Total
                                    --------- --------- ---------- ------------- ----------  ------------ ---------
Balance at April 1, 2002            5,721,265  $57,213  $8,135,347   $(61,634)   $ (30,135)  $(43,725)   $8,057,066

  Stock based compensation                                   7,100                                            7,100

omprehensive income:

       Net income                                                     193,766

       Net unrealized gain on securities                                                       40,414

            Comprehensive income                                                                            234,180
                                    -------------------------------------------------------------------------------

  Balance at September 30, 2002     5,721,265  $57,213  $8,142,447   $132,132     $(30,135)  $ (3,311)   $8,298,346
                                    ===============================================================================

Balance at April 1, 2003            5,721,265  $57,213  $8,169,292    $54,257     $(30,135)   $(1,987)   $8,248,640

tock based compensation                                     80,642                                           80,642

Comprehensive income:

       Net income                                                     186,363

       Net unrealized gain on securities                                                        6,575

            Comprehensive income                                                                            192,938
                                    -------------------------------------------------------------------------------

  Balance at September 30, 2003     5,721,265  $57,213  $8,249,934   $240,620     $(30,135)    $4,588    $8,522,220
                                    ===============================================================================

                                       See Notes to Condensed Consolidated Financial Statements.



                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                             Six Months Ended
                                                                                              September 30,
                                                                                  ---------------------------------------
                                                                                        2003                  2002
                                                                                  -----------------     -----------------
Cash flows from operating activities:
       Net income.......................................................                $186,363              $193,766
     Adjustments to reconcile net income to net cash
        provided by operating activities:
             Depreciation and amortization..............................                  67,382                56,141
             Realized loss on securities................................                       -                55,834
           Change in deferred taxes.....................................                   3,416               (10,432)
           Stock option compensation....................................                  80,642                 7,100
           Change in marketable securities..............................                 102,741               (23,777)
           Unrealized gain on investments...............................                       -                (7,500)
           Unrealized (gain) loss on investment in unconsolidated affiliates             (14,018)               23,114
           Increase in accounts receivable..............................                (704,236)             (283,139)
           Decrease in prepaid expenses and other assets................                 154,893                41,126
           Decrease in income taxes receivable..........................                  60,113                     -
           Increase (decrease) in income taxes payable..................                  53,458               (23,127)
           Increase (decrease) in accounts payable and other liabilities                   3,488              (132,978)
           Increase in accrued expenses.................................                 144,435               238,199
           Increase in commissions payable..............................                 380,667                31,985
                                                                                  -----------------     -----------------

               Net cash provided by operating activities................                 519,344               166,312
                                                                                  -----------------     -----------------

Cash flows from investing activities:
       Purchases of property and equipment..............................                 (60,139)              (19,894)
       Decrease in loans receivable from registered representatives.....                  52,581                64,470
                                                                                  -----------------     -----------------

              Net cash (used in) provided by investing activities.......                  (7,558)               44,576
                                                                                  -----------------     -----------------

                                       See Notes to Condensed Consolidated Financial Statements.



                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                   (UNAUDITED)

                                                                                           Six Months Ended
                                                                                             September 30,
                                                                               ------------------------------------------
                                                                                      2003                   2002
                                                                               -------------------     ------------------
Cash flows from financing activities:
       Payments on notes payable and NASD settlement....................        $ (130,397)             $  (68,954)
                                                                               -------------------     ------------------

              Net cash used in financing activities.....................          (130,397)                (68,954)
                                                                               -------------------     ------------------

Net increase in cash and cash equivalents...............................           381,389                 141,934

Cash and cash equivalents, beginning of period..........................         7,088,659               6,337,445
                                                                               -------------------     ------------------

Cash and cash equivalents, end of period................................        $7,470,048              $6,479,379
                                                                               ===================     ==================

Supplemental disclosures of cash flow information:
     Interest paid......................................................           $10,030                  $4,394
                                                                               ===================     ==================
     Income taxes paid..................................................           $75,300                $228,950
                                                                               ===================     ==================
     Transfer of security to securities not readily marketable from
           receivable from  officers.....................................          $     -                 $30,000
                                                                               ===================     ==================

                                       See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Incorporated in July of 1995, Investors Capital Holdings, Ltd. ("ICH") is a financial services holding company that operates through its three subsidiaries, Investors Capital Corporation, Eastern Point Advisors and ICC Insurance Agency, Inc. in two segments of the financial services industry. These two segments provide for the offering of (1) services related to corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities, variable life insurance, market information, internet online trading and portfolio tracking and records management and (2) financial planning services, investment advisory and asset management services, along with the management of a retail mutual fund. These products and services are offered primarily through our network of independent registered representatives throughout the United States.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ICH have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three and six month periods ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of March 31, 2003 included in the Company's Form 10-K for the year ended March 31, 2003 filed with the Securities and Exchange Commission.

     Significant Accounting Policies

     The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in the Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2003. The Company had made no changes to these policies during this quarter.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.   SEGMENT INFORMATION

     The Company's reportable segments include investment services offered through Investors Capital Corporation ("ICC") and asset management services offered through Eastern Point Advisors, Inc. ("EPA"). This investment services segment includes securities, insurance, financial planning and related services. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generate recurring annual revenue from fees received on the management of customer accounts. EPA provides asset management and portfolio design services to a mutual fund and a variety of investors.

     Segment data presented includes the allocation of all corporate overhead to each segment. Inter-segment revenue and expense, and receivables and payables, are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:

                                                                        Three Months Ended
                                                                          September 30,
                                                                -----------------------------------
                                                                     2003                2002
                                                                ---------------     ---------------
         Non-interest revenues:
             ICC...............................                   $10,732,366         $7,602,650
             EPA...............................                       636,482            589,983
                                                                ---------------     ---------------

                  Total........................                   $11,368,848         $8,192,633
                                                                ===============     ===============

         Revenues  from   transactions  with  other  operating
         segments:
             ICC...............................                      $193,822           $173,915
             EPA...............................                        83,067             74,535
             Intersegment elimination..........                      (276,889)          (248,450)
                                                                ---------------     ---------------

                  Total........................                      $      -           $      -
                                                                ===============     ===============

         Interest income:
             ICC...............................                       $41,516            $41,599
             ICH...............................                        37,806             41,340
                                                                ---------------     ---------------

                  Total........................                       $79,322            $82,939
                                                                ===============     ===============

         Depreciation and amortization expense:
             ICC...............................                       $32,019            $25,471
             EPA...............................                         1,730              1,546
                                                                ---------------     ---------------

                  Total........................                       $33,749            $27,017
                                                                ===============     ===============






                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.  SEGMENT INFORMATION (Continued)

                                                                      Three Months Ended
                                                                        September 30,
                                                             -------------------------------------
                                                                  2003                 2002
                                                             ----------------     ----------------
         Income tax expense (benefit):
             ICC...............................                   $244,195             $63,659
             EPA...............................                    (71,000)            (28,042)
             ICH...............................                     38,069              31,442
                                                             ----------------     ----------------

                  Total........................                   $211,264             $67,059
                                                             ================     ================


         Income (loss):
             ICC...............................                    $540,668           $210,734
             EPA...............................                       3,547             32,438
             ICH...............................                    (274,410)          (219,205)
                                                             ----------------     ----------------

                  Total........................                    $269,805             $23,967
                                                             ================     ================



                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.  SEGMENT INFORMATION (Continued)

                                                                         Six Months Ended
                                                                          September 30,
                                                                -----------------------------------
                                                                     2003                2002
                                                                ---------------     ---------------
         Non-interest revenues:
             ICC...............................                    $19,839,089       $16,245,229
             EPA...............................                      1,169,040         1,252,163
                                                                ---------------     ---------------

                  Total........................                    $21,008,129        $17,497,392
                                                                ===============     ===============

         Revenues  from   transactions  with  other  operating
         segments:
             ICC...............................                       $358,632          $279,382
             EPA...............................                        153,699           119,735
             Intersegment elimination..........                      (512,331)          (399,117)
                                                                ---------------     ---------------

                  Total........................                    $        -           $      -
                                                                ===============     ===============

         Interest income:
             ICC...............................                       $ 83,529           $76,897
             ICH...............................                         75,009            69,702
                                                                ---------------     ---------------

                  Total........................                       $158,538          $146,599
                                                                ===============     ===============

         Depreciation and amortization expense:
             ICC...............................                        $63,921           $53,050
             EPA...............................                          3,461             3,091
                                                                ---------------     ---------------

                  Total........................                        $67,382           $56,141
                                                                ===============     ===============



                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.  SEGMENT INFORMATION (Continued)

                                                                       Six Months Ended
                                                                        September 30,
                                                             -------------------------------------
                                                                  2003                 2002
                                                             ----------------     ----------------
         Income tax expense (benefit):
             ICC...............................                      $240,081           $192,133
             EPA...............................                      (121,317)           (23,025)
             ICH...............................                        73,473             26,283
                                                             ----------------     ----------------

                  Total........................                      $192,237             $195,391
                                                             ================     ================


         Income (loss):
             ICC...............................                     $684,341            $496,114
             EPA...............................                       (1,200)             84,273
             ICH...............................                     (496,778)           (386,621)
                                                            ----------------     ----------------

                  Total........................                     $186,363             $193,766
                                                             ================     ================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3.   LEGAL PROCEEDINGS

     The Company operates in a highly litigious and regulated business and as such is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business. The Company is vigorously defending its position in these cases and believes that there are meritorious defenses in each. Currently, there are a total of eleven lawsuits and/or arbitrations filed against the Company seeking a total of approximately $3.8 million. For the majority of claims, the Company's errors and omissions (E&O) insurance policy limits the maximum exposure in any one case to $75,000. In this regard, the Company continually reviews its own exposure, and adjusts its liability accordingly. In certain of these cases the Company has the contractual right to seek indemnity from related parties.

4.  STOCK BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. During the first quarter of fiscal 2004, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented.


                                            Three Months Ended                     Six Months Ended
                                              September 30,                         September 30,
                                       -----------------------------       ------------------------------
                                          2003                2002               2003            2002
                                       ------------      -----------       -------------       ----------
Net income, as reported                 $ 269,805         $ 23,967           $ 186,363         $ 193,766

Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                     2,212                -               3,136                 -
                                       ------------      -----------       -------------       ----------

Pro forma net income                    $ 267,593         $23,9367           $ 183,227         $ 193,766
                                       ============      ===========       =============       ==========

Earnings per share:
    Basic and diluted - as reported       $ .05                $ -               $ .03            $ .03
    Basic and diluted - pro forma         $ .05                $ -               $ .03            $ .03



ITEM 2.   Management's Discussion and Analysis

     Management's discussion and analysis reviews our consolidated financial condition as of September 30, 2003 and March 31, 2003, the consolidated results of operations for the three and six months ended September 30, 2003 and 2002 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in the Form 10-Q.

Forward-Looking Statements

     The statements, analyses, and other information contained herein relating to trends in the operations and financial results of Investors Capital Holdings, Ltd. ("ICH" or the "Company"), the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

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

Overview

     We are a financial services holding company that, through our subsidiaries, provides investment advisory, insurance, financial planning and related investment services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition and investor preferences.

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

Reserves

     The Company records reserves related to legal proceedings in "accrued expenses". The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or registered representative of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

     The Company had consolidated operating income of $403,437 for the three months ended September 30, 2003 as compared to consolidated operating income of $72,092 for the three months ended September 30, 2002. This increase in consolidated operating income of $331,345, or 459.6%, after the elimination of all inter-company revenues and expenses, was attributable to a $466,252 increase in operating income provided by the Company's broker-dealer subsidiary, Investors Capital Corporation ("ICC"). This increase was offset by a $71,849 decrease in operating income provided by the Company's subsidiary Eastern Point Advisors ("EPA") and a $63,058 decrease in operating income provided by Investors Capital Holdings, Ltd ("ICH"), on a stand-alone basis. This increase in consolidated operating income was predominately driven by an increase in net commissions earned on our brokerage business.

     Consolidated commissions and advisory fee income of $11,368,848 for the three months ended September 30, 2003 increased by $3,176,215, or 38.8%, as compared to consolidated commissions and advisory fee income of $8,192,633 for the three months ended September 30, 2002. This increase in gross revenues, after the elimination of all inter-company revenues and expenses, was attributable to a $3,129,716 increase in revenues provided by ICC and a $46,499 increase in advisory fee income provided by EPA. This increase in consolidated commissions and advisory fee income was mainly driven by an increase in commissions generated from the sale of mutual funds and variable annuities by approximately $2,100,00. In addition, approximately $1,000,000 of additional commissions was generated from our brokerage business including stocks and bonds.

     Consolidated commissions and advisory fee expense of $9,044,889 for the three months ended September 30, 2003 increased by $2,350,890, or 35.1%, as compared to consolidated commissions and advisory fee expense of $6,693,999 for the three months ended September 30, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $2,326,804 increase in commission expense incurred by ICC and a $24,086 increase in advisory fee expense incurred by EPA. The increase in consolidated commission expense was the result of the increase in gross revenues above, as well as an increase in the average payout percentage over the same period last year.

     Consolidated administrative expenses of $1,693,703 for the three months ended September 30, 2003 increased by $426,814, or 33.7%, as compared to consolidated administrative expenses of $1,266,889 for the three months ended September 30, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $271,728 increase in administrative expenses incurred by ICC, a $92,028 increase in administrative expenses incurred by EPA and a $63,058 increase in administrative expenses incurred by ICH. The overall increase in consolidated administrative expenses was mainly attributable to an increase in legal expenses of approximately $147,000. In addition, approximately $280,000 was attributable to increases in salary expense, mutual fund expense, stock option expense and insurance expense.

     Consolidated selling expenses of $226,819 for the three months ended September 30, 2003 increased by $67,166, or 42.1%, as compared to consolidated selling expenses of $159,653 for the three months ended September 30, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $64,932 increase in selling expenses incurred by ICC and a $2,234 increase in selling expenses incurred by EPA. The overall increase in consolidated selling expenses was primarily attributable to an increase in advertising expense of approximately $43,000 resulting from a decision to increase the use of outside advertising vendors.

     The Company had consolidated income taxes of $211,264 for the three months ended September 30, 2003 as compared to consolidated income taxes of $67,059 for the three months ended September 30, 2002. This increase of $144,205, or 215.0%, in income taxes was attributable to the Company's increased profitability.

     The Company had consolidated net income of $269,805 for the three months ended September 30, 2003 as compared to consolidated net income of $23,967 for the three months ended September 30, 2002. This $245,838, or 1,025.7%, increase in net earnings, after the elimination of all inter-company revenues and expenses, was attributable to a $329,934 increase in net income provided by ICC, a $55,205 increase in net loss provided by ICH and a $28,891 decrease in net income provided by EPA. The increase in consolidated net income was the result of increased volume in our our brokerage business and sale of mutual fund and variable annuities resulting from improving market conditions.

Six Months Ended September 30, 2003 Compared with Six Months Ended September 30, 2002

     The Company had consolidated operating income of $216,075 for the six months ended September 30, 2003 as compared to consolidated operating income of $316,328 for the six months ended September 30, 2002. This decrease in consolidated operating income of $100,253, or 31.7%, after the elimination of all inter-company revenues and expenses, was attributable to a $183,765 decrease in operating income provided by the Company's subsidiary, Eastern Point Advisors
(EPA), a $103,320 decrease in operating income provided by Investors Capital Holdings, Ltd (ICH) and a $186,832 increase in operating income provided by Investors Capital Corporation (ICC). This decrease in consolidated operating income was the result of an increase in selling and administrative costs including salaries, legal expense, stock option expense, insurance expense, mutual fund expense and advertising costs.

     Consolidated commissions and advisory fee income of $21,008,129 for the six months ended September 30, 2003 increased by $3,510,737, or 20.1%, as compared to consolidated commissions and advisory fee income of $17,497,392 for the six months ended September 30, 2002. This increase in gross revenues, after the elimination of all inter-company revenues and expenses, was attributable to a $3,593,860 increase in revenues provided by ICC, which was offset by a $83,123 decrease in advisory fee income provided by EPA. The overall increase in consolidated comissions and advisory fee income was driven by the increase in commissions generated from the sale of mutual funds and variable annuities during the second quarter of approximately $2,100,000. In addition, approximately $1,500,000 of additional commissions was generated from our brokerage business including stocks and bonds.

     Consolidated commissions and advisory fee expense of $17,139,830 for the six months ended September 30, 2003 increased by $2,765,513, or 19.2%, as compared to consolidated commissions and advisory fee expense of $14,374,317 for the six months ended September 30, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $2,811,849 increase in commission expense incurred by ICC and a $46,336 decrease in advisory fee expense incurred by EPA. The increase in commission expense was the result of the increase in gross revenues above, as well as an increase in the average payout percentage paid to ICC's independent representatives over the same period last year.

     Consolidated administrative expenses of $3,206,211 for the six months ended September 30, 2003 increased by $761,145, or 31.1%, as compared to consolidated administrative expenses of $2,445,066 for the six months ended September 30, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $511,417 increase in administrative expenses incurred by ICC, a $146,323 increase in administrative expenses incurred by EPA and a $103,405 increase in administrative expenses incurred by ICH. The increase in consolidated administrative expenses was largely attributable to an increase in salaries of approximately $231,000 and an increase in legal expense of approximately $188,000. The remaining $342,000 was primarily due to increases in stock option expense, insurance and mutual fund expenses.

     Consolidated selling expenses of $446,013 for the six months ended September 30, 2003 increased by $84,332, or 23.3%, as compared to consolidated selling expenses of $361,681 for the six months ended September 30, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to an $83,762 increase in selling expenses incurred by ICC for advertising costs resulting from the decision to increase the use of outside advertising vendors.

     The Company had consolidated income taxes of $192,237 for the six months ended September 30, 2003 as compared to consolidated income taxes of $195,391 for the six months ended September 30, 2002. Taxes have remained relatively consistent given a consistent level of pre-tax earnings on a year-to-date basis.

     The Company had consolidated net income of $186,363 for the six months ended September 30, 2003 as compared to consolidated net income of $193,766 for the six months ended September 30, 2002. Although net income has remained consistent, thus far, revenues are growing along with the improved economic and market conditions in the securities industry.

Liquidity and Capital Resources

     We believe that return on equity is primarily based on the use of capital in an efficient manner. Historically, we have financed our operations primarily through an initial public offering, private equity and internally generated cash flow and not by incurring debt.

     As of September 30, 2003, cash and cash equivalents totaled $7,470,048 as compared to $7,088,659 as of March 31, 2003. Working capital as of September 30, 2003 was $8,004,101 as compared to $7,702,618 as of March 31, 2003.

     As of September 30, 2003, our net capital ratio for the broker-dealer was
2.09 to 1 as compared to 1.89 to 1 as of September 30, 2002. The SEC requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of September 30, 2003, we had net capital of $1,471,021 as compared to net capital of $1,036,757 as of September 30, 2002. This resulted in excess net capital of $1,266,528 and $906,189, respectively, for the applicable periods.

     Net cash provided by operating activities was $519,344 for the six months ended September 30, 2003 as compared to $166,312 for the six months ended September 30, 2002. This increase in cash flow provided by operating activities was driven by an overall increase in our revenuse due to improving market conditions.

     Net cash used in investing activities was $7,558 for the six months ended September 30, 2003 as compared to net cash provided by investing activities of $44,576 for the six months ended September 30, 2002. This decrease in cash flow from investing activities was mainly driven by an increase in spending on plant, property and equipment as compared to the same period last year.

     Net cash used in financing activities was $130,397 for the six months ended September 30, 2003 as compared to $68,954 for the six months ended September 30, 2002. This increase in cash flow used in financing activities was driven by a settlement agreement between the Company and the NASD, which included the incurrence of a note payable to the NASD.

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

Operational Risk

     Operational risk refers to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution processing of transactions, deficiencies in the Company's technology or financial or financial operating systems and inadequacies or breaches in the Company's control processes. Managing these risks is critical, especially in a rapidly changing regulatory environment with increasing transaction volume. Failure to manage these risks could result in financial loss to the Company. To mitigate these risks, the Company had developed specific policies and procedures designed to identify and manage operational risk. These policies and procedures are reviewed and updated on a continuing basis to ensure that this risk is minimized.

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

Effect of Recently Issued Accounting Pronouncements

     Please refer to Note 1 "Accounting Policies" of the notes to the consolidated financial statements contained herein.

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

ITEM 4.       DISCLOSURE CONTROLS AND PROCEDURES

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

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     The Company operates in a highly litigious and regulated business and, as such, is a defendant or codefendant in various lawsuits and arbitrations incidental to its securities business. The Company is vigorously contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainties routine in these matters. Currently, there are a total of eleven lawsuits and/or arbitrations filed against the Company. For the majority of claims, the Company's errors and omissions (E&O) policy limits the maximum exposure in any one case to $75,000, and in certain of these cases, the Company has the contractual right to seek indemnity from related parties. As such, Management, in consultation with counsel, believes that resolution of all such litigation is not expected to have a material adverse effect on the consolidated financial results of the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INVESTORS CAPITAL HOLDINGS, LTD.

                        By:      /s/ Timothy B. Murphy
                                 ---------------------------------------------
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                        Date:    November 14, 2003