Form 10-Q
period 2003-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2004-02-17
CIK 1001871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2003


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

Number of shares outstanding of our only class of common stock as of February 17, 2004:

                                                  5,727,380


PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                           INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           December 31,          March 31,
                                                                               2003                 2003
                                                                         -----------------     ---------------
                                                                           (Unaudited)
Assets

Current Assets
     Cash and cash equivalents.......................................     $7,872,102            $7,088,659
     Investments in available-for-sale securities....................         54,115                42,195
     Deposit with clearing organization, restricted..................        175,000               175,000
     Accounts receivable.............................................      3,418,459             1,946,565
     Income taxes receivable.........................................                               60,113
     Marketable securities, at market value..........................         39,075               132,471
     Prepaid expenses................................................        149,804               195,702
                                                                         -----------           -----------
                                                                          11,708,555             9,640,705

Property and equipment, net..........................................        512,150               525,174

Long-Term Investments
     Securities not readily marketable, at estimated fair value......         47,500                47,500
     Investment in unconsolidated affiliate..........................         83,807                64,495
                                                                         -----------           -----------
                                                                             131,307               111,995
Other Assets
     Other assets....................................................        114,911               165,589
     Deferred tax asset, net.........................................         62,240
     Receivables from officers.......................................         72,264               104,088
     Loans receivable from registered representatives................         80,412                95,389
                                                                         -----------           -----------
                                                                             329,827               365,066


          TOTAL ASSETS...............................................    $12,681,839           $10,642,940
                                                                         ===========           ===========


                                       See Notes to Condensed Consolidated Financial Statements.



                                           INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONTINUED)



                                                                           December 31,           March 31,
                                                                               2003                 2003
                                                                         -----------------     ----------------
                                                                           (Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities
     Notes payable...................................................     $       --               $62,101
     NASD settlement payable (current portion).......................         53,434               101,321
     Commissions payable.............................................      1,415,266             1,130,539
     Accounts payable................................................        689,949               438,572
     Accrued expenses................................................      1,092,401               377,783
     Income taxes payable............................................        298,164                    --
     Securities sold, not yet purchased, at market value.............             --               107,273
                                                                         -----------           -----------
                                                                           3,549,214             2,217,589


Long-Term Liabilities
     NASD settlement payable.........................................        108,256               148,679
     Deferred income tax liability, net..............................             --                28,032
                                                                         -----------           -----------
                                                                             108,256               176,711


          Total liabilities..........................................     $3,657,470            $2,394,300
                                                                         -----------           -----------

Stockholders' Equity:

     Common stock, $.01 par value, authorized 10,000,000
      shares; issued 5,731,265 shares at December 31, 2003 and March 31,
      2003;  outstanding 5,727,380 shares at December 31, 2003 and
      March 31, 2003.................................................         57,313                57,213
     Additional paid-in capital......................................      8,440,007             8,169,292
     Retained earnings ..............................................        547,250                54,257
     Treasury stock, at cost (3,885 shares)..........................        (30,135)              (30,135)
     Accumulated other comprehensive income (loss)...................          9,934                (1,987)
                                                                         -----------           -----------

            Total stockholders' equity...............................      9,024,369             8,248,640
                                                                         -----------           -----------

           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY...............................................    $12,681,839           $10,642,940
                                                                         ===========           ===========


                                       See Notes to Condensed Consolidated Financial Statements.


                                           INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                              (UNAUDITED)

                                                                                          Three Months Ended
                                                                                              December 31,
                                                                                     -------------------------------
                                                                                        2003                 2002
                                                                                     -----------          ----------
  Commission and advisory fee income.................................                $13,435,431          $8,379,964
  Cost of commission and advisory fees...............................                 10,799,273           6,631,808
                                                                                     -----------          ----------

  Gross profit.......................................................                  2,636,158           1,748,156
                                                                                     -----------          ----------

  Selling and administrative expenses:
     Administrative..................................................                  1,994,240           1,437,930
     Selling.........................................................                    213,916             184,339
                                                                                     -----------          ----------

         Total selling and administrative expenses...................                  2,208,156           1,622,269
                                                                                     -----------          ----------

  Operating income...................................................                    428,002             125,887
                                                                                     -----------          ----------

  Other income (expense):
     Interest income.................................................                     78,444              88,456
     Interest expense................................................                     (7,842)             (6,519)
     Other income....................................................                      5,294               8,592
                                                                                     -----------          ----------

          Net other income...........................................                     75,896              90,529
                                                                                     -----------          ----------

  Income before taxes................................................                    503,898             216,416
  Provision for income taxes.........................................                    197,268              95,909
                                                                                     -----------          ----------

  Net income ........................................................                   $306,630            $120,507
                                                                                     ===========          ==========


Basic and diluted earnings per common share:
     Net income......................................................                       $.05                $.02

Share data:

Weighted average shares used in basic earnings
     per common share calculations...................................                  5,721,184           5,717,380

Plus:  Incremental shares from assumed conversion of stock options                       193,964              82,036
                                                                                     -----------         -----------

Weighted average shares used in diluted earnings
     per common share calculations...................................                  5,915,149           5,799,416
                                                                                     ===========         ===========

                                       See Notes to Condensed Consolidated Financial Statements.



                                           INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                              (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                December 31,
                                                                                     -------------------------------
                                                                                        2003                2002
                                                                                     -----------         -----------
  Commission and advisory fee income.................................                $34,443,074         $25,867,814
  Cost of commission and advisory fees...............................                 27,939,103          21,006,125
                                                                                     -----------         -----------

  Gross profit.......................................................                  6,503,971           4,861,689
                                                                                     -----------         -----------

  Selling and administrative expenses:
     Administrative..................................................                  5,200,450           3,882,996
     Selling.........................................................                    659,444             536,478
                                                                                     -----------         -----------

         Total selling and administrative expenses...................                  5,859,894           4,419,474
                                                                                     -----------         -----------

  Operating income...................................................                    644,077             442,215
                                                                                     -----------         -----------

  Other income (expense):
     Interest income.................................................                    236,982             235,055
     Interest expense................................................                    (17,872)            (10,913)
     Other income (expense)..........................................                     19,311             (60,784)
                                                                                     -----------         -----------

          Net other income...........................................                    238,421             163,358
                                                                                     -----------         -----------

  Income before taxes................................................                    882,498             605,573
  Provision for income taxes.........................................                    389,505             291,300
                                                                                     -----------         -----------

  Net income.........................................................                   $492,993            $314,273
                                                                                     ===========         ===========


Basic and diluted earnings per common share:
     Net income......................................................                      $ .08               $ .05

Share data:

Weighted average shares used in basic earnings
     per common share calculations...................................                  5,718,653           5,717,380

Plus:  Incremental shares from assumed conversion of stock options                       145,504              74,623
                                                                                     -----------         -----------

Weighted average shares used in diluted earnings
     per common share calculations...................................                  5,864,157           5,792,003
                                                                                     ===========         ===========

                                       See Notes to Condensed Consolidated Financial Statements.


                                           INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                              (UNAUDITED)

                                                                                                         Accumulated
                                              Common       Stock     Additional   Retained               Other
                                            -----------  ---------   Paid-In      Earnings    Treasury   Comprehensive
                                              Shares      Amount     Capital      (Deficit)   Stock      (Loss)            Total
                                            ----------------------------------------------------------------------------------------

Balance at October 1, 2002...........        5,721,265    $57,213   $8,142,447    $132,132   $(30,135)     $(3,311)     $8,298,346

Stock based compensation                                                18,411                                              18,411

Comprehensive income:

 Net income..........................                                  120,507

 Net unrealized gain on securities...                                                                        1,939
 Comprehensive income................                                                                                      122,446
                                            ----------------------------------------------------------------------------------------

 Balance at December 31, 2002........        5,721,265     $57,213  $8,160,858    $252,639   $(30,135)     $(1,372)     $8,439,203
                                            ========================================================================================

Balance at October 1, 2003...........        5,721,265     $57,213  $8,249,934    $240,620   $(30,135)      $4,588      $8,522,220

Stock based compensation.............                                  190,173                                             190,173

Stock issued (employees)                        10,000         100        (100)

Comprehensive income:

 Net income..........................                                              306,630

 Net unrealized gain on securities...                                                                        5,346

 Comprehensive income................                                                                                     $311,976
                                            ----------------------------------------------------------------------------------------

Balance at December 31, 2003........         5,731,265    $57,313   $8,440,007    $547,250   $(30,135)      $9,934      $9,024,369
                                            ========================================================================================


                                       See Notes to Condensed Consolidated Financial Statements.


                                           INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                              (UNAUDITED)



                                                                                                         Accumulated
                                              Common       Stock     Additional   Retained               Other
                                            -----------  ---------   Paid-In      Earnings    Treasury   Comprehensive
                                              Shares      Amount     Capital      (Deficit)   Stock      (Loss)            Total
                                            ----------------------------------------------------------------------------------------


Balance at April 1, 2002.............        5,721,265    $57,213   $8,135,347    $(61,634)  $(30,135)    $(43,725)     $8,057,066

  Stock-based compensation                                              25,511                                              25,511

Comprehensive income:

Net income...........................                                              314,273

Net unrealized gain on securities....                                                                       42,353

Comprehensive income.................                                                                                      356,626
                                            ----------------------------------------------------------------------------------------

 Balance at December 31, 2002........        5,721,265    $57,213   $8,160,858    $252,639   $(30,135)     $(1,372)     $8,439,203
                                            ========================================================================================

 Balance at April 1, 2003............        5,721,265    $57,213   $8,169,292     $54,257  $(30,135)      $(1,987)     $8,248,640

Stock-based compensation.............                                  270,815                                             270,815

Stock issued (employees)                        10,000        100         (100)

Comprehensive income:

  Net income.........................                                              492,993

  Net unrealized gain on securities..                                                                       11,921

Comprehensive income.................                                                                                      504,914
                                            ----------------------------------------------------------------------------------------

Balance at December 31, 2003.........        5,731,265    $57,313   $8,440,007    $547,250   $(30,135)      $9,934      $9,024,369
                                            ========================================================================================


                                       See Notes to Condensed Consolidated Financial Statements.


                                           INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                               December 31,
                                                                                      --------------------------------
                                                                                         2003                  2002
                                                                                      ----------            ----------

Cash flows from operating activities:
       Net income.......................................................                $492,993              $314,273
     Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
           Depreciation and amortization................................                 102,705                85,353
           Realized loss on securities..................................                       -                55,834
           Change in deferred taxes.....................................                 (90,272)              (25,171)
           Stock option compensation....................................                                        25,511
                                                                                         270,815
           Change in marketable securities..............................                  93,396                (6,178)
           Unrealized gain on investments...............................                       -                16,136
           Income loss on investment in unconsolidated affiliates.......                  (19,312)
     Change in operating assets and liabilities
           Increase in accounts receivable..............................              (1,471,894)             (130,537)
           Decrease in prepaid expenses and other assets................                 128,400                18,290
           Decrease in income taxes receivable..........................                  60,113                     -
           Increase in taxes payable....................................                 298,164                18,521
           Increase in accounts payable and other liabilities...........                 144,105               161,390
           Increase in accrued expenses.................................                 714,618                62,729
           Increase in commissions payable..............................                 284,727               243,882
                                                                                      ----------            ----------

               Net cash provided by operating activities................               1,008,558               840,033
                                                                                      ----------            ----------

Cash flows from investing activities:
       Purchases of property and equipment..............................                 (89,681)              (66,566)
       Decrease in loans receivable from registered representatives.....                  14,977                89,157
                                                                                      ----------            ----------

              Net cash (used in) provided by investing activities.......                 (74,704)               22,591
                                                                                      ----------            ----------


                                       See Notes to Condensed Consolidated Financial Statements.



                                           INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                              (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                          December 31,
                                                                               -----------------------------------
                                                                                   2003                   2002
                                                                               -----------             -----------
Cash flows from financing activities:
        Note Payable....................................................                 -                 756,000
        Payments on Note Payable........................................                 -                 (79,016)
       Payments on notes payable and NASD settlement....................          (150,411)                (68,954)
                                                                               -----------             -----------

              Net cash (used) provided in financing activities..........          (150,411)                676,984
                                                                               -----------             -----------

Net increase in cash and cash equivalents...............................           783,443               1,539,608

Cash and cash equivalents, beginning of period..........................         7,088,659               6,337,445
                                                                               -----------             -----------

Cash and cash equivalents, end of period................................        $7,872,102              $7,877,053
                                                                               ===========             ===========

Supplemental disclosures of cash flow information:
     Interest paid......................................................           $17,872                 $10,913
                                                                               ===========             ===========
     Income taxes paid..................................................          $120,000                $297,950
                                                                               ===========             ===========
     Transfer of security to securities not readily marketable from
           receivable from officers.....................................                $-                 $30,000
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     Incorporated in July 1995, Investors Capital Holdings, Ltd. ("ICH") is a financial services holding company that operates through its three subsidiaries, Investors Capital Corporation, Eastern Point Advisors, Inc. and ICC Insurance Agency, Inc. in two segments of the financial services industry. These two segments provide for the offering of (1) services related to corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities, variable life insurance, market information, Internet online trading and portfolio tracking, and records management and (2) financial planning services, investment advisory and asset management services, and the management of a retail mutual fund. These products and services are offered primarily through our network of independent registered representatives throughout the United States.



Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three and nine month periods ending December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of March 31, 2003 included in the Company's Form 10-K for the year ended March 31, 2003 filed with the Securities and Exchange Commission.


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

Recent Accounting Pronouncements

     In January 2003, the FASB Emerging Issues Task Force released Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturiy and investments accounted for under the cost method or equity method. The Company's management does not believe this will have a material impact.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation requires a company to consolidate a variable interest entity ("VIE") if the Company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. This Interpretation applies immediately to VIEs created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The entity shall disclose the primary beneficiary of a variable interest entity including the nature, purpose, size and activities of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity. The Company will apply FIN 46 as of the beginning of the 2004 fiscal year. The Company's management is currently reviewing and evaluating the scope of FIN 46 to determine if it will have a material effect on its financial position or results of operations.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.  SEGMENT INFORMATION

     The Company's reportable segments include brokerage investment services offered through Investors Capital Corporation (ICC) and asset management services offered through Eastern Point Advisors, Inc. (EPA). This investment services segment includes securities, insurance, financial planning and related services. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generate recurring revenue from fees received on the management of customer accounts. EPA provides asset management and portfolio design services to a mutual fund and a variety of investors.

     Segment data presented includes the allocation of all corporate overhead to each segment. Inter-segment revenue and expense, and receivables and payables, are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:

                                                                        Three Months Ended
                                                                           December 31,
                                                                -----------------------------------
                                                                     2003                2002
                                                                ---------------     ---------------
         Non-interest revenues:
             ICC...............................                    $12,774,202        $7,819.246
             EPA...............................                        661,229           560,718
                                                                   -----------      ------------

                  Total........................                    $13,435,431        $8,379,964
                                                                   ===========      ============

         Revenues from  transactions with other operating
         segments:
             ICC...............................                       $319,964          $146,609
             EPA...............................                        137,127            62,833
             Intersegment elimination..........                       (457,091)         (209,442)
                                                                   -----------      ------------

                  Total........................                             $-                $-
                                                                   ===========      ============

         Interest income:
             ICC...............................                        $48,359           $45,086
             ICH...............................                         30,085            43,370
                                                                   -----------      ------------

                  Total........................                        $78,444           $88,456
                                                                   ===========      ============

         Depreciation and amortization expense:
             ICC...............................                        $33,593           $27,748
             EPA...............................                          1,731             1,464
                                                                   -----------      ------------

                  Total........................                        $35,324           $29,212
                                                                   ===========      ============


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.  SEGMENT INFORMATION (Continued)

                                                           Three Months Ended
                                                              December 31,
                                                         ---------------------
                                                           2003        2002
                                                         --------    ---------

         Income tax expense (benefit):
             ICC...............................          $294,555     $126,703
             EPA...............................           (86,396)     (43,941)
             ICH...............................           (10,891)      13,147
                                                        ---------    ---------

                  Total........................          $197,268     $95,909
                                                        =========    =========


         Income (loss):
             ICC...............................          $708,523     $322,665
             EPA...............................             8,929       (2,344)
             ICH...............................          (410,822)    (199,814)
                                                        ---------    ---------

                  Total........................          $306,630     $120,507
                                                        =========    =========

         Period end total assets:
             ICC...............................        $6,612,899   $5,419,935
             EPA...............................           594,920      747,591
             ICH...............................         5,474,020    5,492,649
                                                        ---------    ---------

                   Total.......................       $12,681,839  $11,660,175
                                                       ==========   ==========

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

..  SEGMENT INFORMATION (Continued)

                                                          Nine Months Ended
                                                             December 31,
                                                      ------------------------
                                                         2003         2002
                                                      -----------  -----------

         Non-interest revenues:
             ICC...............................       $32,612,805  $24,054,933
             EPA...............................         1,830,269    1,812,881
                                                      -----------  -----------

                  Total........................       $34,443,074  $25,867,814
                                                      ===========  ===========

         Revenues from transactions with
         other operating segments:
             ICC...............................          $678,596     $425,991
             EPA...............................           290,827      182,568
             Intersegment elimination..........          (969,423)    (608,559)
                                                        ---------    ---------

                  Total........................                $-           $-
                                                      ===========  ===========

         Interest income:
             ICC...............................          $131,888     $121,983
             ICH...............................           105,094      113,072
                                                        ---------    ---------

                  Total........................          $236,982     $235,055
                                                      ===========  ===========

         Depreciation and amortization expense:
             ICC...............................           $97,513      $80,798
             EPA...............................             5,192        4,555
                                                        ---------    ---------

                  Total........................          $102,705      $85,353
                                                      ===========  ===========

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.  SEGMENT INFORMATION (Continued)

                                                          Nine Months Ended
                                                             December 31,
                                                        ----------------------
                                                          2003          2002
                                                        ---------     --------

         Income tax expense (benefit):
             ICC...............................          $534,636     $318,836
             EPA...............................          (207,713)     (66,966)
             ICH...............................            62,582       39,430
                                                        ---------     --------

                  Total........................          $389,505     $291,300
                                                        =========     ========


         Income (loss):
             ICC...............................        $1,392,863     $818,779
             EPA...............................             7,730       81,929
             ICH...............................          (907,600)   (586,435)
                                                        ---------     --------

                  Total........................          $492,993     $314,273
                                                        =========     ========


         Period end total assets:
             ICC...............................        $6,612,899   $5,419,935
             EPA...............................           594,920      747,591
             ICH...............................         5,474,020    5,492,649
                                                        ---------    ---------

                  Total........................       $12,681,839  $11,660,175
                                                       ==========   ==========


3.  LEGAL PROCEEDINGS

     The Company is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. At December 31, 2003, the Company was a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business. The Company is vigorously contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainties routine in these matters. Currently, there are a total of twelve lawsuits and/or arbitrations filed against the Company. For the majority of claims, the Company's errors and omissions (E&O) policy limits the maximum exposure in any one aforementioned case to $75,000. In certain cases, the Company has the contractual right to seek indemnity from related parties. Included in accrued expenses is $155,000 related to probable settlement costs, net of insurance.

STOCK BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. During the first quarter of fiscal 2004, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table illustrates the effect on net earnings and earnings per share, had the Company adopted the fair value-based method of accounting for stock-based employee compensation for all periods presented.


                                            Three Months Ended                     Nine Months Ended
                                            December 31,2003                     December 31,2003
                                       -----------------------------       ------------------------------
                                          2003                2002               2003            2002
                                       ------------      -----------       -------------       ----------

Net income, as reported                  $306,630          $120,507            $492,993          $314,273

Deduct:  Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax
effects                                     5,063                -                8,553                 -
                                       ------------      -----------       -------------       ----------

Pro forma net income                     $301,567          $120,507            $484,460          $314,273
                                       ============      ===========       =============       ==========

Earnings per share:
    Basic and diluted - as reported       $ .05                $.02               $.08            $ .05
    Basic and diluted - pro forma         $ .05                $ -                $.08            $ .0



ITEM 2.      Management's Discussion and Analysis

     The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in the Company's 10-K for the year ended March 31, 2003 filed with the Securities and Exchange Commission.

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

Overview

     We are a financial services holding company that, through our subsidiaries, provides investment advisory, insurance, financial planning and related financial services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition and investor preferences.

     Our revenues and net earnings may be either enhanced or diminished from period to period by any one of, or by a multiple of, these external factors.

     In addition, the passage of the Graham-Leach-Bliley Act in November 1999 repealed depression-era laws that separated commercial, investment banking and insurance activities. Such repeal may result in the intensification of the environment in which we compete by increasing the number of companies doing business in the financial services arena.

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates, and the difference could have a material effect on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

     Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These include: cash, cash equivalents, and securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income in accordance with FASB 115, depending on the underlying purpose of the instrument. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Reserves

     The Company records reserves related to legal proceedings in "accrued expenses." The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim, the amount of the loss in the client's account, the basis and validity of the claim, the possibility of wrongdoing on the part of a representitive of the Company, previous results in similar cases, and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by Management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of Management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

Results of Operations

Three Months Ended December 31, 2003 Compared with Three Months Ended December 31, 2002

     The Company had consolidated operating income of $428,002 for the three months ended December 31, 2003 as compared to consolidated operating income of $125,887 for the three months ended December 31, 2002. This increase in consolidated operating income of $302,115, or 240 percent, after the elimination of all inter-company revenues and expenses, was attributable to a $556,878 increase in operating income provided by the Company's subsidiary, Investors Capital Corporation (ICC). This increase was offset by a $31,091 decrease in operating income provided by the Company's subsidiary, Eastern Point Advisors
(EPA) and a $223,672 decrease in operating income provided by Investors Capital Holdings, Ltd (ICH), as individual companies. The overall increase was attributable to the brokerage services sector's retention of gross dealer concessions in the area of mutual funds and variable annuities. Also, there was an increase in the volume of trades for the quarter in stocks and bonds. Sales volume increases in these product types led to an increase in gross profit of $888,002 or 50.8 percent. Comparably, selling and administrative expenses increased by only $585,887 or 36.1 percent; hence, a considerable increase in operating income verses same time last year.

     Consolidated commissions and advisory fee income of $13,435,431 for the three months ended December 31, 2003 increased by $5,055467, or 60.3 percent, as compared to consolidated commissions and advisory fee income of $8,379,964 for the three months ended December 31, 2002. This increase in gross revenues, after the elimination of all inter-company revenues and expenses, was attributable to a $4,954,957 increase in revenues provided by ICC and a $100,510 increase in advisory fee income provided by EPA. The overall increase relates to approximately a $3.6 million increase in commissions generated from the sale of mutual funds and variable annuities. In addition, approximately $1.2 million of additional commissions was generated from our brokerage business including stock transactions.

     Consolidated commissions and advisory fee expense of $10,799,273 for the three months ended December 31, 2003 increased by $4,167,465 or 62.8 percent, as compared to consolidated commissions and advisory fee expense of $6,631,808 for the three months ended December 31, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $4,120,974 increase in commission expense incurred by ICC and a $46,491 increase in advisory fee expense incurred by EPA. The increase in commission expense was the result of the increase in gross revenues above. Commission expense was positively correlated to sales during the three months ended December 31, 2003, versus the same period last year. This variable expense increased proportionately to sales approximately on a one-to-one basis. The payout ratio was relatively consistent to the payout ratio last year during this quarter.

     Consolidated administrative expenses of $1,994,240 for the three months ended December 31, 2003 increased by $556,310 or 38.7 percent, as compared to consolidated administrative expenses of $1,437,930 for the three months ended December 31, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $236,160 increase in administrative expenses incurred by ICC, a $96,478 increase in administrative expenses incurred by EPA and a $223,672 increase in administrative expenses incurred by ICH. These increases were mainly attributable to an increase of $35,850 in legal settlement expenses and approximately $166,000 in salaries. There was a $51,611 increase in professional service fees and an increase in stock option expense of approximately $190,000 for stock options issued to our registered representatives.

     Consolidated selling expenses of $213,916 for the three months ended December 31, 2003 increased by $29,577 or 16.0 percent, as compared to consolidated selling expenses of $184,339 for the three months ended December 31, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to an increase in advertising, and regulatory and licensing expenses.

     The Company had consolidated income taxes of $197,268 for the three months ended December 31, 2003 as compared to consolidated income taxes of $95,909 for the three months ended December 31, 2002. This increase of $101,359 or 106 percent in income taxes was attributable to the Company's increase in profitability from the same period last year, as well as the tax effect of stock options granted to out registered representitives.

     The Company had consolidated net income of $306,630 for the three months ended December 31, 2003 as compared to consolidated net income of $120,507 for the three months ended December 31, 2002. This increase of $186,123, or 154 percent increase in net earnings, after the elimination of all inter-company revenues and expenses, was attributable to a $385,858 increase in net income provided by ICC, a $11,273 increase in net income provided by EPA and a $211,008 decrease in net income provided by ICH. The increase in net income was the result of increases in sales volume which proportionately increases our net commissions on stocks, bonds, mutual funds and variable annuities.

Nine Months Ended December 31, 2003 Compared with Nine Months Ended December 31, 2002

     The Company had consolidated operating income of $644,077 for the nine months ended December 31, 2003 as compared to consolidated operating income of $442,215 for the nine months ended December 31, 2002. This increase in consolidated operating income of $201,862 or 45.6 percent, after the elimination of all inter-company revenues and expenses, was attributable to a $214,856 decrease in operating income provided by the Company's subsidiary, Eastern Point Advisors (EPA), a $326,992 decrease in operating income provided by Investors Capital Holdings, Ltd (ICH) and a $743,710 increase in operating income provided by Investors Capital Corporation (ICC). This increase in operating income came from the brokerage firm (ICC).

    Operating income improved as gross profit rose by 33.8 percent or $1,642,282, versus the same nine month period last year. Correspondingly, selling and administrative expenses increased by 32.6 percent or $1,440,420.

     Consolidated commissions and advisory fee income of $34,443,074 for the nine months ended December 31, 2003 increased by $8,575,260 or 33.2 percent, as compared to consolidated commissions and advisory fee income of $25,867,814 for the nine months ended December 31, 2002. This increase in gross revenues, after the elimination of all inter-company revenues and expenses, was attributable to an $8,557,872 increase in revenues provided by ICC, and a $17,388 increase in advisory fee income provided by EPA. The overall increase was driven by the $5.7 million in commissions generated from the sale of mutual funds and variable annuities during the second quarter. In addition, approximately $3 million of additional commissions was generated from our brokerage business. Finally, there was approximately $104,000 increase from net marketing revenues, offset by an approximately $240,000 reduction in our underwriting fee business.

     The large increase in sales volume was attributed to our marketing efforts in recruiting and business development. The marketing department focused their attention on attracting a sophisticated representative who can provide a diversified and broader product base to clients.

     Additionally, the marketing team assisted our registered representatives to take advantage of current market conditions through various workshops, regional and national meetings, and seminar training programs.

     Consolidated commissions and advisory fee expense of $27,939,103 for the nine months ended December 31, 2003 increased by $6,932,978 or 33 percent, as compared to consolidated commissions and advisory fee expense of $21,006,125 for the nine months ended December 31, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $6,932,822 increase in commission expense incurred by ICC and a $156,000 increase in advisory fee expense incurred by EPA. The increase in commission expense was the result of the increase in gross revenues as noted above. Cost of sales increased proportionately to sales on a percentage basis of 33 percent to 33.2 percent or one-to-one.

     Consolidated administrative expenses of $5,200,450 for the nine months ended December 31, 2003 increased by $1,317,454 or 33.9 percent, as compared to consolidated administrative expenses of $3,882,996 for the nine months ended December 31,2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to a $747,578 increase in administrative expenses incurred by ICC, a $242,800 increase in administrative expenses incurred by EPA and a $327,076 increase in administrative expenses incurred by ICH. This increase was largely attributable to a $574,659 increase in salaries and salary-related items, and a $264,236 increase in legal and lawsuit-related expenses. There was a $245,304 increase in stock option expense for options issued to our registered representatives. The remaining $233,255 increase in administrative expenses came primarily from professional service fees, split dollar life insurance policies and other general office-related costs.

     Consolidated selling expenses were $659,444 for the nine months ended December 31, 2003 increased by $122,966 or 22.9 percent as compared to consolidated selling expenses of $536,478 for the nine months ended December 31, 2002. This increase, after the elimination of all inter-company revenues and expenses, was attributable to an increase in selling expenses incurred by ICC mainly from advertising costs and travel-related expenses.

     The Company had consolidated income taxes of $389,505 for the nine months ended December 31, 2003 as compared to consolidated income taxes of $291,300 for the nine months ended December 31,2002. This increase of $98,205 or 33.7%, in income taxes was attributable to the Company's increase in profitability from the same period last year.

     The Company had consolidated net income of $492,993 for the nine months ended December 31, 2003 as compared to consolidated net income of $314,273 for the nine months ended December 30, 2002. This increase of $178,720 or 56.9 percent in net earnings, after the elimination of all inter-company revenues and expenses, was attributable to a $574,084 increase in net income provided by ICC, a $74,199 decrease in net income provided by EPA and a $321,165 decrease in net income provided by ICH. The Company's profitability resulted primarily from our brokerage firm (ICC). Total revenues increased considerably over the same period last year, which led to a higher gross profit, as compared to the same time last year.

     Finally, net other income contributed accordingly as well to the bottom line, as compared to last year's results. The Company's "seed " investment in EPA'S TWENTY FUND had an unrealized gain of $19,311 versus an unrealized loss of $21,042. This increase of $40,353 or 192 percent added to an increase in net income. In addition, a reclassification of investments from `trading' to `available for sale' per FASB 115 contributed to the increase in net income for the nine months ended December 31,2003 as compared to nine months ended December 31, 2002.

Liquidity and Capital Resources

     We believe that return on equity is primarily based on the use of capital in an efficient manner. Historically, our liquidity policies are focused on maintenance of excess liquidity and conservative asset-liability management. We have financed our operations primarily through an initial public offering, private equity, and internally generated cash flow.

     As of December 31, 2003, cash and cash equivalents totaled $7,872,102 as compared to $7,088,659 as of March 31, 2003. Working capital as of December 31, 2003 was $8,159,341 or a 3.30-to-1 ratio as compared to $7,423,116 or a
4.35-to-1 ratio as of March 31, 2003.

     As of December 31, 2003, our net capital ratio for the broker-dealer was 3.34-to-1 as compared to 1.98-to-1 as of March 31, 2002. The Securities and Exchange Commission ("SEC") requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15-to-1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10-to-1 if we would have less than our minimum required net capital. As of December 31, 2003, we had net capital of $1,400,716 as compared to net capital of $1,214,481 as of March 31, 2003. This resulted in excess net capital of $1,089,123 and $1,053,988, respectively, for the applicable periods.

     Net cash provided by operating activities was $1,008,558 for the nine months ended December 31, 2003, as compared to net cash provided by operating activities of $840,033 for the nine months ended December 31, 2002. This increase in cash flow provided by operating activities was driven by decreasing receivables resulting from timing differences in the collection of commissions from our brokerage business. An increase in accrued expenses for professional libility renewal fees along with increases in other liabilities, commission payables and income taxes added to cash provided from operations. Finally, a $270,815 increase in a non-cash expense (stock option compensation) added to cash from operating activities.

     Net cash used in investing activities was $74,704 for the nine months ended December 31, 2003 as compared to net cash provided by investing activities of $22,591 for the nine months ended December 31, 2002. This decrease in cash flow from investing activities mainly resulted from capital expenditures as compared to the same period last year.

     Net cash used in financing activities was $150,411 for the nine months ended December 31, 2003 as compared to net cash provided by financing activities of $676,984 for the nine months ended December 31, 2002. This increase in cash flow used in financing activities was driven by a settlement agreement between the Company and the National Association of Securities Dealers ("NASD"), which included the incurrence of a note payable to the NASD.

Risk Management

     Risks are an inherent part of the Company's business and activities. Management of these risks is critical to monitor, evaluate and manage the principal risks assumed in conducting our activities. the Company's financial strength and profitability requires communication, judgment and knowledge of financial trends and the economy as a whole. Senior management takes an active role in the risk management process. The principal risks involved in the Company's business activities are market, operational, regulatory, reputational and legal.

Market Risk

     Market risk includes exposure to interest rates, equity prices and commodity prices, as well as inflation, budget deficits and sentiment. Consumer and producer sentiment is critical to our business. The level of consumer confidence determines their willingness to spend, especially in the financial markets. It is this willingness to spend in the financial markets that is key to our business. A shift in spending in this area could negatively impact us. However, senior management is constantly monitoring these economic trends in order to enhance our product line to offset any potential negative impact.

Operational Risk

     Operational risk refers to the risk of financial loss resulting from inadequate or failed internal processes or systems, improper or unauthorized execution processing of transactions, reputational damage, or regulatory intervention. Managing these risks is critical, especially in a rapidly changing environment with increasing transaction volume. Failure to manage these risks could result in financial loss to the Company. To mitigate these risks, the Company had developed specific policies and procedures designed to identify and manage operational risk. These policies and procedures are reviewed and updated on a continuing basis to ensure that this risk is minimized.

Regulatory and Legal Risk

     Regulatory and legal risk includes non-compliance with applicable legal and regulatory requirements and the risk of customer claims that could result in adverse judgments against the Company. The Company is subject to extensive regulation in all jurisdictions in which it operates. In this regard, the Company has instituted comprehensive procedures to address issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering, customer privacy and record keeping.


Effect of Recently Issued Accounting Pronouncements

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


PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     The Company is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. At December 31, 2003, the Company was a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business. The Company is vigorously contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainties routine in these matters. Currently, there are a total of twelve lawsuits and/or arbitrations filed against the Company. For the majority of claims, the Company's errors and omissions (E&O) policy limits the maximum exposure in any one aforementioned case to $75,000. In certain cases, the Company has the contractual right to seek indemnity from related parties. Included in accrued expenses at December 31, 2003 is $155,000 related to probable settlement costs, net of insurance.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INVESTORS CAPITAL HOLDINGS, LTD.

                                          By:      /s/ Timothy B. Murphy
                                                   ------------------------
                                                   Chief Financial Officer


                                          Date:    February 17, 2004