Form 10-K
period 2004-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2004-06-30
CIK 1001871

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-K

     |X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 2004

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

   The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $6,839,470.

   As of June 15, 2004, there were 5,731,921 shares of Common Stock outstanding, $0.01 par value per share of the registrant.

                      Documents Incorporated by Reference

   Certain portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 10, 2004 are incorporated by reference in Items 11 through 13 of Part III, and Item 15 of Part IV, of this Annual Report on Form 10-K.

                            www.investorscapital.com

                   Investor Relations Contact: Darren Horwitz

                                    Contents

Forward-Looking Statements...................................................................................................     3
PART I.......................................................................................................................     4
ITEM 1. Business.............................................................................................................     4
ITEM 2. Properties...........................................................................................................    10
ITEM 3. Legal Proceedings....................................................................................................    11
ITEM 4. Submission of Matters to a Vote of Security Holders..................................................................    11
PART II......................................................................................................................    11
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters................................................    11
ITEM 6. Selected Financial Data..............................................................................................    12
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations................................    12
ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk..........................................................     19
ITEM 8. Financial Statements and Supplementary Data..........................................................................    19
ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.................................    42
PART III.....................................................................................................................    43
ITEM 10. Directors and Executive Officers of the Registrant..................................................................    43
ITEM 11. Executive Compensation..............................................................................................    44
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......................    44
ITEM 13. Certain Relationships and Related Transactions......................................................................    44
ITEM 14. Controls and Procedures.............................................................................................    44
ITEM 15. Principal Accountant Fees and Services..............................................................................    44
PART IV......................................................................................................................    45
ITEM 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................................    45

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

   These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) losses may be incurred if our investment professionals fail to comply with regulatory requirements; (2) the loss of either Theodore E. Charles or Timothy B. Murphy may adversely affect our business and financial condition through the loss of significant business contacts, which may be difficult to replace; (3) customer fraud could harm our earnings and profits by requiring us to expend time, money and incur actual loss, exposing us to the potential for arbitration; (4) investment professional and employee fraud and misconduct could harm our profits and earnings by causing us to expend time, money and incur actual loss, with the latter exposing us to the potential for litigation; (5) without implementation of adequate internal controls, and maintenance thereof, our ability to be profitable could be severely restricted by regulatory sanctions being applied against our broker-dealer subsidiary, and could result in us paying substantial fines and limit our ability to be profitable; (6)involvement in material legal proceedings could have a significant impact on our earnings and profits if we are found liable for such claims; (7) a change in our clearing firm could result in the inability of our customers to transact business in a timely manner due to delays and errors in the transfer of their accounts, which, on a temporary basis, could affect our earnings and profits.

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

                                     PART I

ITEM 1. Business

Overview

   Incorporated in July of 1995, Investors Capital Holdings, Ltd. ("ICH") is a financial services holding company that operates primarily through its subsidiaries in two segments of the financial services industry. These two segments provide for the offering of (1) services related to corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities, variable life insurance, market information, internet online trading and portfolio tracking and records management and (2) financial planning services, investment advisory and asset management services and the management two retail mutual funds. Financial information pertaining to ("ICH") for each of the three fiscal years ended March 31, 2004, 2003 and 2002 is included in the selected financial data in Item 6 of this document.

Support to our Representatives

   Investors Capital Corporation. Investors Capital Corporation, ("ICC") a National Association of Securities Dealers ("NASD") registered broker-dealer, is also registered with the Securities and Exchange Commission ("SEC"), the Municipal Securities Rule Making Board ("MSRMB") and the Securities Investor Protection Corporation ("SIPC"). ICC is headquartered in Lynnfield, Massachusetts and is a wholly-owned subsidiary of ICH. Conducting business in all 50 states, the Commonwealth of Puerto Rico and the District of Columbia. ICC makes available multiple investment products, and provides support, technology and back-office service to its network of approximately 870 independent registered representatives ("representatives"). Our representatives sell investment products that are securities under federal and state law. Accordingly, they are required to, and are registered as, representatives with our broker-dealer subsidiary. Similar registrations may be required by these persons as investment adviser representatives under federal and state law. Our in-house training program for these representatives emphasizes the long-range aspects of financial planning and investment products. We believe that through the continuing education we provide to our registered representatives, our clients can become better informed, and therefore, better served. ICC generated approximately 95% of Investors Capital Holdings' total revenues for the fiscal year ended March 31, 2004.

   We seek to recruit primarily experienced, productive registered representatives by offering them an attractive commission payout and the independence of owning and operating their own offices. Generally, each office pays substantially, if not all, of the costs associated with its establishment and operation. We provide technical, regulatory, supervisory, compliance and other support services to our independent investment professionals. This allows expansion of our operations with relatively minimal capital outlay. Continuing to add experienced, productive registered representatives is an integral part of our growth strategy.

   The commission payouts to our registered representatives are negotiable and currently average approximately 82% of the gross dealer concession generated from the sale of securities. Pursuant to the terms of our agreement with our registered representatives, and as permitted by current NASD rules, we provide our representatives, or their named beneficiaries, with continuing commissions on pre-existing business in the event of their retirement from the securities industry or death. Also, in this agreement, each of our representatives grants to us the right to offset against commissions any losses we sustain as a result of their actions, omissions and errors. Our agreement with our representatives is terminable by either party with 15 days prior written notice, and does not contain either a confidentiality or non-compete provision.

     Our products and services provided to our representatives include:

      Technology Resources: Utilizing the latest in technology, our representatives are able to perform the following activities on-line:

      Opening of new accounts,
      Monitoring of existing accounts,
      Updating of client accounts,
      Trading,
      Viewing and downloading commission data,
      Locating and exploring approved products,
      Downloading client data;
      and Researching reports or inquiries on companies, securities and other pertinent financial topics.

      Product Choices: Allowing our representatives to choose from a wide variety of investment products sponsored by well-respected and financially sound companies is critical to our registered representatives' success as well as that of the Company. We follow a selective process in determining approved products to be offered to clients by our representatives. In addition, we continuously monitor the product list.

      Marketing: Producing compliance and NASD-approved marketing materials to be used by our representatives enhances their professional stature in the public's eye. The marketing resources produced by Investors Capital Corporation include:

       Corporate and product brochures;
       Technology resources;
       Client and corporate websites;
       Client letters;
       Seminars; and
       Advertising and public relations.

   Focus: Our focus is on representatives who offer their clients assistance in attaining their long-range financial goals. Utilizing primarily experienced representatives, our client list is widely diversified in terms of goals, financial resources and geography. During the fiscal year ended March 31, 2004, the average revenue per registered representative was $54,936 as compared to $35,557 for our fiscal year ended March 31, 2003. Additionally, on March 31, 2004, we had a total of 870 representatives in our national network, as compared to 958 for the same period last year.

   Supervision: Our broker-dealer subsidiary's compliance staff includes individuals with significant industry experience. Six of these individuals, including two experienced compliance attorneys, are located in the home office. The remaining compliance individuals, most of whom have significant industry experience, termed Offices of Supervisory Jurisdiction by the NASD, are field supervisors situated across the country and are charged with compliance responsibilities for a defined group of registered representatives. By positioning these compliance individuals in the field, we are able to more closely scrutinize and monitor the activities of our representatives thereby ensuring, as much as possible, their compliance with the requisite rules and regulations. Such a field supervisor is assigned to each new registered representative affiliated with our broker-dealer subsidiary. Our in-house computer systems and programs further assist us in compliance matters. In addition, our Compliance area routinely conducts internal audits of our Anti-Money Laundering Program to ensure our compliance with all current regulations under the USA Patriot Act issued October 21,2001.

   Our representatives seek and value assistance in the area of compliance, and in keeping step with the latest industry regulations, our compliance department provides, among other things:

   Advertising and sales literature review; Field inspections, followed up with written findings and recommendations; Weekly faxes and monthly conference calls on selected compliance topics; Assistance with customer complaints and regulatory inquiries; Workshops and in-house publications on various compliance matters; and Regional and national meetings.

   Clearing: We utilize the services of another broker-dealer to clear our transactions. Our clearing agreement is on a fee-for-service basis. Our clearing firm processes most of the securities transactions for our account and the accounts of our clients. Services of our clearing firm include billing and credit extension, and control, receipt, custody and delivery of securities. The Company pays a transaction charge for these services, relying on the operational capacity and the ability of our clearing firm for the orderly processing of security transactions. In addition, by engaging the processing services of a clearing firm, certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws are not applicable.

   Broker-Dealer Revenue: Revenue generated from the activities of our broker-dealer subsidiaries is broken into the following percentages for fiscal years ended March 31:

                                                                                                2004         2003            2002
                                                                                                ----         ----            ----

Commissions from the sale of mutual funds and unit investment trusts:                           20%           25%            34%
Commissions from the sale of variable annuities and variable life insurance:                    38%           49%            48%
Commissions from the sale of individual stocks and bonds:                                       25%           13%             9%
Commissions from the sale of direct participation programs:                                      8%            5%             1%
Other miscellaneous commission and fee income:                                                   9%            8%             8%

Investment Advisory Services

   Eastern Point Advisors, Inc., (EPA) our investment adviser subsidiary, provides investment advisory and asset management services directly to the investing public through its managed asset programs. These programs involve managed portfolios of load and no-load mutual funds, variable and fixed annuities and/or individual securities. They are provided to the public through approximately 338 investment adviser representatives. As of March 31, 2004, we had a total of $136.6 million under management. The maximum annual fee charged for these services is 3.0%, which is paid by the customer in quarterly installments. Eastern Point Advisors contributes approximately 5.2% of Investors Capital Holdings' total revenues. The following table describes assets under management specifically related to accounts managed by EPA.

   Eastern Point Advisors, Inc.                         Market Value
   ---------------------------------                     ------------

American Skandia Annuity Company                        $ 21,827,151
ING Variable Annuity                                       8,793,648
Jackson National Life Insurance Co.                        3,424,376
Jefferson National Life                                    9,662,111
Lincoln Benefit Life Insurance Co.                           956,001
Manulife                                                     215,892
Mass Mutual Life Insurance Co.                             1,478,951
Midland National                                             446,066
Nationwide Life Insurance Co.                              1,088,182
Pershing Securities Managed Asset Plan                    15,108,585
Resources Trust                                            1,232,708
SEI Trust Company                                          4,961,547
US Allianz Annuity Company                                 1,551,813
                                                        ------------
Assets Under Management:                                $ 70,747,031
                                                        ============

   Investors Capital Corporation,(ICC) in November 2003, became a registered investment advisor, Investors Capital Advisor,(ICA). (ICA) retained assets from Eastern Point Advisors, (EPA) in March of 2004. These assets under management totaled $65,938,586 and are invested in the Pershing Securities Managed Asset Plan Platform.

   In addition, our investment adviser subsidiary is the investment adviser to our retail mutual funds, the Eastern Point Advisors Twenty Fund and the Eastern Point Advisors Rising Dividend Growth Fund. Until recently, these mutual funds were marketed to the public solely by registered representatives of Investors Capital Corporation. Recently, EPA has begun making its portfolios available to other broker-dealers. We have entered into selling agreements making our managed asset programs available to registered representatives of certain other broker-dealers, as well as to allow our mutual funds to be marketed by investment professionals affiliated with certain selected broker-dealers in addition to Investors Capital Corporation. These wholesaling activities increase the exposure of both the managed asset programs and the mutual funds.

   As of March 31, 2004, Eastern Point Advisors had approximately $8.5 million under management in the Twenty Fund and $1.4 million under management in the Rising Dividend Fund. The annual fee for services charged by Eastern Point Advisors to the Twenty Fund is 1.50% and .75% to the Rising Dividend Fund. These fees are paid monthly.

   As of March 31, 2004 we had approximately 338 investment adviser representatives registered with the various state securities departments. These investment adviser representatives are typically registered representatives of our wholly-owned brokerage subsidiary. Licensing requirements for these investment adviser representatives are dictated by the state in which they conduct business. As such, prior to their clients utilizing our investment advisory services, each investment adviser representative must satisfy the requisite state licensing requirements which are typically the NASD Series 6 or 7 securities license coupled with a Series 65 or 66 license.

         Asset Allocation Strategy: Eastern Point Advisor's asset allocation strategy, and Investors Capital Advisor,(ICA) utilized by approximately 2,171 investors as of March 31, 2004, is based on the principle that, by investing in a combination of asset classes, risk may be reduced while seeking to provide enhanced returns. Thus, by combining asset classes that typically do not move in tandem, the volatility of the customer's investment portfolio may be lowered while, at the same time, providing the opportunity for possible increased long-term returns. In implementing this asset allocation strategy for each individual customer, the Company utilizes the following three steps:

     With the use of detailed questionnaires completed during personal interviews, we determine a customer's ascertained tolerance for risk, investment goals, age, time horizon, investment experience, and financial and personal circumstances. Based upon these facts, we will recommend an overall investment allocation consisting of a suggested percentage of stocks, bonds and cash.

     Should the customer agree with the recommended overall investment allocation, we will then select what we believe to be the appropriate investment vehicles for the particular customer from a universe of mutual funds, variable annuities and individual securities.

     Following implementation of the recommended portfolio, our investment adviser subsidiary monitors the performance of the portfolio, communicates the model's performance to the client quarterly basis minimally and makes any necessary changes based upon performance, changes in a customer's financial situation, goals or risk tolerance or any other factor relevant to the composition of the customer's portfolio.

   Fee-Based Compensation Structure: As required by the Investment Advisers Act of 1940, compensation is based on an annual fee calculated as a percentage of total assets under management rather than a transaction-based commission or performance fee.

Insurance Operations

   ICC Insurance Agency, Inc., our wholly-owned insurance agency subsidiary, facilitates the sale of variable life insurance and variable annuities by our registered representatives. In certain states, a separately licensed insurance entity is required in order to transact variable life and annuity business. This entity is properly licensed in all states in which such licensing is required. One hundred percent of all funds realized by this entity flow through as revenue to our broker-dealer subsidiary.

Mutual Funds

   The Eastern Point Advisors Twenty Fund: The Eastern Point Advisors Twenty Fund, formally known as the Investors Capital Twenty Fund, is our growth-oriented mutual fund, which became available for sale on October 19, 1999. We created this mutual fund to compliment our existing product lines with the rationale that our mutual fund would provide investors with a convenient way to meet their financial goals and, at the same time, provide new sales opportunities for representatives of our broker-dealer subsidiary.

   The Eastern Point Advisors Twenty Fund invests in a portfolio of common stocks believed to offer capital appreciation potential. As such, the Fund may be more suitable for those investors who seek capital appreciation and are willing to accept a significant degree of volatility and risk. The Eastern Point Advisors Twenty Fund utilizes a non-diversified portfolio of 20 to 30 common stocks of companies of any size, regardless of industry or sector, which may include smaller emerging companies. As of March 31, 2004, the Eastern Point Advisors Twenty Fund had assets of $8,544,212.

   Class A Shares of the Eastern Point Advisors Twenty Fund carry a maximum one-time, up-front sales charge to the investor of 5.75%. This sales charge decreases as the dollar amount of the investor's investment increases. Class C Shares have no such up-front sales charge but, in addition to annual management fees, carry a 1.00% per year annual fee.

   The Eastern Point Advisors Rising Dividend Fund: The Eastern Point Advisors Rising Dividend Growth Fund, is our second growth-oriented mutual fund, which became available on March 5, 2004. EPA created this mutual fund to extend our existing products and enhance our mutual fund offerings while providing investors with another vehicle to effectively manage their assets.

   The Eastern Point Advisors Rising Dividend Growth Fund invests in sustainable companies that provide every indication that they maintain the financial stability to prosper in all kinds of economic climates. The fund's objective is long-term growth of capital and current income investing in common stocks of domestic and foreign companies that have increased their dividend payments to shareholders at least each year for the past ten years.

   The Rising Dividend Growth Fund focuses on companies with solid histories, strong finances and positive prospects. Typical portfolios consist of approximately 20-50 holdings of companies with stockholder oriented management teams, who manage debt well, and have reasonable stock prices and solid growth rates. As of March 31, 2004, the Eastern Point Advisors Rising Dividend Growth Fund had assets of $1,397,917.

Our Strategy

Key elements to achieve our corporate objectives include:

   Increase brand awareness: We plan to increase our brand recognition to attract new clients and representatives. We are implementing a comprehensive marketing plan to attract more clients and experienced representatives, build market awareness, educate the investing public and retain customer loyalty. We intend to accomplish this strategy through direct marketing, advertising through our marketing department, use of our web site, various public relations programs, web and live seminars, print advertising, radio and television air time. In addition, we have committed to opening company-operated offices in selected strategic geographic locations across the country. In this regard, we have already opened an investment center in Topsfield, Massachusetts and recruiting centers in New York City and Florida.

   Expand client relationships: We intend to expand our relationships with representatives and investors by increasing our sales and marketing efforts. We plan to target sophisticated and experienced investors and financial institutions of all sizes, including professional money managers and registered investment advisers. Because these participants typically execute more trades per year than traditional retail investors and expect lower commissions, need real-time access to information and quick order execution, the market for their business is currently serviced inadequately. We believe that we can profitably fill this market niche.

   Provide value-added services to our clients: We will continue to provide our clients with access to a pool of well-trained representatives, access to up-to-date market and other financial information, and direct access to our trade desk that is online with various stock exchanges and institutional buyers and sellers. We will also continue to provide trading before and after traditional market hours to our clients.

   Create technologically innovative solutions to satisfy clients' needs: We intend to continue our active efforts in pursuing additional technologies to service the rapidly evolving financial services industry. Specifically, we are developing our web site to enable our clients to trade equity securities more efficiently via the Internet, monitor on-line the history and current status of their accounts at any time and access all types of financial and other information to enhance their situations. Also, we have developed personalized Internet web sites for our representatives. These personalized sites provide the clients of our representatives, through the use of passwords and firewalls, a secure and private interface directly to our proprietary web site. This allows these clients to perform market research, buy and sell securities on-line, monitor their accounts and utilize financial calculators.

   Build and expand our corporate presence: We intend to expand our branch office locations to strategically situated metropolitan locations throughout the United States. We have expanded in Massachusetts, New York and Pennsylvania, and intend to expand in California and Florida. We also continue to explore strategic alliances, acquisitions and other opportunities to provide our clients with the best possible services and products.

   Expand our product and service offering through strategic relationships: We will continue to actively pursue alliances with various companies to increase trading volume, capitalize on cross-selling opportunities, create additional markets for our asset management programs and mutual fund sales, take advantage of emerging market trends and create operational efficiencies and further enhance our name recognition. We have no present agreements, plans, arrangements or understandings regarding any acquisitions and have not identified any specific criteria that such acquisitions must meet.

Competition

   Our competitors vary in size, scope and breadth of services offered. We encounter direct competition from numerous other brokerage firms that have electronic brokerage services and full research capabilities. We also encounter competition from established, full-commission brokerage firms, as well as insurance companies with securities brokerage subsidiaries, financial institutions, mutual fund sponsors and others who utilize financial planning representatives paying their own office costs and expenses. Competitors utilizing similar representatives include Linsco Private Ledger and Commonwealth Financial Network, and various insurance companies with securities brokerage subsidiaries.

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

   We believe that our ability to compete depends upon many factors both within and outside our control, including:
         Our ability to attract and retain a network of experienced investment professionals; The effectiveness, ease of use, performance and features of our technology and services; Client perceptions of the effectiveness of our services and technology; The price and quality of our services; The volatility of financial markets and the world economy; Our ability to service our clients effectively and efficiently; The timing and acceptance of our new products and services and enhancements to existing products and services developed by us or our competitors; and Our reputation in the financial services industry.

   Mutual Funds: Mutual funds are continuously being introduced to the investing public. These funds are being offered by new, as well as existing, mutual fund companies. Many of our mutual fund competitors have greater financial, technical, marketing and distribution resources. We believe that we can become competitive through our sales force and through selling agreements with other broker-dealers.

How We Are Regulated

   Broker-Dealer Regulation: The securities industry is subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for administering the federal securities laws. Our wholly-owned subsidiary, Investors Capital Corporation is a broker-dealer registered with the SEC. Under the Securities Exchange Act of 1934, every registered broker-dealer that conducts business with the public is required to be a member of and is subject to the rules of the NASD.

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

   The SEC and other regulatory bodies in the United States have rules with respect to net capital requirements that affect our broker-dealer subsidiary. These rules are designed to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities, types of securities business conducted and the size of their customer business. These rules have the effect of requiring that a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration with the SEC and suspension and expulsion by the NASD and other regulatory bodies, and ultimately may require its liquidation. The rules could restrict underwriting, trading activities, our ability to withdraw capital, pay dividends, pay interest on and repay the principal of any debt, among other matters.

   Registered Investment Adviser Regulation: The Investment Advisors Act of 1940 ("Advisors Act") regulates the registration of and the compensation that may be charged by an SEC registered investment adviser. Investment advisers are subject to the same oversight by the SEC and the various states as are broker-dealers. Investment advisers are required to register with the SEC, except those that are only required to register with the appropriate state regulatory agency, are required to periodically file reports and are subject to periodic or special examinations. Rules promulgated under the Advisers Act govern advertisements by investment advisers and the custody or possession of funds or securities of a client. Most states require registration by investment advisers unless an exemption is available and impose annual registration fees. Some states also impose minimum capital requirements. There can be no assurance that compliance with existing and future requirements and legislation will not be costly and time consuming or otherwise adversely impact our business in this area.

   As a registered investment adviser under the Investment Advisors Act of 1940, our wholly-owned subsidiary, Eastern Point Advisors, is subject to regulations which cover various aspects of its business, including compensation arrangements. Under the Advisers Act, every investment advisory agreement with clients must expressly provide that such contract may not be assigned by the adviser without the consent of the client. Under the Investment Company Act of 1940, every investment adviser's agreement with a registered investment company must provide for the agreement's automatic termination in the event it is assigned. Under both the Advisers Act and the Investment Company Act, an investment advisory agreement is deemed to have been assigned when there is a direct or indirect transfer of the Agreement, including a direct assignment or a transfer of a "controlling block" of the adviser's voting securities or, under certain circumstances, upon the transfer of a "controlling block" of the voting securities of its parent corporation. A transaction is not, however, an assignment under the Advisers Act or the Investment Company Act if it does not result in a change of actual control or management of the investment adviser. Any assignment of Eastern Point Advisors' investment advisory agreements would require, as to any registered investment company client, the approval of a majority of its shareholders, and as to other advisory clients, the consent of such clients to such assignments.

   Regulations Applicable to the Use of the Internet: Due to the increasing popularity and use of the internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the internet or other online services covering issues such as user privacy, pricing, content copyrights and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.

   Also, the recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies. The applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is also uncertain and may take years to resolve. Finally, as our services are available over the Internet in multiple states, and as we have numerous clients residing in these states, these jurisdictions may claim that we are required to qualify to conduct business as a foreign corporation in each such state. While Investors Capital Corporation is currently registered as a broker-dealer in all 50 states, Puerto Rico and the District of Columbia, we are qualified to conduct business as a foreign corporation in only a few states. Failure by our company to qualify as a broker-dealer in other jurisdictions or as an out-of-state or "foreign" corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify. Our business could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the applications of existing laws and regulations to the internet and other online services.

Employees:

   As of March 31, 2004, we had 56 full-time employees, the majority of which are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements with other individuals on an as-needed basis to assist with programming and developing proprietary technologies.

Available information:

   We file our annual report on Form 10-K, quarterly reports on Form 10-Q, periodic information on Form 8-K, our proxy statement, and other required information with the SEC. Shareholders may read and copy any materials on file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet web-site, http://www.sec.gov, that contains reports, proxy and information statements and other information with respect to our filings.


   Our website address is http://www.investorscapital.com. We make available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All documents are also available in print at no charge to any shareholder who requests them in writing to Darren Horwitz, Manager Corporate Communications, Investor Relations, 230 Broadway East, Lynnfield, MA 01940.

ITEM 2. Properties:

   Our principal executive offices are located in a 9,068 square foot facility at 230 Broadway East, Lynnfield, Massachusetts 01940. This facility is comprised of several office condominiums owned by different entities, which lease the office space to the Company. A portion of the space which is leased to the Company, including Investors Capital Corporation and Eastern Point Advisors, is owned by Arlsburg Trust, the trustee of which is the principal stockholder of Holdings, and Investors Realty, LLC, the principal member of whom is the principal stockholder of Holdings. The remainder is leased from an unrelated entity. The combined current annual rent was $233,858 and is comparable to current market rates for similar space in our geographic area. The leases expire in March 2005. In addition, the Company leases office space from the Arlsburg Trust for its investment center located in Topsfield, Massachusetts. Rent expense for the investment center was $36,000 for the year ended March 31, 2004. On December 1, 2003, Investors Capital Corporation leased at fair market value an additional 1,832 square feet of office space from Investors Realty, LLC.

ITEM 3. Legal Proceedings:

   The Company operates in a highly litigious and regulated business and, as such, is a defendant or codefendant in various lawsuits and arbitrations incidental to its securities business. The Company is vigorously contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainty routine in these matters. Currently, there are various lawsuits and/or arbitrations filed against the Company. For the majority of claims, the Company's errors and omissions (E&O) policy limits the maximum exposure in any one case to $75,000, and in certain of these cases, the Company has the contractual right to seek indemnity from related parties. As such, Management, in consultation with counsel, believes that resolution of all such litigation is not expected to have a material adverse effect on the consolidated financial results of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders:

   No matter was submitted to a vote of security holders of Investors Capital Holdings, Ltd. during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters:
   Investors Capital Holdings' common stock began trading on The American Stock Exchange (AMEX) under the symbol "ICH" on February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of June 15, 2004, exclusive of shares held in street name, there were 62 stockholders of record and 5,731,921 shares outstanding.

   The following table presents the high and low closing prices for the common stock of Investors Capital Holding, Ltd. on the AMEX for the period indicated.

                                                                                               High       Low
                                                                                               ----       ---

Fiscal 2004
For the period from April 1, 2003 through June 30, 2003.................................      $3.01     $1.80
For the period from July 1, 2003 through September 30, 2003.............................      $3.58     $2.78
For the period from October 1, 2003 through December 31, 2003...........................      $5.70     $3.15
For the period from January 1, 2004 through March 31, 2004..............................      $6.14     $5.00

Fiscal 2003
For the period from April 1, 2002 through June 30, 2002.................................      $2.35     $1.75
For the period from July 1, 2002 through September 30, 2002.............................      $2.00     $1.75
For the period from October 1, 2002 through December 31, 2002...........................      $2.40     $1.70
For the period from January 1, 2003 through March 31, 2003..............................      $2.05     $1.63

Fiscal 2002
For the period from April 1, 2001 through June 30, 2001.................................      $6.00     $3.11
For the period from July 1, 2001 through September 30, 2001.............................      $3.75     $2.20
For the period from October 1, 2001 through December 31, 2001...........................      $3.49     $2.50
For the period from January 1, 2002 through March 31, 2002..............................      $2.99     $2.00

Fiscal 2001
For the period from February 8, 2001 through March 31, 2001.............................      $8.00     $5.55

   Investors Capital Holdings, Ltd. did not pay dividends for the year ended March 31, 2004. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. See Regulation and Management's Discussion and Analysis--Liquidity and Capital Resources, included elsewhere in this Form 10-K.

ITEM 6. Selected Financial Data:

   The following table sets forth certain selected historical consolidated financial data. The selected income statement data for each of the years in the three year period ended March 31, 2004, 2003 and 2002 and balance sheet data as of March 31, 2004 and 2003 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, also included elsewhere in this Form 10-K. The following selected income statement data for the years ended March 31, 2001 and 2000 and balance sheet data as of March 31, 2002, 2001 and 2000 are derived from our audited consolidated financial statements not included herein. The following selected consolidated financial data has been prepared in accordance with generally accepted accounting principles generally accepted in the United States. Due to certain reclassifications, commission and advisory fee income has changed; however, this reclassification did not change the outcome of the financials for the comparative years mentioned above.

                                                                        For the Year Ended March 31,
                                                   2004              2003              2002            2001              2000
                                                -----------       -----------       -----------     -----------       -----------
Income Statement Data:

Total Revenues...............................   $48,964,074       $34,797,047       $29,519,260     $30,086,799       $23,976,988
Operating Income (loss)                          $1,439,657          $311,799          $160,368        $(68,730)         $186,455
Operating Income (loss) per share, basic               $.25              $.06              $.03           $(.01)             $.04
Operating Income (loss) per share, diluted             $.25              $.05              $.03           $(.01)             $.04

Net income (loss)............................      $790,413          $115,891            $4,137       $(104,306)          $90,325

Net income (loss) per share, basic...........          $.14              $.02             $0.00          $(0.02)             $.02

Net income (loss) per share, diluted.........          $.14              $.02             $0.00          $(0.02)             $.02

Weighted average common shares
   outstanding, basic........................     5,720,843         5,717,380         5,717,931       4,789,007         4,609,491
Weighted average common shares
   outstanding, diluted .....................     5,877,075         5,790,060         5,818,695       4,789,007         4,782,491

Cash dividends declared per share............           $ -               $ -               $ -             $ -               $ -


                                                                         As of March 31,
                                                   2004              2003              2002            2001              2000
                                                -----------       -----------       -----------     -----------       -----------

Balance Sheet Data:

Total assets........................            $13,388,879       $10,642,940       $10,114,532     $10,612,301        $4,100,065

Shareholders' equity................            $ 9,404,939       $ 8,248,640       $ 8,057,066     $ 8,122,573        $1,846,713
Shares outstanding..................              5,727,713         5,717,380         5,717,380       5,708,311         4,645,311
Equity per share at end of period...                  $1.64             $1.44             $1.41           $1.42              $.40





ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Management's discussion and analysis reviews our consolidated financial condition as of March 31, 2004 and 2003, the consolidated results of operations for the years ended March 31, 2004, 2003 and 2002 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in the Form 10-K.

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

   These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) losses may be incurred if our investment professionals fail to comply with regulatory requirements; (2) the loss of either Theodore E. Charles or Timothy B. Murphy may adversely affect our business and financial condition through the loss of significant business contacts, which would have to be replaced; (3) customer fraud could harm our earnings and profits by requiring us to expend time, money and incur actual loss, exposing us to the potential for arbitration; (4) investment professional and employee fraud and misconduct could harm our profits and earnings by causing us to expend time, money and incur actual loss, with the latter exposing us to the potential for litigation; (5) without implementation of adequate internal controls and the maintenance thereof, our ability to make money could be severely restricted by regulatory sanctions being applied against our broker-dealer subsidiary, and could result in us paying substantial fines and limit our ability to make money; (6) involvement in material legal proceedings could have a significant impact on our earnings and profits if we are found liable for such claims; (7) a change in our clearing firm could result in the inability of our customers to transact business in a timely manner due to delays and errors in the transfer of their accounts, which, on a temporary basis, could affect our earnings and profits. Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the United States Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

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

Critical Accounting Policies

   The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material effect on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

   Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value, these include: cash, cash equivalents, and securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. In accordance with FAS 115, certain financial instruments are classified as trading and available for sale. The realized gains and losses are recorded in the income statement in the period in which the transactions occurred. The unrealized gains and losses related are reflected in other comprehensive income depending on the underlying purpose of the instrument. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Off Balance Sheet Risk

   The Company is engaged in various trading and brokerage activities whose counterparties primarily include the general PUBLIC. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. Securities sold, but not yet purchased, represent obligations of the Company to purchase the security in the market at the prevailing prices to the extent that the Company does not already have the securities in possession. Accordingly, these transactions result in off-balance sheet risk when the Company's satisfaction of the obligations exceeds the amount recognized in the balance sheet. The risk of default depends on the creditworthiness of the counterparty of issuer of the instrument. It is the Company's policy to review, as necessary, the credit standings of each counterparty with which it conducts business. Commissions receivables from one source were 49% and 26% of total receivables for the years ended March 31, 2004 and 2003, respectively.

Receivable From and Payable to Brokers and Clearing Organizations

   The balances shown as receivable from and payable to brokers and clearing organizations represent amounts due in connection with the Company's normal transactions involving trading of securities. Management considers all receivables to be collectible, therefore no allowance for doubtful accounts has been provided.

Reserves

   The Company records reserves related to legal proceedings in "accrued expenses" in the consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

Results of Operations

Fiscal Year Ended March 31, 2004 Compared with Fiscal Year Ended March 31, 2003

   Total revenue of $48,964,074 increased by $14,167,027 or 40.7% for the fiscal year ended March 31, 2004, compared with total revenue of $34,797,047 for the fiscal year ended March 31, 2003. Consolidated commissions, advisory, and other fee income of $47,793,903 for the year ended March 31, 2004, increased by $13,729,865 or 40.3%, compared with a balance of $34,064,038 for the year ended March 31, 2003. This elevation can be attributed to a $13,578,074 increase in revenues provided by Investors Capital Corporation (ICC) and a $151,791 increase in advisory fee income provided by Eastern Point Advisors (EPA). The overall increase was driven by the $8,887,194 million in commissions generated from the sale of mutual funds and variable annuities during the year. In addition, $4,842,671 of additional commissions was generated from the brokerage business and other fees.

   Net marketing revenues of $836,428 increased by $353,240 or 73.1% for year ended March 31,2004, compared to $483,188 for fiscal year end March 31,2003 due to more mutual fund and, variable annuity companies, and other types of organizations participating in our marketing programs. Finally, other income improved by $83,922 or 33.6% due to an increase in cash balances from operations which generated a rise in interest and dividend income.

   The significant increase in sales volume can be attributed to enhanced marketing efforts in recruiting and business development. The marketing department focused its attention on attracting a sophisticated representative who can provide a more diversified and broader product base to clients. Additionally, the marketing team assisted the representatives in taking advantage of current market conditions through various workshops, regional and national meetings, and seminar training programs.

   Consolidated commissions and advisory fees of $39,295,954 for the year ended March 31, 2004, increased by $11,255,123 or 40.1% compared to $28,040,831 for the year ended March 31, 2003. This change can be attributed to an increase of $11,168,592 in commission expenses incurred by ICC and an increase of $86,531 in advisory fee expenses incurred by EPA. The increase in commission expense is the result of an improvement in gross revenues as noted above. Cost of sales increased proportionately with sales on a percentage basis resulting in a comparative ratio of about one-to-one, 80.3% in 2004 and to 80.6% in 2003.

   The Company realized consolidated operating income of $1,439,657 for the year ended March 31, 2004, compared with operating income of $311,799 for the year ended March 31, 2003. This 361.7% increase in consolidated operating income can be attributed to additional business generated by the brokerage firm (ICC) which has led to an improvement in operating income provided by the subsidiary. This increase was offset by a decline in operating income provided by the Company's subsidiary, Eastern Point Advisors (EPA).

   Operating income improved as gross profit rose by $2,911,904 or 43.1% versus the previous twelve-month period. In contrast, selling and administrative expenses increased by $1,784,046 or 27.7% substantiating the $1,127,858 increase in operating income. A breakdown of gross profit by product type, depicting both the dollar and percentage contribution, is presented in the following table.

                                                       % of
                               Gross Profit         Gross Profit       2004-2003          2004           2004
  Product Type             $ increase (decrease)   increase change  % Margin Change  $ Gross Margin % Gross Margin
------------------------------------------------------------------------------------------------------------------
Commissions-mutual                 $1,155,335             39.7%          36.7%         $4,299,936            44.5%
funds & variable
annuities
------------------------------------------------------------------------------------------------------------------
Commissions-trading                 1,416,086             48.6%         132.6%          2,484,005            25.7%
------------------------------------------------------------------------------------------------------------------
Commissions -Insurance                137,590              4.7%         384.8%            173,347             1.8%
Products
------------------------------------------------------------------------------------------------------------------
Commissions-
Underwriting                         (106,396)            (3.6)%        (77.0)%            31,861              .3%
------------------------------------------------------------------------------------------------------------------
Advisory Services &                    78,407              2.7%          7.34%          1,147,176            11.8%
Administration Fees
------------------------------------------------------------------------------------------------------------------
Licensing Revenue                    (225,295)            (7.7)%        (39.8)%           340,283             3.5%
------------------------------------------------------------------------------------------------------------------
Net Marketing Revenue                 353,240             12.1%          73.1%            836,428             8.7%
------------------------------------------------------------------------------------------------------------------
Other Income &
Revenues                              102,937              3.5%          40.8%            355,084             3.7%
------------------------------------------------------------------------------------------------------------------
Total                              $2,911,904              100%           N/A          $9,668,120             100%
------------------------------------------------------------------------------------------------------------------


   Contributions from mutual funds, variable products, and trading activities represented 88.3% of the total increase while net marketing revenues comprised 12.1% of the amount. An annual margin increase of $1,155,335 or 36.7% was realized from sales of mutual funds and variable annuity products. Trading activities increased on a marginal basis by $1,416,086 or 132.6% between fiscal years ended 2004 and 2003. Net marketing revenues rose by $353,240 or 73.1% over the same time period.

   The margin retention of 13% for mutual funds and variable annuities was relatively consistent with that of the prior year. However, retention from trading products increased by 5%, 22% as compared to 17%, between the fiscal years 2004 and 2003 respectively. This increase stems from the increased sale of trade products with better margins.

   Overall, increased sales volume from trading has a positive impact on the margins. Basis points from account balances held at the clearing firm, other transaction fees, and reduced clearing costs are directly related to the improving margins from higher sales volume.

         Volume increases from the selling of mutual funds and variable annuities elevated the profit margin by $1,155,335 and comprised 39.7% of the total increase in profit margin. Due to the sales volume of these products, mutual funds and variable annuity products constitute 44.5% of the overall profit margin while trading activity represents 25.7%. The remainder of the profit margin is comprised of advisory services, 11.8%; net marketing revenues, 8.7%; and licensing, insurance products, underwriting and other income and revenues, 9.3%.

   Consolidated administrative expenses of $7,197,279 for the year ended March 31, 2004 increased by $1,681,314 or 30.5%, compared with expenses of $5,515,965 for the year ended March 31, 2003. This increase is a result of a $1,040,412 elevation in compensation and benefits based on the acquisition of additional personnel to accommodate growth. An increase of $285,661 in stock compensation to registered representatives is included within the compensation and benefits amount. Regulatory, legal, and professional fees increased by $197,288 or 23.7% due to added exposure to risk from a volatile market in the last couple of years. Other administrative expenses increased by $414,694 or 58.5% as a result of increased business. These other administrative expense increase consisted of general office supplies, computer maintenance, postage and delivery, and start-up costs for the new mutual fund "The Rising Dividend Growth Fund."

   As another factor of growth, the ratio of administrative expenses to profit margin has declined to 74.4% for fiscal year ended March 31, 2004 from 81.6% for fiscal year ended March 31, 2003. The Company is reaping the benefits from the use of fixed costs applied to new business activity. Resources committed in technology and web-based reporting has guided the automation process of the business. More independent registered representatives are taking advantage of the technology. Through trading technology, representatives can process their own trades. This enables the brokerage firm to receive the benefits of "economies of scale" from fixed trading costs. The Company is able to process more transactions while maintaining stable administrative costs.

   Consolidated selling expenses were $1,031,184 for the year ended March 31, 2004, an amount that increased by $102,732 or 11.1% from the similar expenses of $928,452 for the year ended March 31, 2003. This increase can be attributed to a rise in advertising costs by $131,813 and a decline in communication costs by $29,081.

   ICC and EPA bear the administrative and selling expenses for ICH in the form of management fees paid to ICH. These management fees, contained within the following chart, have been eliminated during consolidation in the accompanying financial statements.

                                 2004                     2003
--------------------------------------------------------------------------------
ICC                            $920,714                 $625,969
--------------------------------------------------------------------------------
EPA                             394,592                  268,273
--------------------------------------------------------------------------------
Total                        $1,315,306                 $894,242
--------------------------------------------------------------------------------

   The Company recorded consolidated income taxes of $609,918 for the year ended March 31, 2004, compared with taxes of $181,791 for the year ended March 31, 2003. This increase of $428,127 or 235.5% can be attributed to the Company's increase in profitability during the same period.

   The Company generated consolidated net income of $790,413 for the year ended March 31, 2004, compared with income of $115,891 for the year ended March 31, 2003. This increase of $674,522 or 582% in net income can be attributed to an elevation of operating income over the one-year period. This fluctuation led to a rise of income before taxes of $1,102,649 or 370.4% percent from fiscal year ended 2003 through fiscal year ended 2004.

   The Company's profitability improvement resulted primarily from ICC. Total revenues increased considerably over the same period, which led to a higher annual gross profit. In addition, operating expenses did not increase proportionately with gross profit, resulting in the improved annual net income.

   Fiscal Year Ended March 31, 2003 Compared with Fiscal Year Ended March 31,
2002


   The Company generated consolidated operating income of $311,799 for the year ended March 31, 2003 compared with operating income of $160,368 for the year ended March 31, 2002. This $151,431 or 94.4% increase in consolidated operating income can be attributed to a $551,606 contribution to the margin primarily from mutual funds and variable annuities offset by a $400,175 increase in operating expenses primarily from compensation and benefits.

   Operating income has improved due to an 8.9% annual increase in gross profit. The rise in gross profit corresponds with a 6.6% annual build-up in selling and administrative expenses. A breakdown of gross profit by product type, depicting both the dollar and percentage contribution, is presented in the following table.

                                       Gross Profit                                                 2003-2002
  Product Type                      $ increase (decrease)         % of Gross Profit Increase     % Margin Change
------------------------------------------------------------------------------------------------------------------
Commissions-mutual funds &                $467,424                           85%                          17%
variable annuities
------------------------------------------------------------------------------------------------------------------
Commissions-trading                        (47,942)                          (9%)                         (4%)
------------------------------------------------------------------------------------------------------------------
Commissions -Insurance
Products                                    35,757                            6%                         N/A
------------------------------------------------------------------------------------------------------------------
Commissions-Underwriting                   138,257                           25%                         N/A
------------------------------------------------------------------------------------------------------------------
Advisory Services &                        (68,846)                         (12%)                        (6%)
Administration Fees
------------------------------------------------------------------------------------------------------------------
Licensing Revenue                          148,566                           27%                          36%
------------------------------------------------------------------------------------------------------------------
Net Marketing Revenue                      (61,183)                         (11%)                        (11%)
------------------------------------------------------------------------------------------------------------------
Other income & Revenues                    (60,427)                         (11%)                        (19%)
------------------------------------------------------------------------------------------------------------------
Total                                     $551,606                          100%                         N/A
------------------------------------------------------------------------------------------------------------------

   Revenues from consolidated commissions, advisory fee, and other fee income of $34,064,038 for the year ended March 31, 2003 increased by $5,401,722 or 18.8%, compared with similar revenue of $28,662,316 for the year ended March 31, 2002. This growth in commission, advisory fee, and other fee revenue can be attributed to a $5,777,199 increase in revenues provided by ICC, and to a $375,477 decrease in advisory fee revenue produced through EPA. The overall increase in ICC results from $3,595,568 in commissions generated from the sale of mutual funds and variable annuities during the year. In addition, $1,275,909 in commissions revenue from trading and $905,722 additional income from underwriting, licensing and other revenue was generated from the brokerage business in fiscal year 2003.

   Consolidated Net marketing revenues of $483,188 for the year ended March 31,2003 decreased by $61,183 or 11.2% compared with similar revenues of $544,371 for the year ended March 31,2002. Interest, dividends, and other income of $249,821 for the year ended March 31, 2003 decreased by $62,752 or 20.1% compared with similar income of $312,573 for the year ended March 31, 2002. Marketing revenue decreased as a result of the decrease in marketing sponsorship revenue from mutual fund and variable annuity companies. In the prior year, more fund companies participated in this program.

   Consolidated total revenue of $34,797,047 for the year ended March 31,2003 increased by $5,277,787 or 17.9% compared with similar revenues of $29,519,260 for the year ended March 31,2002. This expansion in sales volume can be attributed to an increase in sales from mutual funds, variable annuities and trading products as mentioned above. The registered representatives were able to increase their business with the support of the marketing team. The marketing team's efforts in matching mutual fund company products with the financial needs of a particular representative's client have proven to be successful in a volatile and unstable market. The Company will continue to commit resources to improving and developing our representatives' business opportunities.

   Consolidated commissions and advisory fee expenses of $28,040,831 for the year ended March 31, 2003 increased by $4,726,181 or 20.3% compared with similar expenses of $23,314,650 for the year ended March 31, 2002. This increase can be attributed to a $5,034,954 increase in commission expense incurred by ICC and a $308,773 reduction in advisory fee expense achieved by EPA. The boost in commission expense is the result of a rise in gross revenues as noted above. Cost of sales increased proportionately with sales on both a percentage basis to 80.6% from 79.0% and on a ratio basis ( about one-to-one).

   Consolidated administrative expenses of $5,515,965 for the year ended March 31, 2003 increased by $677,605 or 14.0% compared with similar expenses of $4,838,360 for the year ended March 31, 2002. This increase is due primarily to an elevation of $674,461 in compensation and benefits expenses.

   Consolidated selling expenses of $928,452 for the year ended March 31, 2003 decreased by $277,430 or 23% compared with similar expenses of $1,205,882 for the year ended March 31, 2002. This fluctuation is the result of a decrease of $139,761 in advertising-related expenses and a decrease of $137,669 in communication-related expenses. This overall decline includes reductions of selling expenses through ICC, EPA, and ICH by $152,820, $44,624, and $79,986 respectively.

   It should be noted that both ICC and EPA bear the administrative and selling expenses of the parent company, ICH in the form of management fees paid to the parent. These management fees have been eliminated in the accompanying financial statements and are listed in the following table.

                                       2003                       2002
--------------------------------------------------------------------------------
ICC                                  $625,969                   $532,677
--------------------------------------------------------------------------------
EPA                                   268,273                    228,290
--------------------------------------------------------------------------------
Total                                $894,242                   $760,967
--------------------------------------------------------------------------------

   The Company incurred consolidated income taxes of $181,791 for the year ended March 31, 2003 compared with consolidated income taxes of $125,249 for the year ended March 31, 2002. This increase of $56,542 or 45.1% can be attributed to the Company's improvement in profitability during the year.

   The Company realized consolidated net income of $115,891 for the year ended March 31, 2003 compared with consolidated net income of $4,137 for the year ended March 31, 2002. The Company's profitability resulted primarily from increases in mutual fund sales and variable annuity sales realized through the brokerage firm, ICC. Total revenues increased considerably during the fiscal year, which has resulted in a higher gross profit. The growth in net earnings by $111,754 or 2,701% can be attributed to an increase of $166,633 in net income provided by ICC, a decrease of $138,830 in net income incurred by EPA, and an increase of $83,951 in net income produced by ICH. The ICH net income improvement is the result of management fees paid to the parent from its two subsidiaries, ICC and EPA.

Liquidity and Capital Resources

   We believe that return on equity primarily is based on the use of capital in an efficient manner. Historically, we have financed our operations primarily through private equity and internally generated cash flow and not by incurring debt.

   As of March 31, 2004, cash and cash equivalents totaled $8,112,567 as compared to $7,090,643 as of March 31, 2003. Working capital as of March 31,2004 was $8,567,385 as compared to $7,418,985 as of March 31, 2003. Our ratio of current assets to current liabilities was 3.20 to 1 as of March 31, 2004 as compared to 4.35 to 1 as of March 31, 2003.

   As of March 31, 2004, our net capital ratio for the broker-dealer was 2.38 to 1 as compared to 1.98 to 1 for our fiscal year ended March 31, 2003. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of March 31, 2004, we had net capital of $1,778,941 as compared to net capital of $1,214,481 as of March 31, 2003. This resulted in excess net capital of $1,497,286 and $1,053,988, respectively, for the applicable years.

   Net cash provided by operating activities was $1,199,491 for the year ended March 31, 2004 as compared to net cash provided in operating activities of $515,211 and used $10,419 for the years ended March 31, 2003 and 2002, respectively. The $684,280 increase in 2004 compared to 2003 resulted primarily from an increase in net income. The $525,630 increase in 2003 as compared to 2002 was primarily the result of payment on our accounts receivable and loans to officers and an increase in net income. In addition, changes in our investments in marketable securities and unconsolidated affiliates completed the increase to cash flow From operating activities comparatively for years ended March 31,2003 to March 31,2002.

   Net cash used in investing activities was $90,152, $30,226 and $425,636 for the years ended March 31, 2004, 2003 and 2002, respectively. The increase in cash used of $59,926 in 2004 compared to 2003 resulted from a decline in spending on fixed assets and a decrease in cash collections from the loans outstanding to registered representatives as compared to last year.

   The decrease in cash used of $395,410 in 2003 compared to 2002 was the result of cash payments on our loans from registered representatives for growing the company's business and a decrease in spending on fixed assets.

   Net cash used in financing activities was $87,415 for 2004 and net cash provided was $268,213 for 2003. Net cash used in 2002 was $406,840. The $355,628 increase in cash used in 2004 as compared to 2003 resulted primarily from payments on the $250,000 note to the NASD for acceptance of a fine. Finally, the $675,053 cash increase in cash provided from financing activities comparatively for years ended March 31,2003 to March 31,2002 was the result of the financing to pay the NASD fine and the decrease in cash outlays for our E & O policy. We managed the timing of collection for our E & O policy for year ended March 31,2003 versus year ended March 31,2002.

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

Market Risk

   Market risk is the risk attributable to common macroeconomic factors such as gross domestic product, employment, inflation, interest rates, budget deficits and consumer sentiment. Consumer and producer sentiment is critical to our business. The level of consumer confidence determines their willingness to spend, especially in the financial markets. It is this willingness to spend in the financial markets that is key to our business. A shift in spending in this area could negatively impact us. However, senior management is constantly monitoring these economic trends in order to enhance our product line to offset any potential negative impact.

Operational Risk

   Operational risk refers to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution processing of transactions, deficiencies in the Company's technology or financial or financial operating systems and inadequacies or breaches in the Company's control processes. Managing these risks is critical, especially in a rapidly changing environment with increasing transaction volume. Failure to manage these risks could result in material financial loss to the Company. To mitigate these risks, the Company had developed specific policies and procedures designed to identify and manage operational risk. These policies and procedures are reviewed and updated on a continuing basis to ensure that this risk is minimized.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Market risk is present in our business due to price changes in equities, changes in interest rates, and credit ratings in debt instruments. We are also exposed to market risk as a result of asset management of a client's portfolio. Market risk is present in our normal business activity as a result of our involvement as principal in the execution of trading activity and delivery of fixed and variable investment products. We conduct our business as a brokerage and advisory firm clearing through another broker dealer on a fully disclosed basis to minimize our market risk. Additional information pertaining to market risk is contained in "Managements' Discussion and Analysis of Financial Condition and Results of Operations" under the caption " Risk Management" of this Form 10-K.

ITEM 8. Financial Statements and Supplementary Data.

   To the Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries Lynnfield, Massachusetts

                          INDEPENDENT AUDITORS' REPORT


   We have audited the accompanying consolidated balance sheet of Investors Capital Holdings, Ltd. and Subsidiaries (the "Company") as of March 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Capital Holdings, Ltd. and Subsidiaries at March 31, 2004, and the consolidated results of their operations and their cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Brown & Brown, LLP


Boston, MA
May 20, 2004

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

                                          /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                          --------------------------------------
West Peabody, Massachusetts                   SHATSWELL, MacLEOD & COMPANY, P.C.
May 15, 2003

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,        March 31,
                                                                          2004            2003
                                                                      ------------    ------------
Assets

Current Assets

     Cash and cash equivalents ....................................   $  8,112,567    $  7,090,643
     Deposit with clearing organization, restricted ...............        175,000         175,000
     Accounts receivable ..........................................      3,785,423       1,940,450
     Investments in available-for-sale securities .................         56,339          42,195
     Income taxes receivable ......................................           --            60,113
     Marketable securities, at market value .......................         17,422         132,471
     Prepaid expenses .............................................        310,270         195,702
                                                                      ------------    ------------
                                                                        12,457,021       9,636,574
Property and equipment, net .......................................        503,316         525,174

Long-Term Investments
     Equity investments, at cost ..................................         40,000          47,500
     Investment in unconsolidated affiliate .......................         85,820          64,495
                                                                      ------------    ------------
                                                                           125,820         111,995
Other Assets
     Other assets .................................................         99,295         169,720
     Deferred tax asset, net ......................................         69,721            --
     Receivables from officers ....................................         64,400         104,088
     Loans receivable from registered representatives .............         69,306          95,389
                                                                      ------------    ------------
                                                                           302,722         369,197

          TOTAL ASSETS ............................................   $ 13,388,879    $ 10,642,940
                                                                      ============    ============

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable .............................................   $    570,236    $    403,444
     Accrued expenses .............................................        435,067         377,783
     Notes payable ................................................         78,999          97,229
     NASD settlement payable (current portion) ....................         54,375         101,321
     Commissions payable ..........................................      2,078,196       1,130,539
     Income taxes payable .........................................        582,721            --
     Securities sold, not yet purchased, at market value ..........         90,042         107,273
                                                                      ------------    ------------
                                                                         3,889,636       2,217,589

Long-Term Liabilities

     NASD settlement payable ......................................         94,304         148,679
     Deferred income tax liability, net ...........................           --            28,032
                                                                      ------------    ------------
                                                                            94,304         176,711


          Total liabilities .......................................      3,983,940       2,394,300
                                                                      ------------    ------------
Commitments and contingencies (Note 14)

Stockholders' Equity:

     Common stock, $.01 par value, 10,000,000
      shares authorized; 5,731,598 issued and 5,727,713 outstanding
      in 2004; 5,721,265 issued and 5,717,380 outstanding in 2003 .         57,316          57,213
     Additional paid-in capital ...................................      8,520,931       8,169,292
     Retained earnings ............................................        844,670          54,257
       less: Treasury stock, 3,885 shares at cost .................        (30,135)        (30,135)
     Accumulated other comprehensive income (loss) ................         12,157          (1,987)
                                                                      ------------    ------------

            Total stockholders' equity ............................      9,404,939       8,248,640
                                                                      ------------    ------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY ............................................   $ 13,388,879    $ 10,642,940
                                                                      ============    ============


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   YEARS ENDED

March 31,

                                                                      2004           2003         2002
                                                                  ------------   -----------   -----------
Revenues:
Commission, advisory & other fee income                            $47,793,903   $34,064,038   $28,662,316
Marketing revenue                                                      836,428       483,188       544,371
Other income                                                           333,743       249,821       312,573
                                                                   -----------   -----------   -----------
Total Revenue                                                       48,964,074    34,797,047    29,519,260


Commission and advisory fees                                        39,295,954    28,040,831    23,314,650
                                                                   -----------   -----------   -----------
           Gross profit                                              9,668,120     6,756,216     6,204,610
                                                                   -----------   -----------   -----------
Operating expenses:

   Advertising                                                         611,435       479,622       619,383
   Communications                                                      419,749       448,830       586,499
                                                                   -----------   -----------   -----------
Selling                                                              1,031,184       928,452     1,205,882
                                                                   -----------   -----------   -----------

   Compensation and Benefits                                         4,569,398     3,528,986     2,854,525
   Regulatory, legal and professional                                1,028,901       831,613       804,173
   Occupancy                                                           474,998       446,078       440,092
   Other administrative expenses                                     1,123,982       709,288       739,570
                                                                   -----------   -----------   -----------
Administrative                                                       7,197,279     5,515,965     4,838,360
                                                                   -----------   -----------   -----------
         Total Operating Expenses                                    8,228,463     6,444,417     6,044,242
                                                                   -----------   -----------   -----------
           Operating income                                          1,439,657       311,799       160,368
                                                                   -----------   -----------   -----------
Other expense:

            Interest expense                                            39,326        14,117        30,982
                                                                   -----------   -----------   -----------
           Total other  expense                                         39,326        14,117        30,982
                                                                   -----------   -----------   -----------
Income before taxes                                                  1,400,331       297,682       129,386
Provision for income taxes                                             609,918       181,791       125,249
                                                                   -----------   -----------   -----------
           Net income                                              $   790,413   $   115,891   $     4,137
                                                                   ===========   ===========   ===========

Earnings per common share
   Basic and diluted earnings per common share:

           Net income                                              $      0.14   $      0.02   $      0.00
                                                                   ===========   ===========   ===========

Share data:

   Weighted average shares used in basic earnings per
     common share calculations                                       5,720,843     5,717,380     5,717,931
Plus:  Incremental shares from assumed exercise of stock options       156,232        72,680       100,764
                                                                   -----------   -----------   -----------
   Weighted average shares used in diluted earnings per
     common share calculations                                       5,877,075     5,790,060     5,818,695
                                                                   ===========   ===========   ===========


           The accompanying notes are an integral part of these consolidated financial statements.


                                        INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                                        -------------------------------------------------
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   ----------------------------------------------------------
                                            Years Ended March 31, 2004, 2003 and 2002
                                           ------------------------------------------

                                                                      Retained                          Accumulated
                                  Common Stock         Additional     Earnings                             Other
                              --------------------      Paid-in    (Accumulated        Treasury        Comprehensive
                                Shares      Amount       Capital      Deficit)           Stock           Income (Loss)      Total
                              --------------------     ----------   ------------       ----------      ---------------   -----------
Balance, March 31, 2001       5,708,311     42,258      8,151,760      (65,771)            --               (5,674)       8,122,573
Costs related to initial
   public offering                                         (1,458)                                                           (1,458)
Common stock adjustment          12,954     14,955        (14,955)                                                               --

Purchases of treasury stock                                                              (30,135)                           (30,135)
Comprehensive loss:
   Net income                                                            4,137
   Net unrealized losses                                                                                   (38,051)
     Comprehensive loss                                                                                                     (33,914)
                              ---------  ---------     ----------    ---------          --------        ----------       ----------
Balance, March 31, 2002       5,721,265     57,213      8,135,347      (61,634)          (30,135)          (43,725)       8,057,066
Stock-based compensation                                   33,945                                                            33,945
Comprehensive income:
   Net income                                                          115,891
   Net unrealized gains                                                                                     41,738
     Comprehensive income                                                                                                   157,629
                              ---------  ---------     ----------    ---------          --------        ----------       ----------
Balance, March 31, 2003       5,721,265    $57,213     $8,169,292    $  54,257          $(30,135)       $   (1,987)      $8,248,640
Stock-based compensation                                  319,606                                                           319,606
Stock issued employees           10,000        100         31,400                                                            31,500
Exercised stock options             333          3            633                                                               636
Comprehensive income:
         Net Income                                                    790,413
         Net Unrealized gains                                                                               14,144
           Comprehensive income                                                                                             804,557
                              ---------  ---------     ----------   ----------          --------        -----------      -----------
Balance, March 31, 2004       5,731,598    $57,316     $8,520,931    $ 844,670          $(30,135)       $   12,157       $9,404,939
                              =========  =========     ==========   ==========          ========        ==========       ==========

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

   Accumulated other comprehensive loss as of March 31, 2004, 2003 and 2002 consists of net unrealized holding losses on available-for-sale securities, net of taxes.

The accompanying notes are an integral part of these consolidated financial statements.

                                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                                -------------------------------------------------
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ----------------------------------------------
                                    Years Ended March 31, 2004, 2003 and 2002
                                    -----------------------------------------

                                                                            2004            2003              2002
                                                                         -----------     ----------        ----------
Cash flows from operating activities:
       Net income.......................................................   $790,413       $115,891         $   4,137
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
           Depreciation and amortization................................    138,093        140,954           133,932
           Realized loss on securities..................................          -         55,834           (31,947)
           Change in deferred taxes.....................................    (97,753)        59,962           (44,930)
           Stock option compensation....................................    319,606         33,945                 -
           Change in marketable securities..............................     97,818         30,737           (77,667)
           Unrealized gain on investments...............................      7,500              -                 -
           Income loss on investment in unconsolidated affiliates.......    (21,325)        25,202            90,334

     Change in operating assets and liabilities
           Decrease (increase) in accounts receivable................... (1,844,973)       160,750           (91,949)
           Increase in prepaid expenses and other assets................    (44,143)       (22,789)             (156)
           Decrease in income taxes receivable..........................     60,113        (60,113)           88,124
           Decrease (increase) in loans receivable from officers........     39,688         31,990           (26,751)
           Increase (decrease) in taxes payable.........................    582,721       (149,108)          149,108
           Increase (decrease) in accounts payable .....................    166,792        (75,876)         (160,471)
           Increase(decrease) in accrued expenses.......................     57,284        173,969           (45,758)
           Increase (decrease) in commissions payable...................    947,657         (6,137)            3,575

               Net cash provided by operating activities................  1,199,491        515,211           (10,419)


Cash flows from investing activities:

       Purchases of property and equipment..............................   (116,235)      (134,832)         (225,640)
       Decrease in loans receivable from registered representatives.....     26,083        104,606          (199,996)
                                                                         -----------     ----------        ----------

              Net cash used in investing activities.....................    (90,152)       (30,226)         (425,636)
                                                                         -----------     ----------        ----------


                                       See Notes to Consolidated Financial Statements.


                                           INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                                                   2004            2003         2002
Cash flows from financing activities:                                           ----------      ----------   ----------
        Note Payable:

           (Payments) Increases on Note Payable..........................          (18,230)          18,213     (375,245)
           (Payments) Increases on notes payable and NASD settlement.....         (101,321)         250,000
        Additional paid in capital:
           Issuance of employee stock ...................................           31,400
                  Exercise of stock options .............................              633
           Additional public offering cost                                                                       (16,414)

        Common stock:

           Issuance of employee stock ...................................              100
            Exercise of stock options ...................................                3
            Adjustment common stock to par value                                                                  14,954
            Treasury stock purchases ....................................                                        (30,135)
                                                                               ------------      -----------  -----------
              Net cash (used in) provided by in financing activities.....          (87,415)         268,213     (406,840)
                                                                               ------------      -----------  -----------
Net increase (decrease) in cash and cash equivalents.....................        1,021,924          753,198     (842,895)

Cash and cash equivalents, beginning of period...........................        7,090,643        6,337,445    7,180,340
                                                                               ------------      -----------  -----------

Cash and cash equivalents, end of period.................................       $8,112,567       $7,090,643    6,337,445
                                                                               ============      ===========  ===========

Supplemental disclosures of cash flow information:

     Interest paid.......................................................          $39,326          $14,117      $30,982
                                                                               ============      ===========  ===========

     Income taxes paid (received)........................................         $124,000         $331,050     $(67,052)
                                                                               ============      ===========  ===========

     Transfer of security to securities not readily marketable from
           receivable from officers......................................              $--          $30,000          $--
                                                                               ============      ===========  ===========



            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------


NOTE 1 - NATURE OF OPERATIONS
-----------------------------

   Investors Capital Holdings, Ltd., (the Company or "ICH") and its wholly-owned subsidiaries, Investors Capital Corporation ("ICC"), Eastern Point Advisors, Inc. ("EPA") and ICC Insurance Agency, Inc. are engaged throughout the United States in the financial services industry as general securities brokers and asset managers. ICC is a dually registered broker-dealer under the Securities Exchange Act of 1934 and a Registered Investment Advisor with a national network of independent financial representatives. These representatives are licensed to sell securities through ICC, with the National Association of Securities Dealers (the "NASD") and the Securities and Exchange Commission (the "SEC") acting as the requisite federal and local regulatory agencies. The Company clears its public customer accounts on a fully disclosed basis through a clearing broker. EPA is a Federally Regulated Advisor subject to the Securities and Exchange Commission under the Investment Adviser's Act of 1940. The primary activity of EPA is to provide portfolio and mutual fund management services to both individual investors and institutional clients, such as banking institutions, pension funds, endowments, and trusts on a fee basis.
ICC Insurance Agency, Inc. facilitates the sale of variable life insurance and variable annuities by our registered representatives.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

   The significant accounting policies of the Company are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

         BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ICC, EPA and ICC Insurance Agency, Inc. All significant inter-company items and transactions have been eliminated in the consolidation.

         USE OF ESTIMATES AND ASSUMPTIONS:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATIONS:

         Certain amounts in 2002 and 2003 were reclassified to permit comparison with 2004 classifications. Included in these reclassifications, were reclassification of marketing and interest and dividend income that had no impact on previously reported net income and retained earnings.

         REVENUE RECOGNITION:

         Revenues are generated as a result of the purchase and sale of investment securities. Revenue is also generated through the sale of insurance products and marketing activities. All commission revenues and related commission expenses are recorded on a settlement date basis. The Company earns an advisory fee based on a client's portfolio value on portfolios managed by EPA. These fees are billed either in advance or in arrears depending on the written agreement with the client. Accordingly, management recognizes advisory fees in revenue for the period earned.

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flow, cash and cash equivalents includes cash in checking and savings accounts, cash at a clearing broker-dealer and short-term investments with original maturities of 90 days or less.

         CUSTOMER ACCOUNTS:

         The Company's customer accounts are carried on the books of various custodians, on a fully disclosed basis.

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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

         MARKETABLE SECURITIES:

         The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". SFAS No. 115 requires companies to classify their short-term investments as trading, available-for-sale, or held-to-maturity. The Company's marketable securities consist of fixed income instruments and mutual funds and have been classified by management as trading. Accordingly, realized and unrealized gains and losses at year-end are included in the earnings of the Company. The fair market value of these securities was determined based on quoted market prices.

         The Company conducts its principal trading through two designated trading accounts. One of these accounts is used to facilitate fixed income trading on a same day buy-sell basis. The second account is used to facilitate fixed income trading for representatives and may carry positions overnight. These securities are normally held in the account for no longer than 30 days and are recorded at market value.

         PREMISES AND EQUIPMENT:

         Furniture, equipment and leasehold improvements are stated at cost. Maintenance and repairs are charged to operations. Depreciation is provided utilizing the straight-line method over the shorter of either their estimated useful lives, generally five to seven years, or lease term, if applicable.

         ADVERTISING:

         The Company expenses all promotional costs as incurred.

         INCOME TAXES:

         The Company accounts for income taxes under provisions of Statement of Financial Accounting Standards ("SFAS") SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which uses the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company management has not recorded a valuation allowance against the deferred tax assets as management believes it is more likely than not that they will be realized.

         EARNINGS PER SHARE


         The Company reports net income per share in accordance with the SFAS No. 128, "EARNINGS PER SHARE." Diluted earnings per share does not include the effect of stock options as it has an antidilutive effect on EPS(See Note 16). In accordance with SFAS No. 128, basic and diluted net income per common share was determined by dividing net income by the weighted average number of common shares outstanding during the period.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

          STOCK BASED COMPENSATION:

          The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. During the first quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure." The following table illustrates the effect on net income
          (loss) had the Company adopted the fair value based model of accounting for stock-based employee compensation for all periods presented.

                                                                                  For the Years Ended March 31,
                                                                               -----------------------------------
                                                                                 2004         2003          2002
                                                                               ---------    ---------     --------

         Net income (loss), as reported                                        $790,413     $115,891      $ 4,137
         Deduct:  Total stock-based employee compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                           (9,903)      (13,458)      (9,233)
                                                                               ---------    ---------     --------
         Pro forma net income (loss)                                           $780,510     $102,433      $(5,096)

         Earnings (loss) per share:
           Basic - as reported                                                    $0.14        $0.02        $0.00
           Basic - pro forma                                                      $0.14        $0.02        $0.00
           Diluted - as reported                                                  $0.14        $0.02        $0.00
           Diluted - pro forma                                                    $0.14        $0.02        $0.00


         SEGMENT REPORTING:

         The Company makes disclosures about products and services, geographic areas, and major customers in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB Emerging Issues Task Force released Issue No. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("EITF 03-1"). EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity and investments accounted for under the cost method or equity method. The Company's management is currently reviewing and evaluating the scope of EITF 03-1.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

   In January 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIEs, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("FIN 46"). This interpretation establishes accounting guidance for consolidation of variable interest entities ("VIE") that function to support the activities of the primary beneficiaries. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. The entity shall disclose the primary beneficiary of a variable interest entity, including the nature, purpose, size, and activities of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity. A public registrant shall apply this interpretation to all entities that are subject to this interpretation by the beginning of the first annual period beginning after December 15, 2004. In December 2003, the FASB issued FIN 46 Revised ("FIN 46R"), which revised the required application period by public entities to various dates in 2004 and 2005. The Company's management has reviewed and evaluated the scope of FIN 46 and FIN 46R and has determined it will not have a material impact on its consolidated financial position or consolidated results of operations.


   In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Pursuant to FASB Staff Position No. 150-3, "EFFECTIVE DATE, DISCLOSURES, AND TRANSITION FOR MANDATORY REDEEMABLE NON-CONTROLLING INTERESTS" under FASB Statement No. 150", "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY", the effective date of application for public registrants relates to all financial instruments created or modified after May 31, 2003. Adoption of FASB No. 150, based on present fact and circumstances, is not expected to have a material affect consolidated financial position or consolidated results of operations.


   For all other financial instruments that are mandatorily redeemable, the provisions of Statement No. 150 are deferred indefinitely pending further Board action. The Company's management is currently reviewing and evaluating the scope of FAS 150 to determine its effect on the Company's financial position and results of operations.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------


NOTE 3 - NET CAPITAL
--------------------
   The Company's wholly owned subsidiary ICC, is subject to the Securities and Exchange Commission's regulations and operating guidelines, which require ICC to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1.

   ICC's net capital as computed under SEC Uniform Net Capital Rule (Rule 15c3-1) was $1,778,941 at March 31, 2004, which resulted in excess net capital of $1,497,286 over the required net capital of $281,655. The ratio of aggregate indebtedness to capital at March 31, 2004 was 2.38 to 1. ICC's net capital as computed under 15c3-1 was $1,214,481 at March 31, 2003, which resulted in excess net capital of $1,053,988 over the required net capital of $160,493. The ratio of aggregate indebtedness to capital at March 31, 2003 was 1.98 to 1.

NOTE 4 - SECURITIES OWNED AND SOLD, NOT YET PURCHASED
-----------------------------------------------------

   Securities owned and sold, not yet purchased, consist of available-for-sale securities and investment securities at market values.

The carrying amount of investment securities at market values are as follows:

                                                                   March 31, 2004

                                                                             Sold, Not Yet
                                                              Owned            Purchased
                                                           -----------       -------------
    Equity securities                                        $  17,422         $   90,042
                                                           ===========       =============

                                                                   March 31, 2003

                                                                             Sold, Not Yet
                                                              Owned            Purchased
                                                           -----------       -------------
   Corporate bond                                            $  49,066         $       --
   Unit investment trust                                            --             28,587
   Equity securities                                            83,405             78,686
                                                           -----------        -----------
                                                             $ 132,471         $  107,273
                                                           ===========        ===========



   The carrying amount and fair value of investments in available-for-sale securities are as follows:

                                                                             (Losses) or Gains In
                                                                             Accumulated
                                                            Fair value       Other
                                                            Beginning        Comprehensive
                                                            of period        Income              Fair Value
March 31, 2004                                             -----------       -------------      ------------

   Equity securities                                        $  44,182         $   12,157            $56,339
                                                           ===========       =============      ============
March 31, 2003

   Equity securities                                        $  44,182         $   (1,987)          $42,195
                                                           ===========       =============      ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    ----------------------------------------



NOTE 5 - OTHER INVESTMENTS
--------------------------

   Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At March 31, 2004 and 2003, the Company recorded its private equity holdings at cost, $10,000 and $17,500, respectively, in accordance with Accounting Principles Board No. 18 "The Equity Method of Accounting for Investments in Common Stock ("APB 18") as the Company does not exercise significant influence over this equity investment.

These securities at cost consist of the following:

March 31, 2004

   Equity securities                                    $40,000
                                                        =======

March 31, 2003

   Equity securities                                    $47,500
                                                        =======


NOTE 6 - INVESTMENT IN UNCONSOLIDATED AFFILIATE
-----------------------------------------------

         As of March 31, 2004, the Company held a 1.4% ownership in its unconsolidated affiliate, the Eastern Point Advisors Twenty Fund, which had a market value of $85,820. Company ownership of the Twenty Fund at March 31, 2003 was 1.1% with a market value of $64,495. These investments were accounted for under the equity method of accounting for investments based on the requirement whereby the Company maintains the ability to exercise significant influence over the funds.

         Under the equity method of accounting for investments ,the initial investment is recorded at cost. Subsequently, the carrying amount of the investment is increased and decreased respectively to reflect the investor's share of income or losses and dividends received. Adjustments similar to those made in preparing consolidated financial statements, such as elimination of inter-company gains and losses, also are applicable to the equity method.

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK
--------------------------------------------------------------------------------

   The Company is engaged in various trading and brokerage activities whose counterparties primarily include the general public. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. Securities sold, but not yet purchased, represent obligations of the Company to purchase the security in the market at the prevailing prices to the extent that the Company does not already have the securities in possession. Accordingly, these transactions result in off-balance sheet risk when the Company's satisfaction of the obligations exceeds the amount recognized in the balance sheet. The risk of default depends on the creditworthiness of the counterparty of issuer of the instrument. It is the Company's policy to review, as necessary, the credit standings of each counterparty with which it conducts business. Commissions receivables from one source were 49% and 26% of total receivables for the years ended March 31, 2004 and 2003, respectively.

At March 31, 2004, the carrying amount of the Company's cash and cash equivalents, including a time deposit, was $8,112,567 and the bank statement balance was $7,909,854. Of the bank statement balance, $100,000 was covered by federal depository insurance and $7,809,854 was covered by the Depositors Insurance Fund of Massachusetts. The Company's cash and cash equivalents as of March 31, 2004 also include $1,578,480 at its clearing broker-dealer of which $500,000 is fully insured by the Securities Investor Protection Corporation
(SIPC). At March 31, 2003, the carrying amount of the Company's cash and cash equivalents, including a time deposit, was $7,090,643 and the bank statement balance was $6,268,133. Of the bank statement balance, $100,000 was covered by federal depository insurance and $6,168,133 was covered by the Depositors Insurance Fund of Massachusetts. The Company's deposits at March 31, 2003 also included $1,157,101 at its clearing broker-dealer of which $500,000 was fully insured by the SIPC.

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

   ICH has arrangements with several related parties for a variety of transactions. These transactions are incurred in the normal course of business and are fully arms-length in the nature of their business relationship.

   The Company was paid management fees of $1,315,306 and $894,242 for the years ended March 31, 2004 and 2003 respectively, from ICC and EPA. Management fees are allocated from ICH to ICC based on a 70% allocation of direct operating expenses and at a 30% allocation to EPA. At March 31, 2004, the Company was owed $423,268 and $17,156, respectively from ICC and EPA. At March 31, 2003, the Company was owed $260,061 and $60,660, respectively from ICC and EPA.

   The Company leases office space from the Arlsburg Trust, the trustee of whom is the principal stockholder of the Company and Investors Realty, LLC, the principal member of whom is the principal stockholder of the Company. Rent expense for these leases amounted to $192,423, $175,799 and $175,799, for the years ending March 31, 2004, 2003 and 2002, respectively.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES (Continued)
------------------------------------------------------

   Two of the members of the Board of Directors are also registered representatives and received compensation related to commissions or consulting fees in the years ending March 31, 2004, 2003 and 2002 of $176,652, $186,418 and $66,828 respectively.

   Loans Receivable From Registered Representatives - These loans consist of promissory notes, which bear interest at the rate of 3.94% per annum, and are payable within 18 or 24 months of the date of the note, in weekly installments. The notes are secured by various pledges of brokerage accounts and/or personal assets of the registered representatives. As of March 31, 2003 these loans amounted to $95,389. $18,141 of these loans was to a registered representative who is also a Director of the Company. As of March 31, 2004 these loans were $69,306.

The Company is owed money from senior executives. As of March 31, 2004 and 2003 the balances owed amounted to $64,400 and $104,088, respectively.

   Investors Marketing Services, Inc. is jointly owned by the Company's principal stockholder, Theodore E. Charles and his spouse, Janice M. Charles. This entity performs a fulfillment function for subsidiaries of the Company by preparing, collating and mailing registration kits to registered representatives, and creates graphics and other art work for various marketing materials produced for these subsidiaries. It also prepares the assembly, shipping and postage of literature pertaining to the subsidiaries. For the years ended March 31, 2004, 2003 and 2002, the cost paid for these services was $60,038, $60,130, and $62,982, respectively.

   Included in accounts receivable at March 31, 2004 is $60,969 and $200,226 at March 31, 2003 due to EPA from the Eastern Point Advisors Twenty Fund (the "Twenty Fund"). As compensation for its services EPA receives on a monthly basis an investment advisory fee calculated at the annual rate of 1.5% of the Twenty Fund's average daily net assets. EPA has voluntarily agreed to waive its advisory fees or reimburse other Twenty Fund expenses so that the Twenty Fund's annual operating expenses will not exceed 5.00% for Class A shares and 5.75% for Class C shares, of the average daily net assets of the respective class. The waiver may be terminated by EPA at any time. EPA has three years to recoup any expenses it pays for on behalf of the Twenty Fund, or the receivable relating to that year will be written off by EPA. A summary of outstanding amounts for waived fees since the inception of the Twenty Fund, and the related fund year are as follows as of March 31, 2004:

        2004         2003                       Reimbursable Fund
       Amount       Amount                      Year End                          Expiration Date
      --------    ---------                  -----------------------            -------------------

      $    --     $ 54,929                       2000                           September 30, 2003
           --       13,090                       2001                           September 30, 2004
       60,969       73,893                       2002                           September 30, 2005
           --       58,314                       2003                           September 30, 2006
      --------    ---------
      $60,969     $200,226
      ========    =========

   Management of the Company believes, based upon a reduction in future estimated administrative costs associated with a change in the Fund's administrator under a service agreement effective May 1, 2002, that the entire receivable from the Fund as of March 31, 2004 will be recovered by EPA. The amount outstanding for the 2002 Reimbursable Fund Year end of $60,969 consists of waived advisory fees for which management believes is recoverable.

   A new mutual fund was started on March 5, 2004, The Eastern Point Advisors Rising Dividend Growth Fund (the "Dividend Fund"). The total start-up costs incurred by the Company were $91,752. As of March 31, 2004, there was no receivable balance due from the Dividend Fund in the form of waived management fees or reimbursable out of pocket costs.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------

NOTE 9 - PROPERTY AND EQUIPMENT, NET
------------------------------------

Property and equipment consisted of the following at March 31:

                                                                                          2004               2003
                                                                                       -----------        ----------

Equipment                                                                                $636,178          $543,042
Furniture and fixtures                                                                    242,420           234,626
Leasehold improvements                                                                    198,868           198,868
                                                                                       -----------        ----------
                                                                                        1,077,466           976,536

Accumulated depreciation and amortization                                                (574,150)         (451,362)
                                                                                       -----------        ----------
         Property and equipment, net                                                     $503,316          $525,174
                                                                                       ===========        ==========


NOTE 10 - NOTES PAYABLE
----------------------
   At March 31, 2004 and 2003 notes payable consisted of debt to finance insurance premiums. The annual rate of interest on the outstanding loan at March 31, 2004 was 6% and the loan matures on November 8, 2004.

NOTE 11 - NATIONAL ASSOCIATION OF SECURITIES DEALERS SETTLEMENT
--------------------------------------------------------------
   Subsequent to a National Association of Securities Dealers ("NASD") examination, the NASD, on April 9, 2003, accepted a Letter of Acceptance, Waiver and Consent ("AWC") submitted by the Company, in which the Company agreed to be censured and fined $250,000. Without admitting or denying the alleged violations, the Company agreed to the findings by NASD that certain supervisory deficiencies existed between January 2000 and July 2002. The acceptance of the AWC concludes the matter. As a result, the Company recorded a $250,000 three year note payable (7% interest rate) and related expense for the NASD fine in its financial statements for the year ending March 31, 2003. At March 31, 2004, the outstanding balance on this note is $148,679. Principal maturities are $54,375 in 2005 and $94,304 in 2006.

NOTE 12 - INCOME TAXES
----------------------

   The provision (benefit) for income taxes are as follows for the years ended March 31:

                                                                         2004             2003               2002
                                                                      -----------      -----------        ----------

Current

   Federal                                                             $ 535,555          $71,420          $125,095
   State                                                                 165,788           50,409            45,084
                                                                      -----------      -----------        ----------
                                                                         701,343          121,829           170,179
                                                                      -----------      -----------        ----------
Deferred

   Federal                                                             $ (82,740)         $45,373          $(42,400)
   State                                                                  (8,685)          10,469            (2,530)
   Increase in valuation allowance                                            --            4,120                --
                                                                      -----------      -----------        ----------
                                                                         (91,425)          59,962           (44,930)
                                                                      -----------      -----------        ----------
   Total income taxes                                                  $ 609,918        $ 181,791         $ 125,249
                                                                      ===========      ===========        ==========


   Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of net operating loss carryforwards, unrealized gains, mutual fund start up costs and differences between depreciation expense for financial statement purposes versus tax return purposes.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------

NOTE 12 - INCOME TAXES (Continued)
----------------------------------

   Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:


                                                           March 31, 2004
                                           --------------------------------------------
                                             Asset           Liability             Net
                                          ----------         ---------         --------


Federal                                     $106,361           $43,264         $ 63,097
State                                         11,165             4,541            6,624
                                           ---------           -------          -------
   Total                                   $ 117,526           $47,805         $ 69,721
                                            ========           =======          =======

                                                           March 31, 2003
                                           --------------------------------------------
                                             Asset           Liability          Net
                                           ---------         ---------        ---------
Federal                                     $ 40,667           $44,461        $  (3,794)
State                                         12,556            10,190            2,366
Valuation allowance -                        (26,604)               --          (26,604)
 realized losses on investments            ---------           -------         --------
   Total                                    $ 26,619           $54,651         $(28,032)
                                            ========           =======         ========



   The total income tax provision (benefit) differs from the income tax at the statutory federal income tax rate due to the following:


                                                                Year Ended March 31,
                                                    --------------------------------------------
                                                      2004            2003               2002
                                                    ---------        ---------         ---------

Tax at U.S. statutory rate                           $471,876        $ 101,212          $ 43,992
State taxes, net of federal benefit                    95,009           40,179            28,085
Unallowable expenses                                   16,429           36,280            53,172
Change in valuation allowance                          26,604           4,120                --
                                                    ---------         --------           -------
   Provision for income taxes                        $609,918         $181,791          $125,249
                                                     ========         ========           =======

NOTE 13 - SEGMENT INFORMATION
-----------------------------
   The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations after income taxes.

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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------

NOTE 13 - SEGMENT INFORMATION (Continued)
-----------------------------------------
   Segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenues and expenses, and receivables and payables, are eliminated between segments. Currently it is impractical to report segment information using geographical concentration.

  For the year ended March 31, 2004, management has changed its approach in identifying reportable segments. Management concluded that its reportable segments are to be shown on a stand alone basis, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). Specifically, as ICH does not generate operating revenue, other than interest income, and does not meet the quantitative tests under SFAS 131, management concludes that ICH does NOT meet the definition of a reportable segment. Previously reported segment information has been restated to reflect the new presentation and to preserve the comparability between years.


Segment reporting is as follows:



                                                                      2004             2003              2002
                                                                ---------------- ----------------  ----------------

Non-interest revenues:

   ICC, investment services                                          $46,114,788      $32,108,403       $26,497,978
   EPA, asset management services                                      2,529,367        2,377,576         2,753,054
                                                                     -----------      -----------       -----------
     Total                                                           $48,644,155      $34,485,979       $29,251,032
                                                                     ===========      ===========       ===========

Revenues from transactions with other operating segments:

   ICC                                                               $   920,714       $  625,969       $   532,677
   EPA                                                                   394,592          268,273           228,290
                                                                     -----------      -----------       -----------
     Total                                                           $ 1,315,306       $  894,242       $   760,967
                                                                     ===========      ===========       ===========

Interest and dividend income, net:

   ICC                                                               $   177,090      $   159,787       $   103,977
   ICH                                                                   142,829          151,281           164,251
                                                                     -----------      -----------       -----------
     Total                                                           $   319,919      $   311,068       $   268,228
                                                                     ===========      ===========       ===========

Depreciation and amortization expense:
   ICC                                                               $   131,055      $   134,668       $   122,054
   EPA                                                                     7,037            6,286            11,878
                                                                     -----------      -----------       -----------
     Total                                                           $   138,092      $   140,954       $   133,932
                                                                     ===========      ===========       ===========

Income tax provision (benefit):
   ICC                                                               $   892,296      $   269,812       $   115,050
   EPA                                                                  (292,864)        (150,682)          (57,436)
   ICH                                                                    10,486           62,661            67,635
                                                                     -----------      -----------       -----------
     Total                                                           $   609,918      $   181,791       $   125,249
                                                                     ===========      ===========       ===========

Income (loss):

   ICC                                                               $ 1,293,437      $   291,811           125,178
   EPA                                                                 (434,437)         (224,818)          (85,987)
   ICH                                                                  (68,587)           48,898           (35,054)
                                                                     -----------      -----------       -----------
     Total                                                           $   790,413      $   115,891             4,137
                                                                     ===========      ===========       ===========

Year-end total assets:
   ICC                                                               $ 8,256,043      $ 5,219,053       $ 4,289,432
   EPA                                                                   493,990          605,913           719,872
   ICH                                                                 6,057,502        5,554,827         5,520,391
   Corporate items and eliminations                                   (1,418,656)        (736,853)         (415,163)
                                                                     -----------      -----------       -----------
     Total                                                           $13,388,879     $ 10,642,940       $10,114,532
                                                                     ===========      ===========       ===========

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------


NOTE 14 - COMMITMENTS AND CONTINGENCIES
---------------------------------------
   The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases. The terms expire between fiscal year 2004 and 2007. Options to renew for additional terms are included under the office lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2004:

                  Year ending March 31, 2005                       $282,949
                  Year ending March 31, 2006                         13,090
                  Year ending March 31, 2007                          9,817
                                                                   --------
                      Total minimum lease payments                 $305,856
                                                                   ========



   Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes. The total lease expense amounted to $322,846 for fiscal year 2004, $233,397 for fiscal year 2003 and $227,993 for fiscal year 2002.


NOTE 15 - LITIGATION
--------------------
   The Company is involved with various judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business. At March 31, 2004, the Company was the co-defendant in several lawsuits with claims of approximately $3.0 million. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material, adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the aforementioned lawsuits, and as a result, in the majority of cases, the Company`s exposure is limited to $75,000 per case. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "ACCOUNTING FOR CONTINGENCIES", the Company had accrued expenses of approximately $215,000 for the year ended March 31, 2004 related to legal fees and estimated probable settlement costs relating to the Company's defense in various lawsuits.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------

NOTE 16 - BENEFIT PLANS
--------------------------------------------------------------------------------

   Stock Option Plan: As of September 1, 1994, the Company adopted a stock option plan (the "1994 Plan") which provided for the granting of options to an officer of the Company to purchase shares of the common stock of the Company. Following a three for two stock split in 1997, a maximum of 150,000 shares of common stock could be issued under the 1994 Plan. The number of options and grant date were determined at the discretion of the Company's Board of Directors. Options outstanding under the 1994 Plan are exercisable and have no stated maturity.

   As of October 1, 1997, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the "1996 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive options and the aggregate number of shares to be delivered under the 1996 Plan could not exceed 300,000 shares. Each grant of options, the number of options granted and the vesting schedules of such options subject thereto were determined by the Board. The stock options outstanding are fully vested after two years from grant date, are exercisable for an additional three years after vesting and are forfeited 30 days after termination.

   As of March 12, 2001, the Board of Directors adopted the 2001 Equity Incentive Plan (the "2001 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive options to purchase shares of the common stock of the Company and the aggregate number of shares to be delivered under the 2001 Plan shall not exceed 250,000 shares. Each grant of options, the number of options granted and the vesting schedules of such options subject thereto shall be determined by the Board. The stock options outstanding are fully vested after two years from grant date, are exercisable for an additional three years after vesting and are forfeited 30 days after termination.

   A summary of the status of the Company's employee and Directors' fixed stock options as of March 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below:


                                                2004                        2003                        2002
                                   ----------------------------   ----------------------------   --------------------------
                                               Weighted-Average               Weighted-Average             Weighted-Average
Fixed Options                       Shares     Exercise Price      Shares     Exercise Price      Shares   Exercise Price
-------------                      -------- -------------------   --------    ----------------   -------   ----------------

Outstanding at beginning of year   207,709       $2.65             218,731          $2.82         230,600          $3.08
Granted                               -                             10,000           1.91              --             --
Forfeited                           (7,453)       8.00             (21,022)          4.01         (11,869)          8.00
Exercised                             (333)       1.91                 -                             -
                                  --------                        --------                        -------
Outstanding at end of year         199,923        2.45             207,709           2.65         218,731           2.82
                                   =======                        ========                        =======

Options exercisable at year-end    192,189                         197,709                        168,000
Weighted-average fair value of
   options granted during the year  $ 3.95                           $0.88                             --


   The fair value of options granted to employees in 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                         2004         2003         2002
                                       -------        ----       --------

Dividend yield                              0%          0%           --
Volatility                                 44%         50%           --
Risk-free interest rate                  2.36%       2.78%           --
Expected life in years                   3.75           5            --

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------




NOTE 16 -- BENEFIT PLANS
------------------------

The following table summarizes information about employee and Directors' fixed stock options outstanding as of March 31, 2004:


                                  Options Outstanding                                       Options Exercisable
                    -------------------------------------------------------------   ------------------------------------
                    Number            Weighted-Average                              Number
Range of            Outstanding       Remaining               Weighted-Average      Exercisable       Weighted-Average
Exercise Prices     as of 3/31/04     Contractual Life        Exercise Price        as of 3/31/04     Exercise Price
---------------     -------------     --------------------   ---------------------  -------------    -------------------

     $1.00             150,000        No Stated Maturity           $1.00                150,000              $1.00
      8.00              40,256           1.38                       8.00                 40,256               8.00
      1.91               9,667           3.81                       1.91                  1,933               1.91
                      --------                                                         --------
                       199,923           1.85 (1)                   2.45                192,189               2.48
                       =======                                                          =======


 (1) Includes only stock options with stated maturity. A summary of the status of the Company's registered representatives' fixed stock options as of March 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below:


                                              2004                          2003                          2002
                                   ----------------------------   -----------------------------  ---------------------------
                                                Weighted-Average              Weighted-Average             Weighted-Average
Fixed Options                       Shares      Exercise Price     Shares     Exercise Price      Shares   Exercise Price
-------------                      -------- -------------------   --------    -----------------  -------   -------------

Outstanding at beginning of year    296,022         $6.12         232,196          $7.72         254,500          $7.91
Granted                              93,901          3.50          86,483           2.00          10,000           3.90
Forfeited                           (37,028)         6.09         (22,657)          6.80         (32,304)          8.00
                                    -------                       -------                        -------
Outstanding at end of year          352,895          5.43         296,022           6.12         232,196           7.72
                                    =======                       =======                        =======

Options exercisable at year-end     186,595                       200,197                          5,000


   Stock-based compensation for grants to registered representatives amounted to $319,606 and was calculated using the Black-Scholes option-pricing model as of March 31, 2004. The fair value per share was $3.82 per the July 01, 2002 lot, and $3.04 per the August 15, 2003 lot. The fair value per share for grants during the years ending March 31, 2003 and 2002, were $0.77 and $0.31, respectively. The following assumptions were applied at March 31, 2004 to grants for the years ending March 31:

                                             2004                 2003           2002
                                       ----------------           ----           ----
                                       July 02   Aug 03
Dividend yield                           0%          0%            0%              0%
Volatility                              44%         44%           53%             53%
Risk-free interest rate                  1.94%       2.3%          2.36%           1.93%
Expected life in years                   3.25        4.38          4.25            3.15





   The following table summarizes information about representatives' fixed stock options outstanding as of March 31, 2004:


                                 Options Outstanding                                       Options Exercisable
                    -----------------------------------------------------------      ------------------------------------
                        Number        Weighted-Average                               Number
   Range of          Outstanding         Remaining             Weighted-Average      Exercisable       Weighted-Average
Exercise Prices     as of 3/31/04     Contractual Life         Exercise Price        as of 3/31/04     Exercise Price
---------------     -------------     --------------------   ------------------      -------------    -------------------

     $8.00             176,695              1.50                   $8.00                176,595              $7.57
      3.90              10,000              2.16                    3.90                 10,000                .21
      2.00              78,470              3.25                    2.00
      3.50              87,730              4.38                    3.50
                      --------                                                          -------            -------
                       352,895              2.62                    5.43                186,595               7.78
                       =======                                                          =======             =======


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------

   Retirement Plans: The Company has a 401(k) retirement plan that covers all employees with at least three months of service. Employees employed on the plan's effective date did not have to satisfy the service requirement. The Company's contribution was based on matching 100% of the first 3% of salary deferral elected by each eligible employee. Effective May 29, 2001 the Company's contribution was increased to matching 100% of the first 6% of salary deferral, with matching dollars to be in the form of the Company's common stock. The Company's contribution expense for the years ended March 31, 2004, 2003 and 2002 was $92,373, $88,804, and $72,692, respectively.


------------------------------------
   Deferred Compensation Plan: On March 20, 2001, at a special meeting of the Board of Directors, the Board adopted a non-qualified deferred compensation plan for the principal stockholder, President and Chief Executive Officer, Theodore
E. Charles effective April 1, 2001. Under the terms of this plan, Mr. Charles will annually defer $100,000 of his salary in return for the Company's unsecured promise to pay him a retirement benefit upon his retirement on or after attaining age 60. The amount of this retirement benefit will be determined solely by the investment performance of the amount deferred by Mr. Charles and invested by the Company. This retirement benefit will be paid to Mr. Charles, at his election, either in a lump sum or in installments over a period of 10 years. Should Mr. Charles die prior to reaching retirement, his designated beneficiary will receive a pre-retirement death benefit calculated in exactly the same manner. This non-qualified deferred compensation plan is one in which Mr. Charles is electing to defer current salary. There are no additional corporate funds being contributed to the plan. In the year ending March 31, 2003 Mr. Charles elected to receive the entire deferred balance owed to him by the Company in a lump sum and is no longer deferring his compensation. There was no deferred compensation plan in place for the fiscal year ended March 31, 2004.

NOTE 17 - EMPLOYMENT AGREEMENTS
-------------------------------

   The Company entered into employment agreements with its President and Chief Financial Officer. The employment agreements provide for continued payments of specified compensation and benefits for specified benefits. The employment agreements also provide for severance benefits if the President or Chief Financial Officer resign for just cause, as defined in the employment agreements, just cause including a significant decrease by the Board of Directors of their duty or authority. Severance benefits include, among other things, 60 months base salary for the President and 36 months base salary for the Chief Financial Officer.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
                    Years Ended March 31, 2004, 2003 and 2002
                    -----------------------------------------

NOTE 18 - EARNINGS PER COMMON SHARE
-----------------------------------

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

   Options to purchase common stock totaling 226,951, 353,731, and 277,927 at March 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

NOTE 19 -  UNAUDITED QUARTERLY RESULTS OF OPERATIONS
----------------------------------------------------

The unaudited quarterly amounts may differ due to the reclassifications. Refer to Note 2 -- Summary of Significant Accounting Policies.


------------------------ ---------------------- ----------------------- ----------------------- ----------------------
                             June 30, 2003        September 30, 2003      December 31, 2003        March 31, 2004
------------------------ ---------------------- ----------------------- ----------------------- ----------------------
------------------------ ---------------------- ----------------------- ----------------------- ----------------------
Revenues                      $9,728,483             $11,451,716             $13,519,169             $14,264,706
------------------------ ---------------------- ----------------------- ----------------------- ----------------------
------------------------ ---------------------- ----------------------- ----------------------- ----------------------
Expenses                       9,811,925              11,181,911              13,212,539              13,967,286
------------------------ ---------------------- ----------------------- ----------------------- ----------------------
------------------------ ---------------------- ----------------------- ----------------------- ----------------------
Net Income (Loss)                (83,442)                269,805                 306,630                 297,420
------------------------ ---------------------- ----------------------- ----------------------- ----------------------
------------------------ ---------------------- ----------------------- ----------------------- ----------------------
Basic & Dilute                   (.01)                   .05                     .05                     .05
Earnings (Loss) per
Share
------------------------ ---------------------- ----------------------- ----------------------- ----------------------

------------------------- ----------------------- ---------------------- ----------------------- ----------------------
                              June 30, 2002        September 30, 2002      December 31, 2002        March 31, 2003
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
Revenues                        $9,355,250             $8,209,824             $8,477,012             $8,754,961
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
Expenses                         9,185,451              8,185,857              8,356,505              8,953,343
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
Net Income (Loss)                  169,799                 23,967                120,507               (198,382)
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
Basic & Dilute Earnings            .03                     .00                    .02                    (.03)
(Loss) per Share
------------------------- ----------------------- ---------------------- ----------------------- ----------------------



NOTE 20 - SUBSEQUENT EVENTS
---------------------------

   Subsequent to year end, in the normal course of business there was a trading error initiated by a Registered Representative that occurred on April 20, 2004. The potential impact is estimated to be approximately $530,000 increase to the cost of Commission and Advisory fee in ICC's income statement. The Company is currently pursuing all remedies, including insurance and recovery from the Registered Representative. In management's opinion, the outcome of such remedies, however, can not be reasonably estimated at this time.


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


NAME                                   AGE POSITION(S) HELD                                                    DIRECTOR SINCE

Theodore E. Charles..............       61 President, Chairman of the Board, Chief Executive Officer, and      July 1995
                                           Director
Timothy B. Murphy................       39 Executive Vice President, Treasurer, Chief Financial Officer, and   July 1995
                                           Director
Janice M. Charles................       53 Secretary                                                           ---------
David R. Smith...................       42 Director                                                            March 2000
Stephen Parker...................       69 Director                                                            March 2001
James F. Twaddell................       65 Director                                                            April 2001
C. Troy Shaver, Jr...............       57 Director                                                            December 2001

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

   TIMOTHY B. MURPHY is also a July 1995 founder of Holdings and currently serves as treasurer, chief financial officer and a director. Since August of 1994, Mr. Murphy has also served as president of Investors Capital Corporation. In addition, since January of 1995 Mr. Murphy has been president of Eastern Point Advisors. He entered the securities industry in May of 1991 as an operations manager, assisting brokers in the Boston regional office of Clayton Securities. >From February through August of 1994, he was a compliance officer of Baybanks Brokerage in Burlington, Massachusetts and a vice president of G.R. Stuart & Company, a brokerage firm located in Maynard, Massachusetts. Mr. Murphy earned a Bachelor of Science degree in Finance from Babson College, Wellesley, Massachusetts in May 1986. He holds various securities licenses, including the series 4, 7, 24, 27, 53, 63 and 65. Mr. Murphy is a member of the New England Securities Compliance Group and past member of the National Society of Compliance Professionals.

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

   C. TROY SHAVER, JR. is President of Dividend Growth Advisors, LLC. He was the Vice Chairman of GoldK, Inc., a full-service retirement company and provider of online retirement plans. He also was President and CEO of GoldK Investment Services, Inc., the division which enables GoldK to offer a self-directed brokerage option in a 401(k) plan. Prior to joining GoldK, Mr. Shaver was President of State Street Research Investment Services Inc., President and CEO of John Hancock Funds, Inc. and Executive Vice President and Director of Oppenheimer Management Corporation. He held similar roles at State Street Research, Hancock and Oppenheimer dealing with mutual funds and the development and restructuring of strategies for sales, marketing, distribution and customer service. He is a 1969 graduate of Dartmouth College with a B.A. in Geology.

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

ITEM 15.  Principal Accountant Fees and Services

Audit Fees The aggregate fees paid in fiscal year ended March 31, 2004 for professional services rendered by Brown & Brown, LLP and Shatswell, MacLeod & Company , P.C. for the Company's annual audit of financial statements totaled $40,994. In the fiscal year ended March 31, 2003, the Company paid Shatswell, MacLeod & Company, P.C. $28,998 for financial statement audit services.

Audit-Related Fees The aggregate fees paid for professional services rendered by Shatswell, MacLeod & Company, P.C. and Brown & Brown, LLP for assurance and related services reasonably related to the audit or review of the Company's annual financial statements for the fiscal years ended March 31, 2003 and March 31, 2004 were $10,769 in fiscal year ended March 31, 2004. $6,000 was paid for professional services rendered by Shatswell, MacLeod & Company, P.C. in fiscal year ended March 31, 2003. Such services consisted of a review of the Company's quarterly reports.

Tax fees $5,000 was paid in fiscal year ended March 31, 2004 to Shatswell, MacLeod & Company, P.C.for preparation and filing of fiscal year ended March 31, 2003 federal and state tax returns. $400 was paid in the same fiscal year to Brown & Brown, LLP for a state tax review.

All Other Fees In fiscal year ended March 31, 2004, the Company paid $10,225 to Brown & Brown, LLP for services related to personnel, audit planning and operational and organization projects.

                                     PART IV

ITEM 16. Exhibits, Financial Statement Schedules, and Reports On Form 8-K.
--------------------------------------------------------------------------


         (a) Exhibits.

     Exhibit
     Number                                                              Description
     --------                                                            -----------

        3.1  Articles of Organization, as amended.                       Incorporated by reference to the Company's registration
                                                                         statement on Form SB-2 File #333-43664.
        3.2  By-laws.                                                    Incorporated by reference to the Company's registration
                                                                         statement on Form SB-2 File #333-43664.
        4.1  Form of Stock Certificate of the Company.                   Incorporated by reference to the Company's registration
                                                                         statement on Form SB-2 File #333-43664.
        10.1 Employment agreement with Theodore E. Charles.              Incorporated by reference to the Company's registration
                                                                         statement on Form SB-2 File #333-43664.
        10.2 Employment agreement with Timothy B. Murphy.                Incorporated by reference to the Company's registration
                                                                         statement on Form SB-2 File #333-43664.
        10.3 Code of Ethics                                              See item below.

Exhibit Number
--------------
Exhibit 10.3






June 29, 2004


Dear Shareholders:

Investors Capital Holdings, Ltd., its Board of Directors and employees are collectively committed to ensuring that all business operations are consistently conducted in an ethical manner. To this end, we are engaged in an ongoing effort to create and formalize an official corporate Code of Ethics. As always, we remain dedicated to ethical business practices and look forward to adopting an official and finalized Code of Ethics in the near future.


Yours truly,





/s/
-------------------------------------------
Theodore E. Charles, Chairman




   Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, LTD., 230 Broadway East, Lynnfield, MA 01940-2320.

b) Reports on Form 8-K.

   The Registrant filed the following current report on Form 8-K during the fourth quarter of fiscal year 2004 with the SEC under the caption "Item 5 Other Events":

   Current report dated February 19, 2004, for the purpose of filing a press release announcing the unaudited financial results and financial condition for the quarter ended December 31, 2003.

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

                          Date:                June 30, 2004

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


               SIGNATURE                                            TITLE                                   DATE
               ---------                                            -----                                   ----

/s/ Theodore E. Charles                  Chairman, President, Chief Executive Officer and Director     June 30, 2004
---------------------------------------- (Principal Executive Officer)
Theodore E. Charles                      President and Director



/s/ Timothy B. Murphy                    Executive Vice President, Treasurer, Chief Financial          June 30, 2004
---------------------------------------- Officer and Director (Principal Financial and Accounting
Timothy B. Murphy                        Officer)


/s/ David R. Smith                       Director                                                      June 30, 2004
----------------------------------------
David R. Smith

/s/ Stephen Parker                       Director                                                      June 30, 2004
----------------------------------------
Stephen Parker

/s/ James F. Twaddell                    Director                                                      June 30, 2004
----------------------------------------
James F. Twaddell

/s/ C. Troy Shaver, Jr.                  Director                                                      June 30, 2004
----------------------------------------
C. Troy Shaver, Jr.


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

Date: June 30, 2004

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

Date: June 30, 2004

By: /s/ Timothy B. Murphy
-------------------------------------
Timothy B. Murphy
Executive Vice President, Treasurer,
Chief Financial Officer and Director