Form 10-Q
period 2004-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2004-08-16
CIK 1001871

--------------------------------------------------------------------------------

     Form 10-Q

     INVESTORS CAPITAL HOLDINGS LTD - ICH
     Filed: August 13, 2004 (period: June 30, 2004)

     Quarterly report which provides a continuing view of a company's financial position

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                Table of Contents


          PART I
          -------
--------------------------------------------------------------------------------
          FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ITEM 4. CONTROLS AND PROCEDURES


          PART II
          -------
--------------------------------------------------------------------------------
          OTHER INFORMATION
          ITEM 1. LEGAL PROCEEDINGS
          SIGNATURES
          CERTIFICATION




--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004


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

Number of shares outstanding of our only class of common stock as of August 11, 2004:

                                  5,738,976

PART I        FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                        June 30,        March 31,
                                                                          2004            2004
                                                                     --------------   -------------

Assets

Current Assets

     Cash and cash equivalents ....................................  $   8,273,392    $  8,112,567
     Deposit with clearing organization, restricted ...............        175,000         175,000
     Accounts receivable ..........................................      2,967,513       3,785,423
     Investments in available-for-sale securities .................         56,906          56,339
     Marketable securities, at market value .......................        114,126          17,422
     Prepaid expenses .............................................        278,150         310,270
                                                                     --------------   -------------
                                                                        11,865,087      12,457,021


Property and equipment, net .......................................        525,431         503,316


Long-Term Investments
     Equity investments, at cost ..................................         40,000          40,000
     Investment in unconsolidated affiliate .......................         87,311          85,820
                                                                     --------------   -------------
                                                                           127,311         125,820
Other Assets
     Other assets .................................................         71,980          99,295
     Deferred tax asset, net ......................................         68,004          69,721
     Receivables from officers ....................................         55,396          64,400
     Loans receivable from registered representatives .............         50,000          69,306
                                                                     --------------   -------------
                                                                           245,380         302,722

          TOTAL ASSETS ............................................  $  12,763,209    $ 13,388,879
                                                                     ==============   =============

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable .............................................  $     704,396    $    570,236
     Accrued expenses .............................................        239,971         435,067
     Notes payable ................................................         45,482          78,999
     NASD settlement payable (current portion) ....................         50,572          54,375
     Commissions payable ..........................................      1,648,103       2,078,196
     Income taxes payable .........................................        191,598         582,721
     Securities sold, not yet purchased, at market value ..........        185,066          90,042
                                                                     --------------   -------------
                                                                         3,065,188       3,889,636

Long-Term Liabilities

     NASD settlement payable ......................................         84,867          94,304
                                                                     --------------   -------------
                                                                            84,867          94,304


          Total liabilities .......................................      3,150,055       3,983,940
                                                                     --------------   -------------
Commitments and contingencies

Stockholders' Equity:

     Common stock, $.01 par value, 10,000,000
      shares authorized;  5,732,450 issued and 5,728,565 outstanding
      in June 30, 2004;   5,731,598 issued and 5,727,713 outstanding
      in March 31, 2004.                                                    57,325          57,316
     Additional paid-in capital ...................................      8,524,552       8,520,931
     Retained earnings ............................................      1,048,686         844,670
       Less: Treasury stock, 3,885 shares at cost .................        (30,135)        (30,135)
     Accumulated other comprehensive income (loss) ................         12,726          12,157
                                                                     --------------   -------------

            Total stockholders' equity ............................      9,613,154       9,404,939
                                                                     --------------   -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY ............................................  $  12,763,209    $ 13,388,879
                                                                     ==============   =============

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                                 June 30,
                                                                     ------------------------------
                                                                          2004             2003
Revenues:                                                            --------------   -------------
Commission, advisory & other fee income                              $  13,918,699    $  9,645,283
Marketing revenue, net                                                     304,779          (7,722)
Other income                                                                91,720          90,922
                                                                     --------------   -------------
Total Revenue                                                           14,315,198       9,728,483


Commission and advisory fees                                            11,572,118       8,094,941
                                                                     --------------   -------------
           Gross profit                                                  2,743,080       1,633,542
                                                                     --------------   -------------
Operating expenses:

   Advertising                                                             204,599         150,592
   Communications                                                          131,575          82,977
                                                                     --------------   -------------
Selling                                                                    336,174         233,569
                                                                     --------------   -------------

   Compensation and Benefits                                             1,324,607         969,768
   Regulatory, legal and professional                                      317,832         192,785
   Occupancy                                                               137,789         112,401
   Other administrative expenses                                           245,861         221,459
                                                                     --------------   -------------
Administrative                                                           2,026,089       1,496,413
                                                                     --------------   -------------
         Total Operating Expenses                                        2,362,263       1,729,982
                                                                     --------------   -------------
           Operating income(Loss)                                          380,817         (96,440)
                                                                     --------------   -------------
Other expense:

           Interest expense                                                 16,157           6,029
                                                                     --------------   -------------
           Total other expense                                              16,157           6,029
                                                                     --------------   -------------
Income (loss) before taxes                                                 364,660        (102,469)
Provision for income taxes(Benefit)                                        160,644         (19,027)
                                                                     --------------   -------------
           Net income (loss)                                         $     204,016    $    (83,442)
                                                                     ==============   =============

Earnings (loss) per common share
   Basic earnings per common share:                                  $         .04    $      ( .01)

  Diluted earnings (loss) per common share                           $         .03    $      ( .01)
                                                                     ==============   =============

Share data:

   Weighted average shares used in basic earnings per
     common share calculations                                           5,727,914       5,717,380
Plus:  Incremental shares from assumed exercise of stock options           196,993               -
                                                                     --------------   -------------
   Weighted average shares used in diluted earnings per
     common share calculations                                           5,924,907       5,717,380
                                                                     ==============   =============



            See Notes to Condensed Consolidated Financial Statements.


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                                                            Accumulated
                                                                         Additional  Retained                  Other
                                                    Common       Stock      Paid-In   Earnings  Treasury  Comprehensive
                                                  -----------  ---------   Capital   (Deficit)    Stock    Income (Loss)    Total
                                                    Shares       Amount
                                                  ----------------------------------------------------------------------------------


      Balance at April 1, 2003...................  5,721,265    $57,213  $8,169,292    $54,257  $(30,135)       ($1,987) $8,248,640

      Stock based compensation...................                            29,266                                          29,266

        Comprehensive loss:

             Net loss............................                                      (83,442)

             Net unrealized gain on securities...                                                                 5,345

                  Comprehensive loss.............                                                                           (78,097)

                                                  ----------------------------------------------------------------------------------

     Balance at June 30, 2003.................     5,721,265    $57,213  $8,198,558   $(29,185) $(30,135)        $3,358  $8,199,809
                                                  ==================================================================================

     Balance at April 1, 2004...................   5,731,598    $57,316  $8,520,931    844,670  $(30,135)       $12,157  $9,404,939

     Stock based compensation...................                              1,954                                           1,954

     Comprehensive gain:                                 852          9       1,667                                           1,676

             Net income............................                                    204,016

             Net unrealized gain on securities...                                                                   569

                  Comprehensive gain.............                                                                           204,585
                                                  ----------------------------------------------------------------------------------

    Balance at June 30, 2004.....................  5,732,450    $57,325  $8,524,552 $1,048,686  $(30,135)       $12,726  $9,613,154
                                                  ==================================================================================


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                         Three Months Ended
                                                                                               June 30,
                                                                                      --------------------------
                                                                                         2004           2003
                                                                                      -----------    -----------

Cash flows from operating activities:

     Net (loss) income...........................................................     $  204,016     $  (83,442)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization...........................................         38,611         33,633
         Change in deferred taxes................................................          1,717          5,152
         Stock option compensation...............................................          1,954         29,266
         Change in marketable securities.........................................         (1,680)       (14,413)
         Unrealized (gain) loss on investment in unconsolidated affiliates.......         (1,491)       (11,706)

 Changes in operating assets and liabilities:
         Decrease in accounts receivable...............................                  817,910        114,126
         Decrease in receivables from officers, prepaid expenses and other assets         68,441         34,167
         Increase in income taxes receivable.....................................              -        (53,179)
         Increase in taxes payable...............................................       (391,123)             -
         (Decrease) increase in accounts payable and other liabilities...........        134,160         (7,938)
         (Decrease) increase in accrued expenses.................................       (195,096)       (23,793)
         Increase (decrease) in commissions payable..............................       (430,093)       104,797
                                                                                      -----------    -----------

             Net cash provided by operating activities.................                  247,326        126,670
                                                                                      -----------    -----------

Cash flows from investing activities:
     Purchases of property and equipment.........................................        (60,726)       (43,010)
     Decrease in loans receivable from registered representatives................         19,306         39,727
                                                                                      -----------    -----------

             Net cash used in investing activities..................                     (41,420)        (3,283)
                                                                                      -----------    -----------

Cash flows from financing activities:

     Exercise of stock options  ....................................                       1,676             --
     Payments on notes payable and NASD settlement..................                     (46,757)      (112,334)
                                                                                      -----------    -----------

             Net cash used in financing activities..................                     (45,081)      (112,334)
                                                                                      -----------    -----------

Net increase in cash and cash equivalents...........................                     160,825         11,053

Cash and cash equivalents, beginning of period......................                   8,112,567      7,090,643
                                                                                      -----------    -----------

Cash and cash equivalents, end of period............................                  $8,273,392     $7,101,696
                                                                                      ===========    ===========

Supplemental disclosures of cash flow information:
     Interest paid..................................................                  $   16,157     $    6,029
                                                                                      ===========    ===========
     Income taxes paid..................................................              $  550,000     $   29,050
                                                                                      ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE QUARTER ENDED JUNE 30, 2004

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


Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. Operating results for the three-month period ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission.

     Use of Estimates

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

          Certain amounts in the prior periods have been reclassified to remain consistent with the current fiscal year financial statement presentation.

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

          The segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenue and expense, and receivables and payables, are eliminated between segments. Currently it is impractical to report segment information using geographical concentration.


          For the year ended March 31, 2004, management changed its approach in identifying reportable segments. Management concluded that its reportable segments are to be shown on a stand alone basis, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). Specifically, as ICH does not generate operating revenue, other than interest income, and does not meet the quantitative tests under SFAS 131, management concludes that ICH does not meet the definition of a reportable segment. Previously reported segment information has been restated to reflect the new presentation and to preserve comparability.


     Segment reporting is as follows:

                                                          Three Months Ended
                                                               June 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------

     Non-interest revenues:

       ICC, investment services .................... $13,736,735    $ 9,105,004
       EPA, asset management services...............     486,743        532,558
                                                     ------------   ------------

            Total........................            $14,223,478    $ 9,637,562
                                                     ============   ============

     Revenues from transactions with other operating
     segments:
       ICC...............................            $   336,605    $   164,810
       EPA...............................                 37,401         70,633
                                                     ------------   ------------

            Total........................            $   374,006    $   235,443
                                                     ============   ============

     Interest and dividend income:
       ICC...............................            $    52,295    $    42,013
       ICH...............................                 37,934         37,203
                                                     ------------   ------------

            Total........................            $    90,229    $    79,216
                                                     ============   ============

     Depreciation and amortization expense:
       ICC...............................            $    36,709    $    31,902
       EPA...............................                  1,901          1,731
                                                     ------------   ------------

            Total........................            $    38,610    $    33,633
                                                     ============   ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE QUARTER ENDED JUNE 30, 2004

                                   (UNAUDITED)


2.   SEGMENT INFORMATION (Continued)


                                                          Three Months Ended
                                                               June 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------

     Income tax provision (benefit):

       ICC...............................            $   195,050    $    (4,114)
       EPA...............................                (58,003)       (50,317)
       ICH...............................                 23,597         35,404
                                                     ------------   ------------

            Total........................            $   160,644    $   (19,027)
                                                     ============   ============


     Income (loss):
       ICC...............................            $   274,359    $   (21,137)
       EPA...............................                (86,171)       (75,379)
       ICH...............................                 15,828         13,074
                                                     ------------   ------------

            Total........................            $   204,016    $   (83,442)
                                                     ============   ============

     Period end total assets:
       ICC...............................            $ 8,465,163    $ 5,128,081
       EPA...............................                460,290        583,478
       ICH...............................              5,616,141      5,617,143
       Corporate items and eliminations               (1,778,385)      (865,646)
                                                     ------------   ------------

            Total........................            $12,763,209    $10,463,056
                                                     ============   ============

3.   LITIGATION

     The Company is involved with various judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business. At June 30, 2004, the Company was the co-defendant in several lawsuits with claims of approximately $3.9 million. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material, adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the aforementioned lawsuits, and as a result, in the majority of cases, the Company`s exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies", the Company had accrued expenses of approximately $215,000 for the year ended June 30, 2004 related to legal fees and estimated probable settlement costs relating to the Company's defense in various lawsuits


4.   STOCK BASED COMPENSATION

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

                                                          Three Months Ended
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------


Net income (loss), as reported                       $   204,016    $   (83,442)

Deduct:  Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax
effects                                                       --          2,639
                                                     ------------   ------------
Pro forma net income(loss)                           $   204,016    $   (86,081)
                                                     ============   ============

Earnings per share:
    Basic- as reported                                    .04              (.01)
    Diluted-as reported                                   .03              (.01)

    Basic   - pro forma                                   .04              (.01)
    diluted - pro forma                                   .03              (.01)


ITEM 2. Management's Discussion and Analysis

     Management's discussion and analysis reviews our consolidated financial condition as of June 30, 2004 and March 31, 2004, the consolidated results of operations for the three months ended June 30, 2004 and 2003 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in the Form 10-Q.

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

The Company's private equity investments have been reported at cost pursuant to Accounting Principles Board No.18 "The Equity Method of Accounting for Investments in Common Stock ("APB 18") as the Company does not exercise significant influence over these investments.



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

Results of Operations

Three Months Ended June 30, 2004 compared with Three Months Ended June 30, 2003

Total revenue of $14.3 million increased by $4.6 million or 47.0% for the quarter ended June 30, 2004, compared with total revenue of $9.7 million for the quarter ended June 30, 2003. Consolidated commissions, advisory, and other fee income of $13.9 million for the quarter ended June 30, 2004, increased by $4.3 million or 44.8%, compared with consolidated commissions, advisory, and other fee income of $9.6 million for the quarter ended June 30, 2003. This increase can be attributed primarily to a $4.3 million increase in revenues provided by Investors Capital Corporation (ICC). Also, as a result of ICC obtaining dual designation as an Investment Advisor (Investors Capital Advisors), Eastern Point Advisors transferred approximately 73% of assets under management within the Pershing Securities Managed Asset Plan Platform in March, 2004, which contributed to ICC's increase in commission and advisory fee income for the quarter ended June 30, 2004. Eastern Point Advisors (EPA) contribution was relatively flat for the comparative periods. The overall increase was driven by $2.4 million in commissions generated from the sale of mutual funds and variable annuities during the quarter ended June 30, 2004. In addition, $1.9 million of additional commissions was generated from the brokerage business and other fees.


     Net marketing revenues of approximately $305,000 increased by approximately $313,000 for the quarter ended June 30,2004, compared to an approximate net marketing loss of $8,000 for the quarter ended June 30,2003. This increase was the result of Management's reporting the profitability of its preferred marketing programs on an individual event basis as compared to a consolidated event basis as reported during the same period ended June 30, 2003. Finally, other income was relatively the same for quarter ended June 30,2004 when compared to quarter ended June 30,2003.

     The significant increase in sales volume can be attributed to enhanced marketing efforts in recruiting and business development. The marketing department continues to focus its attention on attracting a sophisticated representative who can provide a more diversified and broader product base to clients. Additionally, the marketing team assisted the representatives in taking advantage of current market conditions through various workshops, regional and national meetings, and seminar training programs.

     Consolidated commissions and advisory fees of $11.6 million for the quarter ended June 30,2004, increased by $3.5 million or 43.2% compared to $8.1 million for the quarter ended June 30,2003. This change can be attributed to an increase of $3.5 million in commission expenses incurred by ICC. Included in the $3.5 million increase was the net result of a trading error of approximately $363,000 that occurred on April 20, 2004. The increase in commission expense is the direct result of an improvement in gross revenues as noted above. Cost of sales increased proportionately with sales from commission, advisory and other fee income on a percentage basis resulting in a comparative ratio of about one-to-one, 83.1% in 2004 and to 83.9% in 2003.

     The Company realized consolidated operating income of approximately $381,000 for the quarter ended June 30,2004, compared with an approximate operating loss of $96,000 for the quarter ended June 30,2003. This 496.9% increase in consolidated operating income is primarily the result of additional business generated by the brokerage firm (ICC). This increase in operating income came primarily from (ICC) as Eastern Point Advisors (EPA) had little or no contribution to the increase.

     Operating income improved by about $477,000. Gross profit rose by over $1.1 million or 67.9% while selling and administrative expenses increased by a lesser extent of approximately $632,000 or 36.6%. A breakdown of gross profit by product type, depicting both the dollar and percentage contribution, is presented in the following table:

                                                     % of
                               Gross Profit         Gross Profit       2004-2003       June  2004      June  2004
  Product Type             $ increase (decrease)   increase change  % Margin Change  $ Gross Margin  % Gross Margin
------------------------------------------------------------------------------------------------------------------

Commissions-mutual               $315,268               28.4%             34.9%        $1,216,578            44.4%
funds &variable
annuities
------------------------------------------------------------------------------------------------------------------
Commissions-trading               142,985               12.9%             47.8%           442,774            16.1%
------------------------------------------------------------------------------------------------------------------
Commissions -Insurance             57,316                5.2%            457.2%            69,852             2.5%
Products
------------------------------------------------------------------------------------------------------------------
Commissions-
Underwriting                      (23,061)              (2.1)%           (97.5)%              600              --%
------------------------------------------------------------------------------------------------------------------
Advisory Services &               109,601                9.9%             43.9%           359,200             9.2%
Administration Fees
------------------------------------------------------------------------------------------------------------------
Licensing Revenue                 191,077               17.2%            307.0%           253,315            13.1%
------------------------------------------------------------------------------------------------------------------
Net Marketing Revenue             312,501               28.2%           4046.9%           304,779            11.1%
-----------------------------------------------------------------------------------------------------------------
Other Income &
Revenues                            3,851                 .3%            253.1%            95,982             3.6%
------------------------------------------------------------------------------------------------------------------
Total                          $1,109,538                100%              N/A         $2,743,080             100%
-------------------------------==========--------------======-----------======---------==========-------------====


     As a percentage of the increase in gross profit, contributions from mutual funds, variable products, and trading activities represented 41.3% of the total increase while net marketing revenues comprised 28.2% of the increase. A margin increase of $315,268 or 34.9% was realized from sales of mutual funds and variable annuity products. Trading activities increased on a marginal basis by $142,985 or 47.8% between quarters ended 2004 and 2003.

As a percentage of the June 30, 2004 gross profit, mutual funds and variable annuity products constitute 44.4% of the overall profit margin while trading activity represents 16.1%. The remainder of the profit margin is comprised of advisory services, 9.2%; net marketing revenues, 11.1%; and licensing, insurance products, underwriting and other income and revenues, 19.2%.

     Consolidated administrative expenses of approximately $2 million for the quarter ended June 30, 2004 increased by approximately $530,000 or 35.3%, compared with expenses of $1.5 million for quarter ended June 30, 2003. This increase is a result of an approximate $355,000 increase in compensation and benefits based on the acquisition of additional personnel to accommodate growth. Regulatory, legal, and professional fees increased by approximately $125,000 or about 65% due to added costs incurred for legal representation in litigation as a result of increased volume in our business over the last couple of years. Other administrative expenses increased by approximately $25,000 or 11.3% as a result of the write off of bad debts.

     As another factor of growth, the ratio of administrative expenses to profit margin has declined to 73.9% for the quarter ended June 30, 2004 from 91.6% for the quarter ended June 30, 2003. The Company is benefiting from the use of fixed costs applied to new business activity. Resources committed in technology and web-based reporting has guided the automation process of the business. More independent registered representatives are taking advantage of the technology. Through trading technology, representatives can process their own trades. This enables the brokerage firm to receive the benefits of "economies of scale" from fixed trading costs. The Company is able to process more transactions while maintaining stable administrative costs.

     Consolidated selling expenses were approximately $336,000 for the quarter ended June 30, 2004, an amount that increased by over $100,000 or 43.6% from $234,000 for the quarter ended June 30, 2003. This increase can be attributed to a rise in advertising costs by over $54,000 and a rise in communication costs by over $48,000.

     The increase in advertising related expenses were primarily the result of an increase in travel related expenses of over $50,000. The increase in communication expenses came from an approximate $20,000 increase in telephone related expenses and an approximate $25,000 in printing costs to continue to market our business in brokerage and advisory services and to promote our new mutual fund, the Eastern Point Advisors Rising Dividend Growth Fund.

     ICC and EPA bear the administrative and selling expenses for ICH in the form of management fees paid to ICH. These management fees, contained within the following chart, have been eliminated during consolidation in the accompanying financial statements. Based on a revised time study prepared by management, the allocation of these expenses between subsidiaries has changed from a 30% allocation to a 10% allocation, effective April 1,2004.

                               June 2004               June 2003
--------------------------------------------------------------------------------
ICC                            $336,605                 $164,810
--------------------------------------------------------------------------------
EPA                              37,401                   70,633
--------------------------------------------------------------------------------
Total                          $374,006                 $235,443
-------------------------------========-----------------========----------------

     The Company recorded consolidated income taxes of about $161,000 for the quarter ended June 30, 2004, compared with an income tax benefit of about $19,000 for the quarter ended June 30,2003. This increase of about $180,000 or 947.4% can be attributed to the Company's increased profitability during the same period.

     The Company generated consolidated net income of over $204,000 for the quarter ended June 30, 2004, compared with a net loss of about $83,000 for the quarter ended June 30, 2003. This increase of over $287,000 or about 345% in net income can be attributed to a rise in operating income over the same period because of the growth of our various business lines. This fluctuation led to a rise of income before taxes of over $467,000 or 457.8% percent for the quarter ended June 30, 2004 when compared to quarter ended June 30,2003.

     The Company's improved profitability resulted primarily from ICC operations. Total revenues increased considerably over the same period, which led to a higher gross profit. In addition, operating expenses did not increase proportionately with gross profit, resulting in improved net income. The operational model the Company is investing resources in, makes substantial use of technology which enables the Company to accommodate growth in revenue through increased transaction processing without incurring incremental overhead.

Liquidity and Capital Resources

The Company believes that return on equity primarily is based on the use of capital in an efficient manner. Historically, we have financed our operations primarily through private equity and internally generated cash flow and not by incurring debt.

     As of June 30, 2004, cash and cash equivalents totaled $8.3 million as compared to $8.1 million as of March 31, 2004. Working capital as of June 30,2004 was $8.8 million as compared to $8.6 million as of March 31, 2004. Our ratio of current assets to current liabilities was 3.84 to 1 as of June 30, 2004 as compared to 3.21 to 1 as of March 31, 2004.



     As of June 30, 2004, the net capital ratio for the broker-dealer was 2.63 to 1 as compared to a 2.38 to 1 for the fiscal year ended March 31, 2004. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of June 30, 2004, we had net capital of $1.4 million as compared to net capital of $1.8 million as of March 31,2004. This resulted in excess net capital of $1.2 million and $1.5 million, respectively, for the applicable periods.

     Net cash provided by operating activities was about $247,000 for the quarter ended June 30, 2004 as compared to net cash provided in operating activities of about $127,000 for the quarter ended June 30, 2003. The greater than $120,000 increase in 2004 compared to 2003 resulted primarily from an increase in net income and collections of accounts receivable offset by payments to commissions payable and income taxes payable.

     Net cash used in investing activities increased by over $38,000 for period ended June 30,2004 as compared to June 30,2003. The increase in cash used resulted from the purchase of fixed assets and a decrease in cash collections from the loans outstanding to registered representatives.

     Net cash used in financing activities decreased by over $67,000. The decrease in cash used resulted from less financing of insurance policies on D&O, employee liability, and fidelity bond.

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

Market Risk

     Market risk is the risk attributable to common macroeconomic factors such as gross domestic product, employment, inflation, interest rates, budget deficits and sentiment. Consumer and producer sentiment is critical to our business. The level of consumer confidence determines their willingness to spend, especially in the financial markets. It is this willingness to spend in the financial markets that is key to our business. A shift in spending in this area could negatively impact the Company. However, senior management is constantly monitoring these economic trends in order to enhance our product line to offset any potential negative impact.

Operational Risk

     Operational risk refers to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution processing of transactions, deficiencies in the Company's technology or financial operating systems and inadequacies or breaches in the Company's control processes. Managing these risks is critical, especially in a rapidly changing environment with increasing transaction volume. Failure to manage these risks could result in financial loss to the Company. To mitigate these risks, the Company developed specific policies and procedures designed to identify and manage operational risk. These policies and procedures are reviewed and updated on a continuing basis to ensure that this risk is minimized.

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


PART II  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company operates in a highly litigious and regulated business and, as such, is a defendant or codefendant in various lawsuits and arbitrations incidental to its securities business. The Company is vigorously contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainties routine in these matters. Currently, there are various lawsuits and/or arbitrations filed against the Company. For the majority of claims, the Company's errors and omissions (E&O) policies limit the maximum exposure, subject to policy limitations and exclusions, in any one case to between $75,000 and $100,000, and in certain of these cases, the Company has the contractual right to seek indemnity from related parties. As such, Management, in consultation with counsel, believes that resolution of all such litigation is not expected to have a material adverse effect on the consolidated financial results of the Company.

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


                          Date: August 13, 2004

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

Date: August 13, 2004

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

Date: August 13, 2004

By: /s/ TIMOTHY B. MURPHY
-------------------------
Timothy B. Murphy
Chief Financial Officer