Form 10-Q
period 2004-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2004-11-12
CIK 1001871

--------------------------------------------------------------------------------
     Form 10-Q

     INVESTORS CAPITAL HOLDINGS LTD - ICH
     Filed: November 12, 2004 (period: September 30, 2004)

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


          ITEM 1. LEGAL PROCEEDINGS
          SIGNATURES


          CERTIFICATION
          EX-32.1
          EX-32.2
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

          (Mark One)

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

                                            OR

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period from _______ to_________

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

                                  230 Broadway
                         Lynnfield, Massachusetts 01940
                    (Address of principal executive offices)

                                 (781) 593-8565
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

Number of shares outstanding of our only class of common stock as of November 8, 2004:
                                    5,739,844

PART I  FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      September 30,     March 31,
                                                                          2004             2004
                                                                     --------------   -------------

Assets

Current Assets

     Cash and cash equivalents ....................................  $   8,264,228    $  8,112,567
     Deposit with clearing organization, restricted ...............        175,000         175,000
     Accounts receivable ..........................................      2,249,889       3,785,423
     Investments in available-for-sale securities .................         56,528          56,339
     Marketable securities, at market value .......................         81,825          17,422
     Prepaid expenses .............................................        198,277         310,270
                                                                     --------------   -------------
                                                                        11,025,747      12,457,021


Property and equipment, net .......................................        544,220         503,316


Long-Term Investments
     Equity investments, at cost ..................................         40,000          40,000
     Investment in unconsolidated affiliate .......................         80,824          85,820
                                                                     --------------   -------------
                                                                           120,824         125,820
Other Assets
     Other assets .................................................         57,864          99,295
     Deferred tax asset, net ......................................         59,162          69,721
     Receivables from officers ....................................         46,441          64,400
     Loans receivable from registered representatives .............        227,901          69,306
                                                                     --------------   -------------
                                                                           391,368         302,722

          TOTAL ASSETS ............................................  $  12,082,159    $ 13,388,879
                                                                     ==============   =============

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable .............................................  $     668,317    $    570,236
     Accrued expenses .............................................        256,704         435,067
     Notes payable ................................................         11,454          78,999
     NASD settlement payable (current portion) ....................         ------          54,375
     Commissions payable ..........................................      1,560,503       2,078,196
     Income taxes payable .........................................         77,773         582,721
     Securities sold, not yet purchased, at market value ..........         32,381          90,042
                                                                     --------------   -------------
                                                                         2,607,132       3,889,636

Long-Term Liabilities

     NASD settlement payable ......................................         ------          94,304
                                                                     --------------   -------------
                                                                            ------          94,304


          Total liabilities .......................................      2,607,132       3,983,940
                                                                     --------------   -------------
Commitments and contingencies

Stockholders' Equity:

      Common stock, $.01 par value, 10,000,000
      shares authorized;  5,738,326 issued and 5,734,441 outstanding
      in September 30, 2004;   5,731,598 issued and 5,727,713 outstanding
      in March 31, 2004.                                                    57,383          57,316
     Additional paid-in capital ...................................      8,536,244       8,520,931
     Retained earnings ............................................        899,189         844,670
       Less: Treasury stock, 3,885 shares at cost .................        (30,135)        (30,135)
     Accumulated other comprehensive income (loss) ................         12,346          12,157
                                                                     --------------   -------------

            Total stockholders' equity ............................      9,475,027       9,404,939
                                                                     --------------   -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY ............................................  $  12,082,159    $ 13,388,879
                                                                     ==============   =============

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                              September 30,
                                                                     ------------------------------
                                                                          2004             2003
Revenues:                                                            --------------   -------------
Commission, advisory & other fee income                              $  12,197,810    $ 11,294,543
Marketing revenue, net                                                     150,172          75,538
Other income                                                                92,206          81,633
                                                                     --------------   -------------
Total Revenue                                                           12,440,188      11,451,714


Commission and advisory fees                                            10,316,581       9,044,889
                                                                     --------------   -------------
           Gross profit                                                  2,123,607       2,406,825
                                                                     --------------   -------------
Operating expenses:

   Advertising                                                             199,278         153,836
   Communications                                                          110,379         104,191
                                                                     --------------   -------------
Selling                                                                    309,657         258,027
                                                                     --------------   -------------

   Compensation and Benefits                                             1,305,775       1,009,354
   Regulatory, legal and professional                                      405,978         295,438
   Occupancy                                                               144,495         109,072
   Other administrative expenses                                           204,466         249,864
                                                                     --------------   -------------
Administrative                                                           2,060,714       1,663,728
                                                                     --------------   -------------
         Total Operating Expenses                                        2,370,371       1,921,755
                                                                     --------------   -------------
           Operating (loss) income                                        (246,764)        485,070
                                                                     --------------   -------------
Other expense:

   Interest expense                                                          7,716           4,001
                                                                     --------------   -------------
         Total other expense                                                 7,716           4,001
                                                                     --------------   -------------
(Loss) income before taxes                                                (254,480)        481,069
(Benefit) provision for income taxes                                      (104,983)        211,264
                                                                     --------------   -------------
           Net(loss)income                                           $    (149,497)   $    269,805
                                                                     ==============   =============

(Loss) earnings per common share
  Basic (loss) earnings per common share:                            $        (.03)   $        .05

  Diluted (loss) earnings per common share                           $        (.03)   $        .05
                                                                     ==============   =============

Share data:

   Weighted average shares used in basic earnings per
     common share calculations                                           5,732,226       5,717,380
Plus:  Incremental shares from assumed exercise of stock options           187,669         144,339
                                                                     --------------   -------------
   Weighted average shares used in diluted earnings per
     common share calculations                                           5,919,895       5,861,719
                                                                     ==============   =============


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                              September 30,
                                                                     ------------------------------
                                                                          2004             2003
Revenues:                                                            -------------    -------------
Commission, advisory & other fee income                              $ 26,116,509     $ 20,939,826
Marketing revenue, net                                                    454,951           67,816
Other income                                                              183,926          172,555
                                                                     -------------    -------------
Total Revenue                                                          26,755,386       21,180,197


Commission and advisory fees                                           21,888,699       17,139,830
                                                                     -------------    -------------
           Gross profit                                                 4,866,687        4,040,367
                                                                     -------------    -------------
Operating expenses:

   Advertising                                                            403,877          304,427
   Communications                                                         241,954          187,169
                                                                     -------------    -------------
Selling                                                                   645,831          491,596
                                                                     -------------    -------------

   Compensation and Benefits                                            2,630,382        1,974,140
   Regulatory, legal and professional                                     723,810          488,223
   Occupancy                                                              282,284          221,473
   Other administrative expenses                                          450,327          476,305
                                                                     -------------    -------------
Administrative                                                          4,086,803        3,160,141
                                                                     -------------    -------------
         Total Operating Expenses                                       4,732,634        3,651,737
                                                                     -------------    -------------
           Operating income                                               134,053          388,630
                                                                     -------------    -------------
Other expense:

   Interest expense                                                        23,873           10,030
                                                                     -------------    -------------
         Total other expense                                               23,873           10,030
                                                                     -------------    -------------
Income before taxes                                                       110,180          378,600
Provision for income taxes                                                 55,661          192,237
                                                                     -------------    -------------
           Net income                                                $     54,519     $    186,363
                                                                     =============    =============

Earnings per common share
   Basic earnings per common share:                                  $        .01     $        .03

  Diluted earnings per common share                                  $        .01     $        .03
                                                                     =============    =============

Share data:

   Weighted average shares used in basic earnings per
     common share calculations                                          5,731,903        5,717,380
Plus:  Incremental shares from assumed exercise of stock options          191,200          126,180
                                                                     -------------    ------------
   Weighted average shares used in diluted earnings per
     common share calculations                                          5,923,103        5,843,560
                                                                     =============    =============


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                                                           Accumulated
                                                                        Additional   Retained              Other
                                                    Common      Stock   Paid-In      Earnings    Treasury  Comprehensive
                                                  ----------  --------- Capital      (Deficit)   Stock     Income (Loss)    Total
                                                    Shares      Amount
                                                  ----------------------------------------------------------------------------------


     Balance at July 1, 2003..................... 5,721,265    $57,213  $8,198,558    $(29,185)  $(30,135)       $3,358  $8,199,809

     Stock based compensation....................                           51,376                                           51,376

       Comprehensive income:

            Net income...........................                                      269,805

            Net unrealized gain on securities....                                                                 1,230

                 Comprehensive income............                                                                           271,035

                                                  ----------------------------------------------------------------------------------

     Balance at September 30, 2003............... 5,721,265    $57,213  $8,249,934    $240,620   $(30,135)       $4,588  $8,522,220
                                                  ==================================================================================

     Balance at July 1, 2004..................... 5,732,450    $57,325  $8,524,552  $1,048,686   $(30,135)      $12,726  $9,613,154

      Exercised options..........................     5,876         58      11,692                                           11,750

     Stock based compensation....................

     Comprehensive (loss):

            Net (loss) ..........................                                     (149,497)

            Net unrealized (loss) on securities..                                                                  (380)

                 Comprehensive (loss)............                                                                          (149,877)
                                                  ----------------------------------------------------------------------------------

    Balance at September 30, 2004................ 5,738,326    $57,383  $8,536,244    $899,189   $(30,135)      $12,346  $9,475,027
                                                  ==================================================================================


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                                                           Accumulated
                                                                        Additional   Retained              Other
                                                   Common       Stock   Paid-In      Earnings    Treasury  Comprehensive
                                                  ----------  --------- Capital      (Deficit)   Stock     Income (Loss)    Total
                                                   Shares       Amount
                                                  ----------------------------------------------------------------------------------

     Balance at April 1, 2003.................... 5,721,265    $57,213  $8,169,292     $54,257   $(30,135)      ($1,987) $8,248,640

     Stock based compensation....................                           80,642                                           80,642

       Comprehensive income:

            Net income...........................                                      186,363

            Net unrealized gain on securities....                                                                 6,575

                 Comprehensive income............                                                                           192,938

                                                  ----------------------------------------------------------------------------------

     Balance at September 30, 2003............... 5,721,265    $57,213  $8,249,934    $240,620    (30,135)       $4,588  $8,522,220
                                                  ==================================================================================

     Balance at April 1, 2004.................... 5,731,598    $57,316  $8,520,931     844,670    (30,135)      $12,157  $9,404,939

         Exercised options ......................     6,728         67      13,359                                           13,426

     Stock based compensation...................                             1,954                                            1,954

     Comprehensive income:

            Net income.............................                                     54,519

            Net unrealized gain on securities...                                                                    189

                 Comprehensive income...........                                                                             54,708
                                                  ----------------------------------------------------------------------------------

     Balance at September 30, 2004............... 5,738,326    $57,383  $8,536,244    $899,189    (30,135)       12,346  $9,475,027
                                                  ==================================================================================


     See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                           Six Months Ended
                                                                                             September 30,
                                                                                      --------------------------
                                                                                         2004           2003
                                                                                      -----------    -----------

Cash flows from operating activities:

     Net income....................................................................   $   54,519     $  186,363
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization.............................................       80,346         67,382
         Change in deferred taxes..................................................       10,559          3,416
         Stock option compensation.................................................        1,954         80,642

         Unrealized loss (gain) on investment in unconsolidated affiliates.........        4,996        (14,018)

 Changes in operating assets and liabilities:
         (Increase) decrease in marketable securities..............................     (122,064)       118,908
         Decrease (increase) in accounts receivable................................    1,535,534       (710,352)
         Decrease in receivables from officers, prepaid expenses and other assets..      171,383        159,024
         Increase in income taxes receivable.......................................            -         60,113
         (Decrease) increase in taxes payable......................................     (504,948)        53,458
         Increase in accounts payable and other liabilities........................       98,081        100,032
         (Decrease) increase in accrued expenses...................................     (178,364)        66,853
         (Decrease) increase in commissions payable................................     (517,693)       380,667
                                                                                      -----------    -----------

             Net cash provided by operating activities.............................      634,303        552,488
                                                                                      -----------    -----------

Cash flows from investing activities:
     Purchases of property and equipment...........................................     (121,250)       (60,139)
     (Increase) Decrease in loans receivable from registered representatives.......     (158,595)        52,581
                                                                                      -----------    -----------

             Net cash used in investing activities.................................     (279,845)        (7,558)
                                                                                      -----------    -----------

Cash flows from financing activities:

     Exercise of stock options.....................................................       13,427             --
     Payments on notes payable and NASD settlement.................................     (216,224)      (165,525)
                                                                                      -----------    -----------

             Net cash used in financing activities.................................     (202,797)      (165,525)
                                                                                      -----------    -----------

Net increase in cash and cash equivalents..........................................      151,661        379,405

Cash and cash equivalents, beginning of period.....................................    8,112,567      7,090,643
                                                                                      -----------    -----------

Cash and cash equivalents, end of period...........................................   $8,264,228     $7,470,048
                                                                                      ===========    ===========

Supplemental disclosures of cash flow information:
     Interest paid.................................................................   $   23,873     $   10,030
                                                                                      ===========    ===========
     Income taxes paid.............................................................   $  550,000     $   75,300
                                                                                      ===========    ===========

     See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                   (UNAUDITED)



1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     Incorporated in July 1995, Investors Capital Holdings, Ltd. ("ICH") is a financial services holding company that operates through its three subsidiaries (Investors Capital Corporation, Eastern Point Advisors, Inc. and ICC Insurance Agency, Inc.) in two segments of the financial services industry. These two segments provide for the offering of (1) services related to corporate equity and debt securities, U.S. government securities, municipal securities, mutual funds, variable annuities, variable life insurance, market information, Internet online trading and portfolio tracking, and records management and (2) financial planning services, investment advisory and asset management services, and the management of our retail mutual funds. These products and services are offered primarily through our network of independent registered representatives throughout the United States.


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. Operating results for the three-month period ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission.

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

2.   SEGMENT INFORMATION

          The Company's reportable segments include investment services offered through Investors Capital Corporation (ICC) and asset management services offered through Eastern Point Advisors, Inc. (EPA). This investment services segment includes securities, insurance, financial planning and related services. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generate recurring annual revenue from fees received on the management of customer accounts. EPA provides asset management and portfolio design services to our mutual funds and a variety of investors.

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


     Segment reporting is as follows:

                                                          Three Months Ended
                                                             September 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------

     Non-interest revenues:

       ICC, investment services .................... $11,869 726    $10,733,599
       EPA, asset management services...............     478,256        636,482
       ICH, investments (loss) gain.................      (6,486)         2,311
                                                     ------------   ------------

            Total................................... $12,341,496    $11,372,392
                                                     ============   ============

     Revenues from transactions with other operating
     segments:
       ICC.......................................... $   222,310    $   193,822
       EPA..........................................      24,701         83,067
                                                     ------------   ------------

            Total................................... $   247,011    $   276,889
                                                     ============   ============

     Interest and dividend income:
       ICC.......................................... $    54,241    $    41,516
       ICH..........................................      44,451         37,806
                                                     ------------   ------------

            Total................................... $    98,692    $    79,322
                                                     ============   ============

     Depreciation and amortization expense:
       ICC...............................            $    39,564    $    32,019
       EPA...............................                  2,171          1,730
                                                     ------------   ------------

            Total........................            $    41,735    $    33,749
                                                     ============   ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                   (UNAUDITED)


2. SEGMENT INFORMATION (Continued)


                                                          Three Months Ended
                                                             September 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------

     Income tax provision (benefit):

       ICC...............................            $   (64,779)   $   244,195
       EPA...............................                (48,504)       (71,000)
       ICH...............................                  8,300         38,069
                                                     ------------   ------------

            Total........................            $  (104,983)    $  211,264
                                                     ============   ============


     Income (loss):
       ICC...............................            $  (107,050)    $  346,845
       EPA...............................                (72,111)       (79,520)
       ICH...............................                 29,664          2,480
                                                     ------------   ------------

            Total........................            $  (149,497)    $  269,805
                                                     ============   ============

     Period end total assets:
       ICC...............................            $ 7,879,330    $ 6,327,107
       EPA...............................                517,885        541,505
       ICH...............................              5,590,612      5,473,665
       Corporate items and eliminations               (1,905,668)      (970,690)
                                                     ------------   ------------

            Total........................            $12,082,159    $11,371,587
                                                     ============   ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                   (UNAUDITED)


                                                          Six Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------

     Non-interest revenues:

       ICC, investment services .................... $25,606,461    $19,838,602
       EPA, asset management services...............     964,999      1,169,040
       ICH, investments (loss) gain ................      (4,995)        14,017
                                                     ------------   ------------

            Total................................... $26,566,465    $21,021,659
                                                     ============   ============

     Revenues from transactions with other operating
     segments:
       ICC.......................................... $   558,915    $   358,632
       EPA..........................................      62,102        153,700
                                                     ------------   ------------

            Total................................... $   621,017    $   512,332
                                                     ============   ============

     Interest and dividend income:
       ICC.......................................... $   106,536    $    83,529
       ICH..........................................      82,385         75,009
                                                     ------------   ------------

            Total................................... $   188,921    $   158,538
                                                     ============   ============

     Depreciation and amortization expense:
       ICC.......................................... $    76,273    $    63,921
       EPA..........................................       4,072          3,461
                                                     ------------   ------------

            Total................................... $    80,345    $    67,382
                                                     ============   ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                   (UNAUDITED)


2.   SEGMENT INFORMATION (Continued)

                                                          Six Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------

     Income tax provision (benefit):

       ICC...............................            $   130,271    $   240,081
       EPA...............................               (106,507)      (121,317)
       ICH...............................                 31,897         73,473
                                                     ------------   ------------

            Total........................            $    55,661    $   192,237
                                                     ============   ============


     Income (loss):
       ICC...............................            $   167,309    $   325,708
       EPA...............................               (158,283)      (154,899)
       ICH...............................                 45,493         15,554
                                                     ------------   ------------

            Total........................            $    54,519    $   186,363
                                                     ============   ============

     Period end total assets:
       ICC...............................            $ 7,879,330    $ 6,327,107
       EPA...............................                517,885        541,505
       ICH...............................              5,590,612      5,473,665
       Corporate items and eliminations               (1,905,668)      (970,690)
                                                     ------------   ------------

            Total........................            $12,082,159    $11,371,587
                                                     ============   ============

3.   LITIGATION

     The Company is involved with various judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business. At September 30, 2004, the Company was the co-defendant in several lawsuits with claims of approximately $3.4 million. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material, adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the aforementioned lawsuits, and as a result, in the majority of cases, the Company`s exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies", the Company had accrued expenses of approximately $152,000 for the period ended September 30, 2004 related to legal fees incurred and estimated probable settlement costs relating to the Company's defense in various lawsuits


4.   STOCK BASED COMPENSATION

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

                                                          Three Months Ended                Six Months Ended
                                                             September 30,                    September 30,

                                                     --------------------------         ------------------------

                                                        2004            2003              2004           2003
                                                     ----------       ---------         ---------      ---------


Net (loss) income, as reported                       $(149,497)       $269,805          $ 54,519       $186,363

Deduct:  Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax
effects                                                     --           2,212                --          3,136
                                                     ----------       ---------         ---------      ---------
Pro forma net (loss) income                          $(149,497)       $267,593          $ 54,519       $183,227
                                                     ==========       =========         =========      =========

Earnings (loss) per share:
    Basic- as reported                               $    (.03)       $    .05          $    .01       $    .03
    Diluted-as reported                                   (.03)            .05               .01            .03
    Basic   - pro forma                                   (.03)            .05               .01            .03
    Diluted - pro forma                                   (.03)            .05               .01            .03


ITEM 2. Management's Discussion and Analysis

         Management's discussion and analysis reviews our consolidated financial condition as of September 30, 2004 and March 31, 2004, the consolidated results of operations for the three months and six months ended September 30, 2004 and 2003 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in the Form 10-Q.

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

Overview

     We are a financial services holding company that, through our subsidiaries, provides investment advisory, insurance, financial planning and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition among other financial services institutions, and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by any one of or by a multiple of these external factors.


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


Reserves

     The Company records reserves related to legal proceedings in "accrued expenses". The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or a representative of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

Results of Operations

Three Months Ended September 30, 2004 compared with Three Months Ended September 30, 2003

Total revenue of $12.4 million increased by $.9 million or 7.8% for the quarter ended September 30, 2004, compared with total revenue of $11.5 million for the quarter ended September 30, 2003. Consolidated commissions, advisory, and other fee income of $12.2 million for the quarter ended September 30, 2004, increased by $.9 million or 8.0%, compared with consolidated commissions, advisory, and other fee income of $11.3 million for the quarter ended September 30, 2003. This increase can be attributed primarily to a $1.1 million increase in revenues provided by Investors Capital Corporation(ICC). Also, as a result of ICC obtaining dual designation as a Registered Investment Advisor ICA (Investors Capital Advisors). Eastern Point Advisors(EPA) transferred approximately 73% of assets under management within the Pershing Securities Managed Asset Plan Platform in March 2004. This also contributed to ICC's increase in commission and advisory fee income for the quarter ended September 30, 2004. Offsetting this increase was a $158 thousand decrease in advisory and other fee income from EPA for the comparative periods. The overall increase was driven by commissions generated from the brokerage business and other fees during the quarter ended September 30,2004.


     Net marketing revenues of approximately $150 thousand increased by approximately $74 thousand for the quarter ended September 30,2004, compared to an approximate net marketing income of $76 thousand for the quarter ended September 30,2003. This increase was mainly attributable to improved marketing initiatives. Finally, other income increased by approximately $11 thousand for the same quarter ended September 30, 2004 when compared to quarter ended September 30, 2003. The reason for the increase was due to the increase in daily average balance in our trading accounts.

     Consolidated commissions and advisory fees of $10.3 million for the quarter ended September 30,2004, increased by $1.3 million or 14.4% compared to $ 9.0 million for the quarter ended September 30,2003. This change can be attributed to an increase of $1.3 million in commission expenses incurred by ICC. The increase in commission expense is the direct result of an improvement in gross revenues as noted above. Cost of sales as a percentage basis of commissions, advisory and other fee income increased to 84.6% in 2004 compared to 80.1% in 2003. This 4.5% increase in payout ratio can be attributed to top representatives increasing their sales production when compared to their sales output during the same period last year.

     The Company realized a consolidated operating loss of approximately $247 thousand for the quarter ended September 30,2004, compared with operating income of approximately $485 thousand for the quarter ended September 30, 2003. This 150.9% decrease in consolidated operating income is primarily the result of a reduction in our gross profit of approximately $283 thousand, while operating expenses rose by more than $450 thousand. A breakdown of gross profit by product type, depicting both the dollar and percentage increase or decrease, is presented in the following table:

                                                        % of
                               Gross Profit         Gross Profit        2004-2003      September 2004    September 2004
  Product Type             $ increase (decrease)   increase change  % Margin Change    $ Gross Profit    % Gross Profit
-----------------------------------------------------------------------------------------------------------------------

Commissions-mutual               $(88,464)               (31.2)%            (8.7)%          $924,678            43.5%
funds & variable
annuities
-----------------------------------------------------------------------------------------------------------------------
Commissions-trading              (487,973)              (172.3)%           (53.3)%           427,210            20.1%
-----------------------------------------------------------------------------------------------------------------------
Commissions -Insurance             98,066                 34.6%            623.3%            113,801             5.4%
Products
-----------------------------------------------------------------------------------------------------------------------
Commissions-                          600                   .2%            (97.5)%               600              --%
Underwriting
-----------------------------------------------------------------------------------------------------------------------
Advisory Services &                48,980                 17.3%             16.9%            338,247            15.9%
Administration Fees
-----------------------------------------------------------------------------------------------------------------------
Licensing Revenue                  60,364                 21.3%            369.7%             76,692             3.6%
-----------------------------------------------------------------------------------------------------------------------
Net Marketing Revenue              74,634                 26.4%             98.8%            150,172             7.1%
-----------------------------------------------------------------------------------------------------------------------
Other Income &                     10,575                  3.7%            12.95%             92,207             4.4%
Revenues
-----------------------------------------------------------------------------------------------------------------------
Total                          $ (283,218)               (100)%              N/A          $2,123,607             100%
-------------------------------===========---------------======-----------========--------===========-----------======-

     As a percentage of the decrease in gross profit, mutual funds, variable annuities, and trading activities represented 203.5 % of the total decrease. Offsetting this decrease, net marketing revenues, insurance products, advisory services, licensing revenue, underwriting fees, and other income comprised 103.5% of the gross profit change. A margin decrease of $88,464 or 8.7% was realized from sales of mutual funds and variable annuity products. Trading activities decreased on a marginal basis by $487,973 or 53.3% between quarters ended September 30, 2004 and September 30, 2003.

     As a percentage of the September 30, 2004 gross profit, mutual funds and variable annuity products constitute 43.5 % of the overall profit margin while trading activity represents 20.1%. The remainder of the profit margin is comprised of advisory services, 15.9%; net marketing revenues,7.1%; and licensing, insurance products, underwriting and other income and revenues,13.4%.

     Consolidated administrative expenses of approximately $2.1 million for the quarter ended September 30, 2004 increased by approximately $397 thousand or 23.3%, compared with expenses of approximately $1.7 million for quarter ended September 30, 2003. This increase is a result of an approximate $296 thousand increase in compensation and benefits based on the hiring of additional personnel to accommodate growth. We invested in our management team by hiring individuals with industry expertise in an effort to increase sales and restructure the product mix. Regulatory, legal, and professional fees increased by approximately $111 thousand or 37.4% due to added costs incurred for legal representation in litigation as a result of increased volume in our business over the last couple of years. Other administrative expenses decreased by approximately $45 thousand or 18.2% primarily resulting from a bad debt write-off of advisory fees due from Eastern Point Advisor's Twenty Fund during quarter ended September 30,2003. There were no additional write offs during quarter ended September 30, 2004. Finally, occupancy expenses increased by approximately $35 thousand from occupying additional office and storage space, and depreciation of our fixed assets.

     Another attribute for the decline in operating income was that the ratio of administrative expenses to gross profit was 27.9 % higher during quarter ended September 30, 2004 when compared to quarter ended September 30,2003. We did not fully benefit this quarter from the investment we made toward our fixed technology costs and web-based reporting.

     Consolidated selling expenses were approximately $310 thousand for the quarter ended September 30, 2004, an amount that increased by approximately
$52 thousand or about 20.2% from $258 thousand for the quarter ended September 30, 2003. This increase can be attributed to a rise in advertising costs by over $45 thousand and a rise in communication costs by over $6 thousand.

     The increase in advertising related expenses were primarily the result of an increase in travel related expenses of over $50 thousand. The increase in communication expenses came from an approximate $6 thousand increase in printing costs to continue to market our business in brokerage and advisory services and to promote our new mutual fund, the Eastern Point Advisors Rising Dividend Growth Fund.

     ICC and EPA bear the administrative and selling expenses for ICH in the form of management fees paid to ICH. These management fees, contained within the following chart, have been eliminated during consolidation in the accompanying financial statements. Based on a revised time study prepared by management, the allocation of these expenses between subsidiaries has changed from a 30% allocation to a new allocation percentage tested on a quarterly basis effective April 1,2004. The September 30,2004 time study resulted in a 10% allocation.

                               September 2004           September 2003
--------------------------------------------------------------------------------
ICC                              $222,310                 $193,822
--------------------------------------------------------------------------------
EPA                                24,701                   83,067
--------------------------------------------------------------------------------
Total                            $247,011                 $276,889
---------------------------------========-----------------========--------------

     The Company recorded a consolidated income tax benefit of $105 thousand for the quarter ended September 30, 2004 compared with consolidated income taxes of $211 thousand for the quarter ended September 30, 2003. This decrease of $316 thousand or 149.8% can be attributed to the Company experiencing a less profitable quarter ended September 30, 2004 than the quarter ended September 30, 2003.

The Company realized a consolidated net loss of $149 thousand for the quarter ended September 30, 2004 compared with a consolidated net income of $270 thousand for the quarter ended September 30, 2003. This decrease of $419 thousand or 155.2% can be attributed to a drop in operating income over the same period. This fluctuation in operating income led to a decline in income before taxes of $736 thousand or 152.9% for the quarter ended September 30, 2004 compared to quarter ended September 30, 2003.

Profitability worsened between quarters ended September 30, 2003 and September 30, 2004 due to decreased gross profit retention from the product mix. The growth of the business has required additional operating expenses, however the gross profit has not expanded in a manner necessary to offset those expenses.


Six Months Ended September 30, 2004 compared with Six Months Ended September 30, 2003

Total revenue of $26.8 million increased by $5.6 million or 26.4 % for the six months ended September 30, 2004, compared with total revenue of $21.2 million for the six months ended September 30, 2003. Consolidated commissions, advisory, and other fee income of $26.1 million for the six months ended September 30, 2004, increased by $5.2 million or 24.9%, compared with consolidated commissions, advisory, and other fee income of $20.9 million for the six months ended September 30, 2003. This increase can be attributed primarily to a $5.4 million increase in revenues provided by Investors Capital Corporation,(ICC). Also, as a result of ICC obtaining dual designation as a Registered Investment Advisor ICA (Investors Capital Advisors), Eastern Point Advisors (EPA) transferred approximately 73% of assets under management within the Pershing Securities Managed Asset Plan Platform in March 2004. This also contributed to ICC's increase in commission and advisory fee income for the six months ended September 30, 2004. Offsetting this increase was a $200 thousand decrease in advisory and other fee income from EPA for the comparative periods. The overall increase was driven by $2.3 million in commissions generated from the sale of mutual funds and variable annuities during the six months ended September 30, 2004. In addition, $2.9 million of additional commissions was generated from the brokerage business and other fees.

     Net marketing revenues of approximately $455 thousand increased by approximately $387 thousand for the six months ended September 30, 2004, compared to an approximate net marketing income of $68 thousand for the six months ended September 30, 2003. This increase was mainly attributable to improved marketing initiatives. In addition, net marketing revenues increased as a result of management's reporting the profitability of its preferred marketing programs on an individual event basis as compared to a consolidated event basis during the same comparative reporting period. Finally, other income increased by approximately $11 thousand for six months ended September 30, 2004 when compared to six months ended September 30, 2003. The reason for the increase was due to the increase in daily average balance in our trading accounts.

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

     Consolidated commissions and advisory fees of $21.9 million for the six months ended September 30,2004, increased by $4.8 million or 28.1 % compared to $ 17.1 million for the six months ended September 30,2003. This change can be attributed to an increase of $4.8 million in commission expenses incurred by ICC. The increase in commission expense is the direct result of an improvement in gross revenues as noted above. The cost of sales increase was also a result of an increase in trading errors of over $431 thousand compared to last year during the same time period. In addition, cost of sales increased with sales from commission, advisory and other fee income on a percentage basis of 83.8% in 2004 compared to 81.9% in 2003. This 1.9% increase in payout ratio can be attributed to top representatives increasing their sales production when compared to their sales output during the same period last year.

     The Company realized consolidated operating income of approximately $134 thousand for the six months ended September 30, 2004, compared with operating income of approximately $389 thousand for the six months ended September 30, 2003. This 65.6% decrease in consolidated operating income is primarily the result of an increase in operating expenses of approximately $1.1 million offset by an increase in gross profit of about $826 thousand. This stems from the fact that there was greater sales volume in products that gave us less retention to offset the operating expenses to accommodate that growth. A breakdown of gross profit by product type, depicting both the dollar and percentage increase or decrease, is presented in the following table:

                                                       % of
                               Gross Profit         Gross Profit       2004-2003      September 2004    September 2004
  Product Type             $ increase (decrease)   increase change  % Margin Change  $ Gross Profit    % Gross Profit
-----------------------------------------------------------------------------------------------------------------------

Commissions-mutual
funds annuities                  $226,806               27.4%             11.9%        $2,141,258            44.0%
-----------------------------------------------------------------------------------------------------------------------
Commissions-trading              (344,987)             (41.7)%           (28.4)%          869,984            17.9%
-----------------------------------------------------------------------------------------------------------------------
Commissions -Insurance
Products                          155,382               18.8%            549.6%           183,653             3.8%
-----------------------------------------------------------------------------------------------------------------------
Commissions-
Underwriting                      (22,461)              (2.7)%           (94.9)%            1,200              --%
-----------------------------------------------------------------------------------------------------------------------
Advisory Services &
Administration Fees               158,581               19.2%             29.4%           697,447            14.3%
-----------------------------------------------------------------------------------------------------------------------
Licensing Revenue                 251,441               30.4%            320.0%           330,007             6.8%
-----------------------------------------------------------------------------------------------------------------------
Net Marketing Revenue             387,135               46.9%            570.9%           454,951             9.3%
-----------------------------------------------------------------------------------------------------------------------
Other Income &
Revenues                           14,423                1.7%              8.3%           188,187             3.9%
-----------------------------------------------------------------------------------------------------------------------
Total                            $826,320                100%              N/A         $4,866,687             100%
--------------------------------==========--------------======------------=====--------===========------------====-----

     As a percentage of the increase in gross profit, contributions from mutual funds and variable annuities represented 27.4% of the total increase while net marketing revenues comprised 46.9% of the increase. Contributions from licensing, insurance products, and advisory services made up 68.4% of the increase while trading had a decrease to the margin of 41.7%. A margin increase of $226,806 or 11.9 % was realized from sales of mutual funds and variable annuity products as trading activities decreased on a marginal basis by $344,987 or 28.4% for comparative six months ended September 30, 2004 and September 30, 2003.

     As a percentage of the September 30, 2004 gross profit, mutual funds and variable annuity products constitute 44.0% of the overall profit margin while trading activity represents 17.9%. The remainder of the profit margin is comprised of advisory services,14.3%; net marketing revenues, 9.3%; and licensing, insurance products, underwriting and other income and revenues, 14.5%.

     Consolidated administrative expenses of $4.1 million for the six months ended September 30, 2004 increased by $927 thousand or 29.3%, compared with administrative expenses of $3.2 million for the six months ended September 30, 2003. This fluctuation is a result of the $656 thousand increase in compensation and benefits expense based on the acquisition of additional personnel to accommodate growth. We invested in our management team by hiring individuals with industry expertise in an effort to increase sales and restructure the product mix. Regulatory, legal and professional fees increased by $236 thousand due to added costs incurred for legal representation in litigation resulting from an expanding business volume over the last few years.

     The ratio of administrative expenses to gross profit has risen to 84.0% for the six months ended September 30, 2004 from 78.2% for the six months ended September 30, 2003. This is the result of lower profit margin retention that did not accommodate the rise in fixed costs.

     Consolidated selling expenses were $646 thousand for the six months ended September 30, 2004, an amount that increased by $154 thousand or 31.3% from $492 thousand for the six months ended September 30, 2003. This increase can be attributed to a rise in advertising costs of $100 thousand and a rise in communications costs of $55 thousand. The increase in advertising expenses was primarily the result of an increase in travel expenses of $101 thousand. The growth of communications expenses consists of a $20 thousand boost in telephone expenses and a $35 thousand boost in printing expenses. Additional communications and printing costs are necessary to continue to market the business of brokerage and advisory services and to promote the Eastern Point Advisors Rising Dividend Growth Fund.

     ICC and EPA bear the administrative and selling expenses for ICH in the form of management fees paid to ICH. These management fees, contained within the following chart, have been eliminated during consolidation in the accompanying financial statements. Based on a revised time study prepared by management, the allocation of these expenses between subsidiaries has changed from a 30% allocation to a new allocation percentage tested on a quarterly basis effective April 1,2004. The June 30,2004 test resulted in a 10% allocation and the September 30, 2004 time study resulted in a 10% allocation.


                               September 2004           September 2003
--------------------------------------------------------------------------------
ICC                                $558,915                $358,632
--------------------------------------------------------------------------------
EPA                                  62,102                 153,700
--------------------------------------------------------------------------------
Total                              $621,017                $512,332
-----------------------------------========----------------========-------------


     The Company reported income taxes of about $56 thousand for the six months ended September 30, 2004, compared with consolidated income taxes of about $192 thousand for the six months ended September 30, 2003. This decrease of about $136 thousand in taxes or about 70.8% can be attributed to the Company's decrease in profitability during the same period last year.

     The Company generated a consolidated net income of about $55 thousand for the six months ended September 30, 2004, compared with net income of about $186 thousand for the quarter ended September 30, 2003. This decrease of over $131 thousand or about 70.4% in net income can be attributed to a decrease in the overall margin retention from the sale of our products offset by the increase in operating expenses to accommodate the increase in sales. Operating expenses increased proportionately higher than its gross profit, resulting in net loss.

     Although the company's profitability for the six months ended September 30, 2004 was $131 thousand less than that for six months ended September 30, 2003, management is staying the course with their commitment to grow the company. Management is currently investing resources to help grow assets in their advisory services sector. In addition, management has opened up a new investment center in Portsmouth, New Hampshire where the company can offer financial services directly to clients from our own financial advisors. Management will further develop their insurance division, ICC Insurance Agency, to continue to offer a diversified product range to their clients. Finally, the operational model in the trading department makes substantial use of technology which enables the Company to accommodate growth in revenue through increased transaction processing without incurring incremental overhead.


Liquidity and Capital Resources

The Company believes that return on equity is primarily based on the use of capital in an efficient manner. Historically, we have financed our operations mostly through private equity and we have generated cash flow internally without requiring debt service.

As of September 30, 2004, cash and cash equivalents totaled $8.3 million compared to $8.1 million as of March 31, 2004. Working capital was $8.3 million as of September 30, 2004 compared to $8.6 million as of March 31, 2004. The ratio of current assets to current liabilities was 4.11 to 1 as of September 30, 2004 compared to 3.2 to 1 as of March 31, 2004.

     As of September 30, 2004, the net capital ratio for the broker-dealer was
2.41 to 1 as compared to a 2.38 to 1 for the fiscal year ended March 31, 2004. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of September 30, 2004, we had net capital of $1.5 million as compared to net capital of $1.8 million as of March 31,2004. This resulted in excess net capital of $1.3 million and $1.5 million, respectively, for the applicable periods.

     Net cash provided by operating activities of $632 thousand for the six months ended September 30, 2004 increased by $80 thousand compared to net cash provided by operating activities of $552 thousand for the six months ended September 30, 2003. The change resulted primarily from an increase in collections of accounts receivable offset by payments to commissions payable and income taxes payable.

Net cash used in investing activities increased by $272 thousand for the six months ended September 30, 2004 compared to the six months ended September 30, 2003. The increase in cash used resulted from the purchase of fixed assets. A decrease in cash collections from the loans outstanding to registered representatives was realized in addition to the issuance of new loans to registered representatives.

Net cash used in financing activities increased by $35 thousand for the six months ended September 30, 2004 compared to the six months ended September 30, 2003. The increase in cash used resulted from final payment of the NASD note and a reclassification of current liability to a note payable.

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


                                                INVESTORS CAPITAL HOLDINGS, LTD.

                                                By: /s/ Timothy B. Murphy
                                                    -----------------------
                                                    Chief Financial Officer


     Date: November 11, 2004

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

Date: November 11, 2004

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

Date: November 11, 2004

By: /s/ TIMOTHY B. MURPHY
-------------------------
Timothy B. Murphy
Chief Financial Officer