Form 10-Q
period 2004-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2005-02-14
CIK 1001871

--------------------------------------------------------------------------------












Form 10-Q

INVESTORS CAPITAL HOLDINGS LTD - ICH
Filed: February 14, 2005 (period: December 31, 2004)

Quarterly report which provides a continuing view of a company's financial position

--------------------------------------------------------------------------------
     Form 10-Q

     INVESTORS CAPITAL HOLDINGS LTD - ICH
     Filed: February 14, 2005 (period: December 31, 2004)

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




          ITEM 1. LEGAL PROCEEDINGS


          SIGNATURES




          CERTIFICATION

          EX-31.1
          EX-31.2
          EX-32.1
          EX-32.2
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

          (Mark One)

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004

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

Number of shares outstanding of our only class of common stock as of February 7, 2005:
                                    5,742,432

PART I  FINANCIAL INFORMATION






ITEM 1. FINANCIAL STATEMENTS




                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)



                                                                      December 31,      March 31,
                                                                          2004            2004
                                                                     -------------    ------------
Assets

Current Assets

     Cash and cash equivalents ....................................  $   8,969,356    $  8,112,567
     Deposit with clearing organization, restricted ...............        175,000         175,000
     Accounts receivable ..........................................      3,509,985       3,785,423
     Investments in available-for-sale securities .................        -------          56,339
     Marketable securities, at market value .......................         21,143          17,422
     Prepaid expenses .............................................        195,865         310,270
                                                                     -------------    -------------
                                                                        12,871,349      12,457,021


Property and equipment, net .......................................        573,459         503,316


Long-Term Investments
     Equity investments, at cost ..................................         40,000          40,000
     Investment in unconsolidated affiliate .......................        152,267          85,820
                                                                     -------------    -------------
                                                                           192,267         125,820
Other Assets
     Other assets .................................................         54,560          99,295
     Deferred tax asset, net ......................................         64,263          69,721
     Receivables from officers ....................................         37,079          64,400
     Loans receivable from registered representatives .............        281,267          69,306
                                                                     -------------    -------------
                                                                           437,169         302,722

          TOTAL ASSETS ............................................  $  14,074,244    $ 13,388,879
                                                                     =============    =============

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable .............................................  $     754,232    $    570,236
     Accrued expenses .............................................         92,060         435,067
     Unearned revenue..............................................      1,583,010          ------
     Notes payable ................................................         16,375          78,999
     NASD settlement payable (current portion) ....................         ------          54,375
     Commissions payable ..........................................      1,519,555       2,078,196
     Income taxes payable .........................................         99,847         582,721
     Securities sold, not yet purchased, at market value ..........        131,731          90,042
                                                                     -------------    -------------
                                                                         4,196,810       3,889,636

Long-Term Liabilities

     NASD settlement payable ......................................         ------          94,304
                                                                     -------------    ------------
                                                                            ------          94,304


          Total liabilities .......................................      4,196,810       3,983,940
                                                                     -------------    ------------

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                      December 31,      March 31,
                                                                          2004            2004
                                                                     -------------    ------------
Commitments and contingencies
Stockholders' Equity:
     Common stock, $.01 par value, 10,000,000 shares authorized;
      5,742,298 issued and 5,738,413 outstanding at
      December 31, 2004; 5,731,598 issued and 5,727,713
      outstanding at March 31, 2004.                                        57,423          57,316
     Additional paid-in capital ...................................      8,595,734       8,520,931
     Retained earnings ............................................      1,254,412         844,670
       Less: Treasury stock, 3,885 shares at cost .................        (30,135)        (30,135)
     Accumulated other comprehensive income .......................         ------          12,157
                                                                      ------------    ------------

            Total stockholders' equity ............................      9,877,434       9,404,939
                                                                      ------------    ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $ 14,074,244    $ 13,388,879
                                                                      ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                           Three Months Ended
                                                                              December 31,
                                                                     -----------------------------
                                                                          2004             2003
Revenues:                                                            -------------    ------------
Commission, advisory & other fee income                              $  13,175,490    $ 13,010,336
Marketing revenue, net                                                     251,918         425,095
Other income                                                               153,453          83,738
                                                                     -------------    ------------
Total revenue                                                           13,580,861      13,519,169


Commission and advisory fees                                            10,527,798      10,799,273
                                                                     -------------    ------------
           Gross profit                                                  3,053,063       2,719,896
                                                                     -------------    ------------
Operating expenses:

   Advertising                                                             179,561         135,260
   Communications                                                          137,802         114,765
                                                                     -------------    ------------
Selling                                                                    317,363         250,025
                                                                     -------------    ------------

   Compensation and benefits                                             1,435,213       1,277,317
   Regulatory, legal and professional                                      325,244         334,816
   Occupancy                                                               151,606         115,384
   Other administrative expenses                                           208,880         230,614
                                                                     -------------    ------------
Administrative                                                           2,120,943       1,958,131
                                                                     -------------    ------------
         Total operating expenses                                        2,438,306       2,208,156
                                                                     -------------    ------------
           Operating income                                                614,757         511,740
                                                                     -------------    ------------
Other expense:

   Interest expense                                                          8,218           7,842
                                                                     -------------    ------------
         Total other expense                                                 8,218           7,842
                                                                     -------------    ------------
 Income before taxes                                                       606,539         503,898
 Provision for income taxes                                                251,316         197,268
                                                                     --------------   -------------
           Net income                                                $     355,223    $    306,630
                                                                     =============    ============

  Earnings per common share:
  Basic earnings per common share                                    $         .06    $        .05
                                                                     =============    ============

  Diluted earnings per common share                                  $         .06    $        .05
                                                                     =============    ============

Share data:

   Weighted average shares used in basic earnings per
     common share calculations                                           5,736,916       5,721,185
Plus: Incremental shares from assumed exercise of stock options            171,466         193,964
                                                                     -------------    ------------
   Weighted average shares used in diluted earnings per
     common share calculations                                           5,908,382       5,915,149
                                                                     =============    ============


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                            Nine Months Ended
                                                                              December 31,
                                                                    ------------------------------
                                                                          2004             2003
Revenues:                                                           -------------     ------------
Commission, advisory & other fee income                             $  39,291,999     $ 33,950,162
Marketing revenue, net                                                    706,869          492,912
Other income                                                              337,379          256,293
                                                                    -------------     ------------
Total revenue                                                          40,336,247       34,699,367


Commission and advisory fees                                           32,416,497       27,939,103
                                                                    -------------     ------------
           Gross profit                                                 7,919,750        6,760,264
                                                                    -------------     ------------
Operating expenses:

   Advertising                                                            583,438          439,687
   Communications                                                         379,756          301,934
                                                                    -------------     ------------
Selling                                                                   963,194          741,621
                                                                    -------------     ------------

   Compensation and benefits                                            4,065,595        3,245,979
   Regulatory, legal and professional                                   1,049,054          823,039
   Occupancy                                                              433,891          336,857
   Other administrative expenses                                          659,206          712,398
                                                                    -------------     ------------
Administrative                                                          6,207,746        5,118,273
                                                                    -------------     ------------
         Total operating expenses                                       7,170,940        5,859,894
                                                                    -------------     ------------
           Operating income                                               748,810          900,370
                                                                    -------------     ------------
Other expense:

   Interest expense                                                        32,091           17,872
                                                                    -------------     ------------
         Total other expense                                               32,091           17,872
                                                                    -------------     ------------
Income before taxes                                                       716,719          882,498
Provision for income taxes                                                306,977          389,505
                                                                    -------------     ------------
           Net income                                               $     409,742     $    492,993
                                                                    =============     ============

Earnings per common share:
   Basic earnings per common share                                  $         .07     $        .08
                                                                    =============     ============

   Diluted earnings per common share                                $         .07     $        .08
                                                                    =============     ============

Share data:

   Weighted average shares used in basic earnings per
     common share calculations                                          5,732,367        5,718,653
Plus:  Incremental shares from assumed exercise of stock options          185,882          145,504
                                                                    -------------     ------------
   Weighted average shares used in diluted earnings per
     common share calculations                                          5,918,249        5,864,157
                                                                    =============     ============



            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                   (UNAUDITED)


                                                                                                         ACCUMULATED
                                                   COMMON      STOCK   ADDITIONAL  RETAINED              OTHER
                                                  ---------   -------  PAID-IN     EARNINGS    TREASURY  COMPREHENSIVE
                                                   SHARES      AMOUNT  CAPITAL                 STOCK     INCOME (LOSS)     TOTAL
                                                  ------------------------------------------------------------------------------
     Balance at October 1, 2003.................. 5,721,265   $57,213  $8,249,934 $  240,620   $(30,135)   $4,588     $8,522,220

     Stock based compensation....................                         190,173                                        190,173
     Stock issued (employees)....................    10,000       100        (100)

       Comprehensive income:

            Net income...........................                                    306,630

            Net unrealized gain on securities....                                                           5,346

                 Comprehensive income............                                                                        311,976
                                                  ------------------------------------------------------------------------------
     Balance at December 31, 2003................ 5,731,265   $57,313  $8,440,007 $  547,250   $(30,135   $ 9,934     $9,024,369
                                                  ==============================================================================
     Balance at October 1, 2004.................. 5,738,326   $57,383  $8,536,244 $  899,189   $(30,135)  $12,346     $9,475,027

     Exercised options...........................     1,972        20       3,925                                          3,945
     Stock based compensation....................                           9,945                                          9,945
     Stock issued to directors and employees.....     2,000        20      45,620                                         45,640

       Comprehensive income:

            Net income ..........................                                    355,223

            Sale of investment securities........                                                         (12,346)

                 Comprehensive income............                                                                        342,877
                                                  ------------------------------------------------------------------------------
     Balance at December 31, 2004................ 5,742,298   $57,423  $8,595,734 $1,254,412   $(30,135)   ------     $9,877,434
                                                  ==============================================================================


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                   (UNAUDITED)





                                                                                                         ACCUMULATED
                                                   COMMON      STOCK   ADDITIONAL  RETAINED              OTHER
                                                  ---------   -------  PAID-IN     EARNINGS    TREASURY  COMPREHENSIVE
                                                   SHARES      AMOUNT  CAPITAL                 STOCK     INCOME (LOSS)     TOTAL
                                                  ------------------------------------------------------------------------------
     Balance at April 1, 2003.................... 5,721,265   $57,213  $8,169,292 $   54,257   $(30,135)  $(1,987)    $8,248,640

     Stock based compensation....................                         270,815                                        270,815
     Stock Issued (employees)....................    10,000       100        (100)

       Comprehensive income:

            Net income...........................                                    492,993

            Net unrealized gain on securities....                                                          11,921

                 Comprehensive income............
                                                  ------------------------------------------------------------------------------
     Balance at December 31, 2003................ 5,731,265   $57,313  $8,440,007 $  547,250   $(30,135)  $ 9,934     $9,024,369
                                                  ==============================================================================
     Balance at April 1, 2004.................... 5,731,598   $57,316  $8,520,931 $  844,670   $(30,135)  $12,157     $9,404,939

         Exercised options ......................     8,700        87      17,284                                         17,371

     Stock based compensation....................                          11,899                                         11,899
     Stock Issued (employees)....................     2,000        20      45,620                                         45,640

     Comprehensive income:

            Net income...........................                                    409,742

            Sale of investment securities........                                                         (12,157)

                 Comprehensive income............                                                                        397,585
                                                  ------------------------------------------------------------------------------

     Balance at December 31, 2004................ 5,742,298   $57,423  $8,595,734 $1,254,412   $(30,135)  -------     $9,877,434
                                                  ==============================================================================


     See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                           Nine Months Ended
                                                                                             December 31,
                                                                                      -------------------------
                                                                                         2004           2003
                                                                                      ----------     ----------

Cash flows from operating activities:
     Net income....................................................................   $  409,742     $  492,993
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization.............................................      125,337        102,705
         Issuance of employee stock................................................       45,640        -------
         Change in deferred taxes..................................................        5,458        (90,272)
         Stock option compensation.................................................       11,899        270,815
                   Gain on sale of investment securities...........................       44,182        -------
         Unrealized (gain) on investment in unconsolidated affiliates..............      (66,447)       (19,311)

 Changes in operating assets and liabilities:
         Decrease (increase) in marketable securities..............................       37,967        (13,877)
         Decrease (increase) in accounts receivable................................      275,438     (1,478,010)
         Decrease in receivables from officers, prepaid expenses and other assets..      186,461        132,532
         Decrease in income taxes receivable.......................................      -------         60,113
         (Decrease) increase in taxes payable......................................     (482,874)       298,164
         Increase in accounts payable and other liabilities........................      183,996        286,505
         Increase in accrued expenses and unearned revenue.........................    1,240,003        714,618
         (Decrease) increase in commissions payable................................     (558,641)       284,727
                                                                                      ----------     ----------
             Net cash provided by operating activities.............................    1,458,161      1,041,702
                                                                                      ----------     ----------
Cash flows from investing activities:

     Purchases of property and equipment...........................................     (195,480)       (89,681)
     (Increase) Decrease in loans receivable from registered representatives.......     (211,961)        14,977
                                                                                      ----------     ----------
             Net cash used in investing activities.................................     (407,441)       (74,704)
                                                                                      ----------     ----------
Cash flows from financing activities:
     Exercise of stock options.....................................................       17,372         ------
     Payments on notes payable and NASD settlement.................................     (211,303)      (185,539)
                                                                                      ----------     ----------

             Net cash used in financing activities.................................     (193,931)      (185,539)
                                                                                      ----------     ----------

Net increase in cash and cash equivalents..........................................      856,789        781,459

Cash and cash equivalents, beginning of period.....................................    8,112,567      7,090,643
                                                                                      ----------     ----------

Cash and cash equivalents, end of period...........................................   $8,969,356     $7,872,102
                                                                                      ==========     ==========

Supplemental disclosures of cash flow information:
     Interest paid.................................................................   $   32,091     $   10,030
                                                                                      ==========     ==========
     Income taxes paid.............................................................   $  780,000     $   75,300
                                                                                      ==========     ==========


     See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

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


Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. Operating results for the nine-month period ending December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission.

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


     Segment reporting is as follows:

                                                        Three Months Ended
                                                            December 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
     Non-interest revenues:
       ICC, investment services .................... $12,949,927    $12,774,202
       EPA, asset management services...............     497,481        661,229
       ICH, investments gain........................      27,211          5,294
                                                     -----------    -----------

            Total................................... $13,474,619    $13,440,725
                                                     ===========    ===========

     Revenues from transactions with other
            operating segments:
       ICC.......................................... $   263,710    $   319,964
       EPA..........................................      29,301        137,127
                                                     -----------    -----------

            Total................................... $   293,011    $   457,091
                                                     ===========    ===========

     Interest and dividend income:
       ICC.......................................... $    65,453    $    48,359
       ICH..........................................      40,790         30,085
                                                     -----------    -----------

            Total................................... $   106,243    $    78,444
                                                     ===========    ===========

     Depreciation and amortization expense:
       ICC...............................            $    42,685    $    33,593
       EPA...............................                  2,306          1,731
                                                     -----------    -----------

            Total........................            $    44,991    $    35,324
                                                     ===========    ===========


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                   (UNAUDITED)


2. SEGMENT INFORMATION (Continued)


                                                         Three Months Ended
                                                             December 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
     Income tax provision (benefit):
       ICC.......................................... $   287,198    $   294,555
       EPA..........................................     (60,955)       (86,396)
       ICH..........................................      25,073        (10,891)
                                                     ------------   ------------

            Total................................... $   251,316    $   197,268
                                                     ===========    ============

     Income (loss):
       ICC.......................................... $   412,441    $   388,559
       EPA..........................................     (92,151)      (128,198)
       ICH..........................................      34,934         46,269
                                                     -----------    ------------

            Total................................... $   355,224    $   306,630
                                                     ===========    ============

     Period end total assets:
       ICC.......................................... $10,176,382    $ 7,578,161
       EPA..........................................     582,167        598,484
       ICH..........................................   5,684,044      5,759,529
       Corporate items and eliminations.............  (2,368,349)    (1,254,335)
                                                     -----------    -----------

            Total................................... $14,074,244    $12,681,839
                                                     ===========    ===========

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                   (UNAUDITED)


                                                          Nine Months Ended
                                                            December 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
     Non-interest revenues:
       ICC, investment services .................... $38,556,388    $32,612,804
       EPA, asset management services...............   1,462,480      1,830,270
       ICH, investments (loss) gain ................      22,214         19,311
                                                     -----------    -----------

            Total................................... $40,041,082    $34,462,385
                                                     ===========    ===========

     Revenues from transactions with other
            operating segments:
       ICC.......................................... $   822,625    $   678,596
       EPA..........................................      91,403        290,827
                                                     -----------    -----------

            Total................................... $   914,028    $   969,423
                                                     ===========    ===========

     Interest and dividend income:
       ICC.......................................... $   171,990    $   131,889
       ICH..........................................     123,175        105,093
                                                     -----------    -----------

            Total................................... $   295,165    $   236,982
                                                     ===========    ===========

     Depreciation and amortization expense:
       ICC.......................................... $   118,958    $    97,513
       EPA..........................................       6,379          5,192
                                                     -----------    -----------

            Total................................... $   125,337    $   102,705
                                                     ===========    ===========


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                   (UNAUDITED)


2. SEGMENT INFORMATION (Continued)



                                                          Nine Months Ended
                                                            December 31,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------
     Income tax provision (benefit):
       ICC.........................................  $   417,469    $   534,636
       EPA.........................................     (167,462)      (207,713)
       ICH.........................................       56,970         62,582
                                                     -----------    -----------

            Total..................................  $   306,977    $   389,505
                                                     ===========    ===========


     Income (loss):
       ICC.........................................  $   579,749    $   714,268
       EPA.........................................     (250,434)      (283,097)
       ICH.........................................       80,427         61,822
                                                     -----------    -----------

            Total..................................  $   409,742    $   492,993
                                                     ===========    ===========

     Period end total assets:
       ICC.........................................  $10,176,382    $ 7,578,161
       EPA.........................................      582,167        598,484
       ICH.........................................    5,684,044      5,759,529
       Corporate items and eliminations............   (2,368,349)    (1,254,335)
                                                     -----------    -----------

            Total..................................  $14,074,244    $12,681,839
                                                     ===========    ===========

3. LITIGATION

     The Company is involved with various judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business. At December 31, 2004, the Company was the co-defendant in several lawsuits with claims of approximately $2.9 million. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material, adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the aforementioned lawsuits, and as a result, in the majority of cases, the Company`s exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies", the Company had accrued expenses of approximately $176,000 for the three months ended December 31, 2004 related to legal fees incurred and estimated probable settlement costs relating to the Company's defense in various lawsuits


4. STOCK BASED COMPENSATION

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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                   (UNAUDITED)



4. STOCK BASED COMPENSATION (Continued)

                                                          Three Months Ended                Nine Months Ended
                                                             December 31,                    December 31,
                                                     --------------------------         ------------------------

                                                        2004            2003              2004           2003
                                                     ----------       ---------         ---------      ---------
Net income, as reported                              $ 355,223        $306,630          $409,742       $492,993

Deduct:  Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax
effects                                                     --           5,063                --          8,553
                                                     ----------       ---------         ---------      ---------
Pro forma net income                                 $ 355,223        $301,567          $409,742       $484,440
                                                     ==========       =========         =========      =========
Earnings per share:
    Basic   - as reported                            $     .06        $    .05          $    .07       $    .08
    Diluted - as reported                                  .06             .05               .07            .08
    Basic   - pro forma                                    .06             .05               .07            .08
    Diluted - pro forma                                    .06             .05               .07            .08





ITEM 2. Management's Discussion and Analysis

         Management's discussion and analysis reviews our consolidated financial condition as of December 31, 2004 and March 31, 2004, the consolidated results of operations for the three months and nine months ended December 31, 2004 and 2003 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in the Form 10-Q.

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

Results of Operations

Three Months Ended December 31, 2004 compared with Three Months
Ended December 31, 2003

         Total consolidated revenue of $13.6 million for the quarter ended December 31, 2004 was relatively consistent compared with total consolidated revenue of $13.5 million for the quarter ended December 31, 2003. The consistency in revenue is primarily due to general market conditions in the first half of the quarter ended December 31, 2004. Consolidated commissions, advisory, and other fee income of $13.2 million for the quarter ended December 31, 2004, increased by $.2 million or 1.3%, compared with consolidated commissions, advisory, and other fee income of $13.0 million for the quarter ended December 31, 2003. This consolidated comparative increase is attributed primarily to a $.4 million increase in revenue provided by Investors Capital Corporation (ICC). The increase in ICC product sales is derived from the $.5 million increase in advisory services which are the result of ICC's dual designation as a Registered Investment Advisor, Investors Capital Advisors
(ICA). Other factors contributing to the overall increase in sales volume include the $.3 million decrease in corporate bonds; the $.5 million increase in government bonds; the $1.0 million decrease in mutual funds and variable annuity products; the $.3 million increase in listed stock trades; the $.3 million increase in Over The Counter stock trades; and $.1 million increase in all other ICC products.

         Offsetting the consolidated comparative increase derived from consolidated commissions, advisory, and other fee income from ICC was a $.2 million decrease in advisory and other fee income from EPA. This was a result of the transfer of assets under management over to ICA from EPA. Therefore, the overall increase was driven by income generated by the ICC brokerage business.

         Net marketing revenues of approximately $.3 million decreased by approximately $.1 million for the quarter ended December 31,2004, compared to net marketing income of approximately $.4 million for the quarter ended December 31,2003. This decrease was mainly attributable to the reporting the Company's preferred marketing programs on an individual event basis as compared to a consolidated event basis during the same comparative reporting period.

         Finally, other income increased by approximately $.1 million for the same quarter ended December 31, 2004 when compared to quarter ended December 31, 2003. Other income increased as a result of an increase in the average daily balance in the Company's trading accounts. Additionally, the Company realized a gain from the sale of investment securities as well as income from the sale of subscriptions.

         Consolidated commissions and advisory fees of $10.5 million for the quarter ended December 31,2004, decreased by $.3 million or 2.5% compared to $
10.8 million for the quarter ended December 31,2003. This change can be attributed to a decrease of $.2 million in commission expenses incurred by ICC. The decrease in commission expense is the direct result of insurance proceeds from our errors and omissions policy of approximately $.2 million. Excluding this error reimbursement, cost of sales as a percentage basis of commissions, advisory and other fee income was 81.0% in 2004 compared to 83.0% in 2003.

         The Company reported consolidated operating income of approximately $.6 million for the quarter ended December 31,2004, compared with operating income of approximately $.5 million for the quarter ended December 31, 2003. This 20.1% increase in consolidated operating income is primarily the result of an increase in gross profit of approximately $.3 million offset by a rise in operating expenses of approximately $.2 million.

Gross profit by product type, illustrating both the dollar and percentage increase or decrease, is presented in the following table:

                                                        % of                            Qtr. Ended          Qtr. Ended
                               Gross Profit         Gross Profit      2004-2003        December 2004       December 2004
  Product Type             $ increase (decrease)   increase change  % Margin Change    $ Gross Profit     % Gross Profit
------------------------------------------------------------------------------------------------------------------------
Commissions-Mutual              $(149,712)               (44.9)%           (12.5)%        $1,052,193            34.5%
Funds & Variable
Annuities
------------------------------------------------------------------------------------------------------------------------
Commissions-Trading               408,594                122.6 %           113.8 %           767,774            25.1%
------------------------------------------------------------------------------------------------------------------------
Commissions-Insurance              10,103                  3.0 %            13.9 %            82,774             2.8%
Products
------------------------------------------------------------------------------------------------------------------------
Commissions-Underwriting           (3,768)                (1.1)%           (46.0)%             4,432             ---%
------------------------------------------------------------------------------------------------------------------------
Advisory Services &                69,387                 20.8 %            17.2 %           474,011            15.5%
Administration Fees
------------------------------------------------------------------------------------------------------------------------
Licensing Revenue                 102,026                 30.7 %            62.0 %           266,509             8.7%
------------------------------------------------------------------------------------------------------------------------
Net Marketing Revenue            (173,178)               (52.0)%           (40.7)%           251,918             8.3%
------------------------------------------------------------------------------------------------------------------------
Other Income &                     69,715                 20.9 %            83.3 %           153,453             5.1%
Revenues
------------------------------------------------------------------------------------------------------------------------
Total                          $  333,167                100.0 %             N/A          $3,053,064           100.0%
-------------------------------===========---------------======-----------========--------===========----------======---

     Mutual fund, variable annuity, and trading activities represented 77.7% of the total increase in gross profit margin. Net marketing revenues, insurance products, advisory services, licensing revenue, underwriting fees, and other income comprised 22.3% of the gross profit change. A margin decrease of $.3 million or 12.5% was realized from sales of mutual funds and variable annuity products. Trading activities increased on a marginal basis by $.4 million or 113.8% between quarters ended December 31, 2004 and December 31, 2003.

     As a percentage of the December 31, 2004 total gross profit, mutual funds and variable annuity products constitute 34.5% of the overall profit margin while trading activity represents 25.1%. The remainder of the profit margin is comprised of advisory services, 15.5%; net marketing revenues, 8.3%; and licensing, insurance products, underwriting and other income and revenues, 16.6%. At December 31, 2004, unearned licensing revenue of over $1.5 million was collected for insurance premiums and other deferred revenue items.

     Consolidated administrative expenses of approximately $2.1 million for the quarter ended December 31, 2004 increased by approximately $.2 million or 8.31%, compared with expenses of approximately $1.96 million for quarter ended December 31, 2003. This increase is a result of an approximate $.2 million increase in compensation and benefits based on the hiring of additional personnel to accommodate growth. We invested in the Company's management team by hiring individuals with industry expertise in an effort to increase sales and restructure the product mix. Regulatory, legal, and professional fees were consistent for the comparative periods. Other administrative expenses decreased by approximately $.02 million or 9.4% primarily from reduced postage and reduced administration from one of our programs. Finally, occupancy expenses increased by approximately $.03 million from occupying additional office and storage space, and depreciation of our fixed assets.

     Consolidated selling expenses were approximately $.3 million for the quarter ended December 31, 2004, an amount that increased by approximately $.07 million or about 26.9% from $.3 million for the quarter ended December 31, 2003. This increase can be attributed to a rise in advertising costs by over $.04 million and a rise in communication costs by over $.03 million.

     The increase in advertising related expenses were primarily the result of an increase in travel related expenses of over approximately $14 thousand, a $12 thousand increase in meals & entertainment, and a $18 thousand increase in general advertising and marketing. The increase in communication expenses came from increases in telephone, website consulting, and printing.

     ICC and EPA bear the administrative and selling expenses for ICH in the form of management fees paid to ICH. These management fees, contained within the following chart, have been eliminated during consolidation in the accompanying financial statements. Based on a revised time study prepared by management, the allocation of these expenses between subsidiaries has changed from a 30% allocation to a new allocation percentage tested on a quarterly basis effective April 1,2004. The December 31,2004 time study resulted in a 10% allocation.

                            December 2004            December 2003
--------------------------------------------------------------------------------
ICC                              $263,710                 $319,964
--------------------------------------------------------------------------------
EPA                                29,301                  137,127
--------------------------------------------------------------------------------
Total                            $293,011                 $457,091
---------------------------------========-----------------========--------------

         The Company recorded a consolidated income tax provision of $.3 million for the quarter ended December 31, 2004 compared with consolidated income taxes of $.2 million for the quarter ended December 31, 2003. This increase of approximately $.1 million or 27.4% can be attributed to the Company experiencing a more profitable quarter ended December 31, 2004 than the quarter ended December 31,2003.

         The Company's consolidated net income was $.4 million for the quarter ended December 31, 2004 compared with consolidated net income of $.3 million for the quarter ended December 31, 2003. This increase of approximately $.1 million or 15.8% can be attributed to an increase in operating income over the same period. This fluctuation in operating income led to a rise in income before taxes of approximately $.1 million or 20.4% for the quarter ended December 31, 2004 compared to quarter ended December 31, 2003.



Nine Months Ended December 31, 2004 compared with Nine Months
Ended December 31, 2003

     Total consolidated revenue of $40.3 million for the nine months ended December 31, 2004 increased by $5.6 million or 16.1% compared with total consolidated revenue of $34.7 million for the nine months ended December 31, 2003. Consolidated commissions, advisory, and other fee income of $39.3 million for the nine months ended December 31, 2004, increased by $5.3 million or 15.7%, compared with consolidated commissions, advisory, and other fee income of $34.0 million for the nine months ended December 31, 2003. The $5.7 million increase was driven by commissions generated from the ICC's brokerage business and other fees during the nine months ended December 31, 2004. Specifically, this increase is as follows: $1.18 million increase from advisory services, which is a direct result of obtaining dual designation as a Registered Investment Advisor ICA (Investors Capital Advisors). Other factors contributing to this increase in sales volume is a $.2 million decrease in corporate bonds; a $1.4 million increase in government bonds; a $1.4 million decrease in mutual funds and variable annuity products; a $.7 million increase in listed stock trades; a $.4 million increase in Over The Counter stock trades; and a $.7 million increase in all other ICC products. Offsetting those increases was a $.4 million decrease in advisory and other fee income from EPA for the comparative periods as a result the noted transfer of assets under management.


     Consolidated net marketing revenues of approximately $707 thousand increased by approximately $214 thousand or 43.4% for the nine months ended December 31, 2004, compared to consolidated net marketing revenue of $493 thousand for the nine months ended December 31, 2003. This growth is the result of improved marketing initiatives as well as the expansion in the "Partnership for Wealth Program" which benefited the liaison between the fund company and corresponding representatives. Finally, other income increased by approximately $81 thousand for nine months ended December 31, 2004 when compared to nine months ended December 31, 2003 due to the increase in the daily average balance in our trading accounts.

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

     Consolidated commissions and advisory fees of $32.4 million for the nine months ended December 31, 2004 increased by $4.5 million or 16.0% compared to $27.9 million for the nine months ended December 31, 2003. This change is attributed largely to an increase of $4.6 million in commission expenses incurred by ICC. Generally, the increase in commission expense is the direct result of an increase in gross revenues, as noted above. The increase in average representative payout for comparative periods increased proportionately to revenues from commission, advisory and other fee income on a direct correlation of 1 to 1. The average payout, on a percentage basis for the comparative periods mentioned above, was 82.5% for 2004 and 82.3% for 2003.

     The Company's consolidated operating income of approximately $749 thousand for the nine months ended December 31, 2004, compared with operating income of approximately $900 thousand for the nine months ended December 31, 2003. This 16.8% decrease is primarily the result of additional operating expenses of approximately $1.3 million offset by an increase in gross profit of about $1.2 million. Due to the increased sales volume in products a larger commission was paid out to our registered representative.

Gross profit by product type, illustrating both the dollar and percentage change, is presented in the following table:



                                                       % of                         9 Months Ended    9 Months Ended
                               Gross Profit         Gross Profit       2004-2003    December 2004    December 2004
  Product Type             $ increase (decrease)   increase change  % Margin Change $ Gross Profit  % Gross Profit
-----------------------------------------------------------------------------------------------------------------------
Commissions-Mutual
Funds & Variable
Annuities                        $ 77,094               6.7 %              2.5 %      $3,193,451            40.3%
-----------------------------------------------------------------------------------------------------------------------
Commissions-Trading                63,607               5.5 %              4.0 %       1,637,757            20.7%
-----------------------------------------------------------------------------------------------------------------------
Commissions-Insurance
Products                          165,486              14.3 %            163.9 %         266,427             3.4%
-----------------------------------------------------------------------------------------------------------------------
Commissions-Underwriting          (26,229)             (2.3)%            (82.3)%           5,632             ---%
-----------------------------------------------------------------------------------------------------------------------
Advisory Services &
Administration Fees               227,967              19.7 %             24.2 %       1,171,458            14.8%
-----------------------------------------------------------------------------------------------------------------------
Licensing Revenue                 353,465              30.4 %            145.4 %         596,515             7.6%
-----------------------------------------------------------------------------------------------------------------------
Net Marketing Revenue             213,958              18.5 %             43.4 %         706,869             8.9%
-----------------------------------------------------------------------------------------------------------------------
Other Income &
Revenues                           84,138               7.2 %             32.7 %         341,641             4.3%
-----------------------------------------------------------------------------------------------------------------------
Total                          $1,159,486             100.0 %              N/A         $7,919,750            100%
-------------------------------==========-------------======-------------=====--------===========------------====-----

     As a percentage of the increase in gross profit, contributions from mutual funds and variable annuities represented 6.7% of the total increase while net marketing revenues comprised 18.5% of the increase. Contributions from licensing, insurance products, and advisory services made up 64.4% of the increase while trading had an increase to the margin of 5.5%. A margin increase of $77,094 or 2.5% was realized from sales of mutual funds and variable annuity products and trading activities increased on a marginal basis by $63,607 or 4.0% for comparative nine months ended December 31, 2004 and December 31, 2003.

     As a percentage of the nine months ended December 31, 2004 gross profit, mutual funds and variable annuity products constitute 40.3% of the overall profit margin while trading activity represents 20.7%. The remainder of the profit margin is comprised of advisory services,14.8%; net marketing revenues, 8.9%; and licensing, insurance products, underwriting and other income and revenues, 15.3%. At December 31, 2004, unearned licensing revenue of over $1.5 million was collected for insurance premiums and other deferred revenue items.

     Consolidated administrative expenses of $6.2 million for the nine months ended December 31, 2004 increased by $1.1 million or 21.3%, compared with administrative expenses of $5.1 million for the nine months ended December 31, 2003. This fluctuation is a result of the $820 thousand increase in compensation and benefits expense based on the acquisition of additional personnel to accommodate growth. We invested in our management team by hiring individuals with industry expertise in an effort to increase sales and restructure the product mix. Regulatory, legal and professional fees increased by $226 thousand due to added costs incurred for legal representation for litigation.

     The ratio of administrative expenses to gross profit has risen to 78.4% for the nine months ended December 31, 2004 from 75.7% for the nine months ended December 31, 2003. This is the result of lower profit margin retention that did not accommodate the rise in fixed costs.

     Consolidated selling expenses were $963 thousand for the nine months ended December 31, 2004, an increase of $221 thousand or 29.9% from $742 thousand for the nine months ended December 31, 2003. This increase is attributed to a rise in advertising costs of $144 thousand and a rise in communications costs of $78 thousand. The increase in advertising costs is the result of an increase in travel expenses of $115 thousand. The increase in communications relates to additional telephone and printing expenses for marketing the business of brokerage and advisory services, as well as to promote the Eastern Point Advisors Rising Dividend Growth Fund.

     ICC and EPA bear the administrative and selling expenses for ICH in the form of management fees paid to ICH. These management fees, contained within the following chart, have been eliminated during consolidation in the accompanying financial statements. Based on a recent time study prepared by management, the allocation of these expenses between subsidiaries has changed from a 30% allocation to a new allocation percentage tested on a quarterly basis effective April 1, 2004. A June 30, 2004, September 30, 2004 and December 31, 2004 time study resulted in a 10% allocation.


                                December 2004            December 2003
--------------------------------------------------------------------------------
ICC                                $822,625                $678,596
--------------------------------------------------------------------------------
EPA                                  91,403                 290,827
--------------------------------------------------------------------------------
Total                              $914,028                $969,423
-----------------------------------========----------------========-------------

     The Company reported consolidated income taxes of about $307 thousand for the nine months ended December 31, 2004, compared with consolidated income taxes of about $390 thousand for the nine months ended December 31, 2003. This decrease of approximately $83 thousand or 21.2% can be attributed to the Company's decrease in profitability during the same period last year.

     The Company generated a consolidated net income of about $410 thousand for the nine months ended December 31, 2004, compared with net income of about $493 thousand for the nine months ended December 31, 2003. This decrease of $83 thousand or about 16.9% in consolidated net income can be attributed to additional operating expenses to accommodate the increase in sales. Operating expenses increased proportionately higher than its gross profit, resulting in a decrease in net income for the comparative nine month period.

     Although the Company's profitability for the nine months ended December 31, 2004 was $83 thousand less than that for nine months ended December 31, 2003, management is committed to grow the company. Management is currently investing resources to grow assets in their advisory services sector. In addition, a new investment center in Portsmouth, New Hampshire has opened where the company can offer financial services directly to clients from our own financial advisors. Recruiting centers were opened in Los Angeles and Philadelphia. Management continues to develop their insurance business by offering a diversified product range and insurance services to financial representatives. Finally, the operational model in the trading department makes substantial use of technology which enables the Company to accommodate growth in revenue through increased transaction processing without incurring incremental overhead.


Liquidity and Capital Resources

     The Company believes that return on equity is primarily based on the use of capital in an efficient manner. Historically, we have financed our operations mostly through private equity and we have generated cash flow internally without requiring debt service.

     As of December 31, 2004, cash and cash equivalents totaled $8.9 million compared to $8.1 million as of March 31, 2004. Working capital was $8.7 million as of December 31, 2004 compared to $8.6 million as of March 31, 2004. The ratio of current assets to current liabilities was 3.1 to 1 as of December 31, 2004 compared to 3.2 to 1 as of March 31, 2004.

     As of December 31, 2004, the net capital ratio for the broker-dealer was
5.11 to 1 as compared to a 2.38 to 1 for the fiscal year ended March 31, 2004. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that we maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital," which, under the net capital rule, includes the subordinated loans from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 if we would have less than our minimum required net capital. As of December 31, 2004, we had net capital of $1.1 million as compared to net capital of $1.8 million as of March 31,2004. This resulted in excess net capital of $.7 million and $1.5 million, respectively, for the applicable periods.

     Net cash provided by operating activities of $1.5 million for the nine months ended December 31, 2004 increased by $.5 million compared to net cash provided by operating activities of over $1 million for the nine months ended December 31, 2003. The change resulted primarily from an increase in collections of accounts receivable offset by payments to commissions payable and income taxes payable. In addition, this increase in cash provided by operating activities came from an increase in collection of license fee renewals. Also, over $1.5 million was collected for unearned licensing revenue for insurance premiums and other deferred revenue items.

     Net cash used in investing activities increased by $333 thousand for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003. The increase in cash used resulted from the purchase of fixed assets in addition to the issuance of new loans to registered representatives.

     Net cash used in financing activities increased by $8 thousand for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003. The increase in cash used resulted from final payment of the NASD note and a reclassification of current liability to a note payable offset by cash received from the exercise of stock options.

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


     Date: February 11, 2005