Form 10-K
period 2005-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2005-06-30
CIK 1001871

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 2005

                           COMMISSION FILE NO. 1-16349

                        INVESTORS CAPITAL HOLDINGS, LTD.
                    (Exact name of registrant in its charter)

       MASSACHUSETTS                                              04-3284631
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                               Identification No.)

                                230 Broadway East
                         Lynnfield, Massachusetts 01940
                                 (781) 593-8565
   (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
Common Stock, $0.01 par value                  The American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ] No [X]

   The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $9,222,536.

   As of June 23, 2005, there were outstanding 5,758,978 shares of the $0.01 par value per share Common Stock of the registrant.

                       Documents Incorporated by Reference

   Certain portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on September 21, 2005 are incorporated by reference in Items 10 through 13 of Part III, and Item 15 of Part IV, of this Annual Report on Form 10-K.

                            www.investorscapital.com

                   Investor Relations Contact: Darren Horwitz

                                            Contents

The Company                                                                                    4
Forward-Looking Statements                                                                     4
PART I                                                                                         5
ITEM 1. Business                                                                               5
ITEM 2. Properties                                                                            14
ITEM 3. Legal Proceedings                                                                     15
ITEM 4. Submission of Matters to a Vote of Security Holders                                   15
PART II                                                                                       15
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters                 15
ITEM 6. Selected Financial Data                                                               16
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                            16
ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk                            25
ITEM 8. Financial Statements and Supplementary Data                                           26
ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial
        Disclosure                                                                            53
ITEM 9A.  Controls and Procedures                                                             53
ITEM 9B.  Other Information                                                                   54
PART III                                                                                      54
ITEM 10. Directors and Executive Officers of the Registrant                                   54
ITEM 11. Executive Compensation                                                               54
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters                                                                  54
ITEM 13. Certain Relationships and Related Transactions                                       54
ITEM 14. Principal Accountant Fees and Services                                               54
PART IV                                                                                       55
ITEM 15. Exhibits and Financial Statement Schedules                                           55

                                   The Company

   Investors Capital Holdings, Ltd. and its wholly-owned subsidiaries, Investors Capital Corporation ("ICC"), Eastern Point Advisors, Inc. ("EPA"), ICC Insurance Agency, Inc. and Investors Capital Holdings Securities Corporation ("ICH Securities") are often referred to in this report, both individually and collectively, as the "Company" or with terms such as "we", "us", "our" and the like. When being referred to individually without reference to the other components of the Company, Investors Capital Holdings, Ltd., Investors Capital Corporation and Eastern Point Advisors, Inc. are often referred to in this report as "ICH", "ICC" and "EPA", respectively.

                           Forward-Looking Statements

   The statements, analyses, and other information contained herein relating to trends in our operations and financial results, the markets for our products, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company. Our actual results may differ materially from the results anticipated in these forward-looking statements.

   These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) losses may be incurred if our investment professionals fail to comply with regulatory requirements; (2) the loss of either Theodore E. Charles or Timothy B. Murphy may adversely affect our business and financial condition through the loss of significant business contacts, which may be difficult to replace; (3) customer fraud could harm our earnings and profits by requiring us to expend time, money and incur actual loss, exposing us to the potential for arbitration; (4) investment professional and employee fraud and misconduct could harm our profits and earnings by causing us to expend time and money, to incur actual loss, and to be exposed to the potential for litigation; (5) any failure to implement and maintain adequate internal controls could severely restrict our profitability through the imposition of regulatory sanctions and fines; (6) involvement in material legal proceedings could have a significant impact on our earnings and profits to the extent that we are found liable in such proceedings; (7) a change in our clearing firm could result in the inability of our customers to transact business in a timely manner due to delays and errors in the transfer of their accounts, which, on a temporary basis, could affect our earnings and profits.

   Readers are also directed to other descriptions and discussions of risks and uncertainties that may be found in this report and other documents filed by the Company with the United States Securities and Exchange Commission. We specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

                                     PART I

ITEM 1.  BUSINESS

Overview

   Incorporated in July of 1995, ICH is a financial services holding company that operates primarily through its subsidiaries, ICC and EPA, in two segments of the financial services industry. These two segments provide for the offering of (1) broker-dealer services in support of trading and investment in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities and variable life insurance, including provision of market information, internet trading and portfolio tracking facilities and records management, and (2) investment advisory and asset management services, including management of two retail mutual funds. Financial information pertaining to the Company for each of the three fiscal years ended March 31, 2005, 2004 and 2003 is included in the selected financial data in Item 6 of this document.

Broker-Dealer Services

   Investors Capital Corporation

   Investors Capital Corporation ("ICC") is a securities broker-dealer that is registered with the National Association of Securities Dealers ("NASD"), the Securities and Exchange Commission ("SEC"), the Municipal Securities Rule Making Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"). Headquartered in Lynnfield, Massachusetts, the wholly-owned subsidiary of ICH also is duly registered and doing business as a broker-dealer in all 50 states, the Commonwealth of Puerto Rico and the District of Columbia. ICC makes available multiple investment products and provides support, technology and back-office service to a network of approximately 790 independent registered representatives ("representatives"). Commissions derived from the provision of services and products to ICC's registered representatives represented approximately 95.7% of the Company's total revenues for the fiscal year ended March 31, 2005.

   Broker-Dealer Representatives

   Our representatives sell investment products that are securities under federal and state law. Accordingly, they are required to qualify and register as representatives with our broker-dealer subsidiary under federal and state law. Depending upon their activities, they also may be required to qualify and register as investment adviser representatives. Our in-house training programs for representatives emphasize the long-range aspects of financial planning and investment products. We believe that the continuing education and support we provide to our registered representatives enables them to better inform and serve their clients.

   Continuing to add productive registered representatives is an integral part of our growth strategy. We seek to recruit primarily experienced registered representatives who focus on assisting their clients in attaining their long-range financial goals. Once recruited, we focus on enhancing our representatives' professional knowledge, skills and value to their clients. During the fiscal year ended March 31, 2005, our average revenue per registered representative increased more than 23% to $67,788 compared to the previous fiscal year, more than offsetting a 9.2% decrease in the number of representatives in our national network.

   In addition to a variety of valuable products and services, we offer prospective representatives an attractive commission payout and the independence of owning and operating their own offices. Generally, our representatives pay substantially all of the costs associated with their offices and operations, while we concentrate on providing technical, regulatory, supervisory, compliance and other support services to our independent investment professionals. This allows expansion of our operations with relatively minimal capital outlay.

   Compensation to Representatives

   Commission payouts to our registered representatives are negotiable and currently average approximately 82.2% of the gross dealer concession generated from the sale of securities. Pursuant to the terms of our agreements with our registered representatives, and as permitted by current NASD rules, we provide our representatives, or their named beneficiaries, with continuing commissions on pre-existing business in the event of their retirement from the securities industry or death. Representatives grant to us the right to offset against commissions any losses we sustain as a result of their actions, omissions and errors. Our agreements with our representatives are terminable by either party with 15 days prior written notice, and do not contain either a confidentiality or non-compete provision.

   Support to Representatives

   We provide a variety of services and products to our representatives to enhance their professionalism and productivity.

   Technology Resources. Advanced technology, including client and corporate websites, enable our representatives and their clients to perform many tasks on-line, including:

     o    Opening of new accounts
     o    Monitoring of existing accounts
     o    Updating of client accounts
     o    Initiating and executing trading activities
     o    Viewing and downloading commission data
     o    Locating and exploring financial products
     o    Downloading client data
     o Researching reports or inquiries on companies, securities and other pertinent financial topics

   Approved Investment Products. We allow our representatives to offer a wide variety of approved investment products to their clients that are sponsored by well-respected and financially sound companies. We believe that this is critical to the success of our registered representatives and the Company. We follow a selective process in determining approved products to be offered to clients by our representatives, and we continuously monitor the product list for continued approved status.

   Marketing. We provide advertising and public relations assistance to our representatives that enhance their competence and professional stature in the public's eye, including NASD-approved marketing materials, corporate and product brochures and client letters.

     Supervision/Compliance. We maintain a robust broker-dealer compliance program. In addition to a thirteen-member home office staff that includes two dedicated compliance attorneys, we retain experienced field supervisors in NASD-recognized Offices of Supervisory Jurisdiction across the country that are charged with compliance responsibilities for defined groups of registered representatives including, in particular, newly-affiliated representatives. By positioning these compliance individuals in the field, we are able to more closely supervise and monitor the activities of our representatives, thereby ensuring their commitment to compliance with requisite rules and regulations. Our compliance efforts are further enhanced by in-house computer systems and programs, including routine internal audits to ensure our compliance with anti-money laundering standards and other regulations under the USA Patriot Act.

   Our representatives seek and value assistance in the area of compliance and, in keeping step with the latest industry regulations, our compliance department provides to our representatives, among other things:

     o    Advertising and sales literature review
     o Field inspections, followed up with written findings and recommendations
     o Weekly faxes and monthly conference calls on selected compliance topics
     o    Assistance with customer complaints and regulatory inquiries
     o Workshops, seminars and in-house publications on various compliance matters
     o    Regional and national meetings
     o    Interpretation of Rules and Regulations and General Compliance
          Training

   Clearing.

   We utilize the services of a clearing firm to clear our transactions on a fee-for-service basis. Our clearing firm processes most of the securities transactions for our account and the accounts of our clients. Services of our clearing firm include billing and credit extension, and control, receipt, custody and delivery of securities. We pay a transaction charge for these services, relying on the operational capacity and the ability of our clearing firm for the orderly processing of security transactions. In addition, by engaging the processing services of a clearing firm, certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws are not applicable.

   Insurance Operations

   In certain states, a separately licensed insurance entity is required in order for ICC broker-dealer representative to sell life insurance and annuity products to their clients. Accordingly, the Company established
ICC Insurance Agency, Inc., a wholly-owned subsidiary of ICH that is duly licensed for such purposes in all states in which such licensing is required. One hundred percent of all revenue realized by this entity flow through as revenue to ICC.

   ICH Securities

   On March 05, 2005 Investors Capital Holdings Securities, Inc., ("ICH Securities"), a wholly-owned subsidiary of ICH, was formed to hold cash for tax benefit purposes at the state level.

   Broker-Dealer Revenue

   Commission revenue generated by ICC during the last three fiscal years was derived from the following activities:
                                                     Fiscal Year Ended March 31,
Source of Commission Revenue                              2005    2004    2003
----------------------------                              ----    ----    ----
Sale of mutual funds and unit investment trusts:            19%     20%     25%
Sale of variable annuities and variable life insurance:     39%     38%     49%
Sale of individual stocks and bonds:                        23%     25%     13%
Sale of direct participation programs:                      11%      8%      5%
Other activities:                                            8%      9%      8%
Total                                                      100%    100%    100%

   The sale of direct participation programs predominantly includes limited partnerships and real estate investment trusts ("REITS"). The increase in sales of this product type was directly correlated to the performance of the real estate market since REITS make up 74% of this revenue category. As with other broker dealer products, sales commissions on REITS are comprised of a gross dealer concession on the invested amount.

Investment Advisory & Asset Management Services

   Managed Assets Programs

   Eastern Point Advisors, Inc. ("EPA"), our dedicated investment adviser subsidiary, provides investment advisory and asset management services directly to the investing public through its managed asset programs. These programs involve EPA-managed portfolios of load and no-load mutual funds, variable and fixed annuities and/or individual securities. They are provided to the public through approximately 110 investment adviser representatives. As of March 31, 2005, we had a total of $172.7 million under management. The maximum annual fee charged for these services is 3.0%, which is paid by the customer in quarterly installments. EPA contributes approximately 4.0% of total Company revenues.

   In November 2003 ICC, our dedicated broker-dealer subsidiary, also commenced operations as a registered investment advisor, doing business as Investors Capital Advisor ("ICA"). $65.9 million in managed assets were transferred from EPA to ICC management in March of 2004. ICA-managed assets totaled $127.8 million at March 31, 2005. At March 31, 2005 we had 287 registered investment advisers with ICA.

   The following table records the market values of assets under management by the Company as of the end of the last three fiscal years.

                                                  Market Value at March 31,
EPA-Managed Assets:                         2005           2004            2003
-------------------                     ------------- --------------- ---------------
Aetna Life Insurance and Annuity Co.              --              --      $1,626,725
American Skandia Annuity Company          $3,983,786     $21,827,151      10,960,062
ING Variable Annuity                       4,579,636       8,793,648       8,384,420
Jackson National Life Insurance Co.        1,706,925       3,424,376       4,025,347
Jefferson National Life (Conseco)          5,834,712       9,662,111      10,699,511
Lincoln Benefit Life Insurance Co.           408,449         956,001         831,385
Manulife                                          --         215,892         314,799
Mass Mutual Life Insurance Co.               749,332       1,478,951       1,366,879
Midland National                                  --         446,066         756,675
Nationwide Life Insurance Co.                 28,024       1,088,182         418,709
Pershing Securities Managed Asset Plan    22,971,682      15,108,585      64,868,636
Resources Trust                                   --       1,232,708       1,601,508
Security Benefit Life                             --              --          57,006
SEI Trust Company                          2,011,744       4,961,547       9,440,688
US Allianz Annuity Company                   861,906       1,551,813         783,885
Western Reserve Life                       1,766,236              --              --
                                        ------------- --------------- ---------------
      EPA Subtotal:                      $44,902,432     $70,747,031    $116,136,235

ICC-Managed Assets:
------------------
Pershing Securities Managed Asset Plan  $127,823,128     $65,938,586              --
                                        ------------- --------------- ---------------

Total Assets Under Company Management   $172,725,560    $136,685,617    $116,136,235

   Retail Mutual Funds

   In addition, EPA is the investment adviser to our retail mutual funds, the Eastern Point Advisors Capital Appreciation Fund (previously named the Twenty
Fund) and the Eastern Point Advisors Rising Dividend Growth Fund. As of March 31, 2005, EPA was charging an annual fee, payable in monthly installments, of 1.5% and 0.75%, respectively, of the approximately $5.6 and $27.7 million of assets under management in the Capital Appreciation and Rising Dividend Growth Funds, respectively.

   Capital Appreciation Fund. The Eastern Point Advisors Capital Appreciation Fund (the "Capital Appreciation Fund") is our growth-oriented mutual fund, which became available to the public on October 19, 1999. We created this mutual fund to compliment our existing product lines with the rationale that our mutual fund would provide investors with a convenient way to meet their financial goals and, at the same time, provide new sales opportunities for ICC representatives.

   The Capital Appreciation Fund invests in a portfolio of common stocks believed to offer capital appreciation potential. As such, the Fund may be more suitable for those investors who seek capital appreciation and are willing to accept a significant degree of volatility and risk. The Capital Appreciation Fund utilizes a non-diversified portfolio typically consisting of 20 to 30 common stocks of companies of varying size, regardless of industry or sector, that may include smaller emerging companies. As of March 31, 2005, The Capital Appreciation Fund had assets of $5,565,952.

   Class A Shares of the Capital Appreciation Fund carry a maximum one-time, up-front 5.75% sales charge that decreases as the dollar amount of the investor's investment increases. Class C Shares have no such up-front sales charge but, in addition to annual management fees, carry a 1.00% per year annual fee.

    Rising Dividend Growth Fund. The Eastern Point Advisors Rising Dividend Growth Fund (the "Rising Dividend Growth Fund", is our second growth-oriented mutual fund, which became available on March 5, 2004. EPA created this mutual fund to extend our existing product offering and to enhance our mutual fund offerings while providing investors with another vehicle to effectively manage their assets.

   The Rising Dividend Growth Fund invests in companies that appear to maintain the financial stability to prosper in all kinds of economic climates. The fund's objective is long-term growth of capital and current income, investing in common stocks of domestic and foreign companies that have increased their dividend payments to shareholders at least each year for the past ten years.

   Expansion of Marketing Network

   Until recently, the Company's managed assets programs and mutual funds were marketed to the public solely by registered representatives of ICC. EPA has begun making its investment portfolios available for marketing by investment professionals affiliated with select broker-dealers other than ICC.

   Investment Advisor Representatives

   As of March 31, 2005 we had approximately 397 investment adviser representatives registered with the various state securities departments. These investment adviser representatives typically are registered representatives of EPA and ICA. Licensing requirements for these investment adviser representatives are dictated by the state in which they conduct business. As such, prior to their clients utilizing our investment advisory services, each investment adviser representative must satisfy the requisite state licensing requirements.

   Asset Allocation Strategy

   The Company's asset allocation strategy utilized by approximately 2,345 investors as of March 31, 2005, is based on the principle that, by investing in a combination of asset classes, risk may be reduced while seeking enhanced returns. By combining asset classes that typically do not fluctuate in tandem, the volatility of the customer's investment portfolio may be lowered while, at the same time, providing the opportunity for possible increased long-term returns. The Company utilizes the following steps in implementing this asset allocation strategy for each individual customer:

o We determine the customer's risk tolerance, investment goals, age, time horizon, investment experience and financial and personal circumstances using detailed questionnaires that are completed during personal interviews. Based upon these facts, we recommend an overall investment allocation consisting of a suggested percentage of stocks, bonds, cash, and other investment products.

o Should the customer agree with the recommended overall investment allocation, we then select what we believe to be appropriate investment vehicles for the particular customer from a universe of mutual funds, variable annuities and individual securities, and other investment products.

o Following implementation of the recommended portfolio, we monitor portfolio performance, communicate the model's performance to the client quarterly, and make portfolio changes based upon performance, the customer's financial situation, goals and risk tolerance and other relevant factors.

   Fee-Based Compensation Structure

   As required by the Investment Advisers Act of 1940, compensation is based on an annual fee calculated as a percentage of total assets under management rather than a transaction-based commission or performance fee.

Our Strategy

   Key elements to achieve our corporate objectives include:

   Increase brand awareness. We plan to increase our brand recognition to attract new clients and representatives. We are implementing a comprehensive marketing plan to attract more clients and experienced representatives, build market awareness, educate the investing public and maintain customer loyalty. We intend to accomplish this strategy through direct marketing, advertising through our marketing department, use of our web site, various public relations programs, web and live seminars, print advertising, radio, and television air time. In addition, we have committed to opening Company-operated offices in selected strategic locations across the country, including a recently opened investment center in Topsfield, Massachusetts and recruiting centers in New York City, Long Island, New York, Florida and California.

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

   Create technologically innovative solutions to satisfy client needs. We continue our active efforts in pursuing additional technologies to service the rapidly evolving financial services industry. Specifically, we are developing our web site to enable our clients to trade equity securities more efficiently via the Internet, monitor on-line the history and current status of their accounts at any time and access all types of financial and other information to enhance their situations. Also, we have developed personalized Internet web sites for our representatives. These personalized sites provide the clients of our representatives, through the use of passwords and firewalls, a secure and private interface directly to our proprietary web site. This allows these clients to perform market research, buy and sell securities on-line, monitor their accounts and utilize financial calculators.

   Build and expand our corporate presence. We intend to expand our branch office locations to strategically situated metropolitan locations throughout the United States. We have expanded in Massachusetts, New York and Pennsylvania, and have recently expanded in California and Florida. We also continue to explore strategic alliances, acquisitions and other opportunities to provide our clients with the best possible services and products.

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

   Some competitors of our broker-dealer services business have greater financial, technical, marketing and other resources, and certain of our competitors also offer a wider range of services and financial products and have greater name recognition and more extensive client bases.

   We believe that our ability to compete in the broker-dealer segment of our business depends upon many factors both within and outside our control, including:

     o Our ability to attract and retain a network of experienced investment professionals
     o The effectiveness, ease of use, performance and features of our technology and services and overall client satisfaction
     o    The price and quality of our services
     o    The volatility of financial markets and the world economy
     o    Our ability to service our clients effectively and efficiently
     o    Our reputation in the financial services industry

    Respecting our mutual funds, new funds are continuously being introduced to the investing public by new and existing mutual fund companies. Many of our mutual fund competitors have greater financial, technical, marketing and distribution resources. We believe that we can become competitive through our sales force and through selling agreements with other broker-dealers.

How We Are Regulated

   Broker-Dealer Regulation

   The securities industry is subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for administering the federal securities laws. ICC is a broker-dealer registered with the SEC. Under the Securities Exchange Act of 1934, every registered broker-dealer that conducts business with the public is required to be a member of and subject to the rules of NASD.

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

   Registered Investment Adviser Regulation

   The Investment Advisors Act of 1940 (the "Advisors Act") regulates the registration and compensation of investment advisers. Investment advisers are subject to a similar level of oversight by the SEC and the various states as are broker-dealers. Investment advisers are required to register with the SEC and/or appropriate state regulatory agencies, are required to periodically file reports, and are subject to periodic or special examinations. Rules promulgated under the Advisers Act govern advertisements by investment advisers and the custody or possession of funds or securities of a client. Most states require registration by investment advisers unless an exemption is available and impose annual registration fees. Some states also impose minimum capital requirements. There can be no assurance that compliance with existing and future requirements and legislation will not be costly and time consuming or otherwise adversely impact our business in this area.

   As a registered investment adviser under the Investment Advisors Act of 1940, EPA and ICA are subject to regulations which cover various aspects of their business, including compensation arrangements. Under the Advisers Act, every investment advisory agreement with clients must expressly provide that such contract may not be assigned by the adviser without the consent of the client. Under the Investment Company Act of 1940, every investment adviser's agreement with a registered investment company must provide for the agreement's automatic termination in the event it is assigned. Under both the Advisers Act and the Investment Company Act, an investment advisory agreement is deemed to have been assigned when there is a direct or indirect transfer of the Agreement, including a direct assignment or a transfer of a "controlling block" of the adviser's voting securities or, under certain circumstances, upon the transfer of a "controlling block" of the voting securities of its parent corporation. A transaction is not, however, an assignment under the Advisers Act or the Investment Company Act if it does not result in a change of actual control or management of the investment adviser. Any assignment of the Company's investment advisory agreements would require, as to any registered investment company client, the approval of a majority of its shareholders, and as to other advisory clients, the consent of such clients to such assignments.

   Regulations Applicable to the Use of the Internet

   Due to the established popularity and use of the internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the internet or other online services covering issues such as user privacy, pricing, content copyrights and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.

   Also, the recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies. The applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is also uncertain and may take years to resolve. Finally, as our services are available over the Internet in multiple states, and as we have numerous clients residing in these states, these jurisdictions may claim that we are required to qualify to conduct business as a foreign corporation in each such state. While ICC currently is registered as a broker-dealer in all 50 states, Puerto Rico and the District of Columbia, we are qualified to conduct business as a foreign corporation in only a few states. Failure by our company to qualify as a broker-dealer in other jurisdictions or as an out-of-state or "foreign" corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify. Our business could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the applications of existing laws and regulations to the internet and other online services.

Employees

   As of March 31, 2005, we had 65 full-time employees, the majority of which are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements with other individuals on an as-needed basis to assist with programming and developing proprietary technologies.

Available information

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

ITEM 2.  PROPERTIES.

    Our principal executive offices are located in a 9,068 square foot facility at 230 Broadway East, Lynnfield, Massachusetts 01940. This facility is comprised of several office condominiums owned by different entities, which lease the office space to the Company. A portion of the space which is leased to the Company, including ICC and EPA, is owned by Arlsburg Trust, the trustee of which is the principal stockholder of ICH, and Investors Realty, LLC, the principal member of which is the principal stockholder of ICH. The remainder is leased from an unrelated entity. The combined current annual rent was $235,128 and is comparable to current market rates for similar space in our geographic area. The leases expired in March 2005 and were subsequently renewed. In addition, the Company leases office space from the Arlsburg Trust for its investment center located in Topsfield, Massachusetts. Rent expense for the investment center was $36,000 for the year ended March 31, 2005. ICC leases an additional 1,832 square feet of office space from Investors Realty, LLC at fair market value. On September 1, 2004, ICC leased rental space from an unrelated party for its new investment center located in Portsmouth, New Hampshire. The rent expense for the year ended March 31, 2005 was $10,500.

ITEM 3.  LEGAL PROCEEDINGS.

   The Company operates in a highly litigious and regulated business and, as such, is a defendant or codefendant in various lawsuits and arbitrations incidental to its securities business. The Company is vigorously contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainty routine in these matters. For the majority of pending claims, the Company's errors and omissions (E&O) policy limits the maximum exposure in any one case to between $75,000 and $100,000 and, in certain of these cases, the Company has the contractual right to seek indemnity from related parties. Management, in consultation with counsel, believes that resolution of pending litigation will not have a material adverse effect on the consolidated financial results of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of security holders of ICH during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   ICH's common stock has been trading on The American Stock Exchange (AMEX) under the symbol "ICH" since February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of June 23, 2005, there were 5,758,978 shares outstanding.

   The following table presents the high and low closing prices for the common stock of ICH on the AMEX for the periods indicated.

                                                     High              Low
Fiscal 2005                                          ----              ---
January 1, 2005 through March 31, 2005              $5.51            $3.91
October 1, 2004 through December 31, 2004           $4.79            $3.40
July 1, 2004 through September 30, 2004             $5.06            $4.27
April 1, 2004 through June 30, 2004                 $5.65            $4.10

Fiscal 2004
January 1, 2004 through March 31, 2004              $6.14            $5.00
October 1, 2003 through December 31, 2003           $5.70            $3.15
July 1, 2003 through September 30, 2003             $3.58            $2.78
April 1, 2003 through June 30, 2003                 $3.01            $1.80

   Investors Capital Holdings, Ltd. did not pay dividends for the year ended March 31, 2005. Subsequent to the balance sheet date a $0.02/share dividend was declared on April 18, 2005. This became payable on May 16, 2005 for shareholders of record as of May 2, 2005. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. See Regulation and Management's Discussion and Analysis--Liquidity and Capital Resources, included elsewhere in this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

   The following table sets forth certain selected historical consolidated financial data. The selected income statement data for each of the three years ended March 31, 2005, 2004 and 2003 and balance sheet data as of March 31, 2005 and 2004 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, also included elsewhere in this Form 10-K. The following selected income statement data for the years ended March 31, 2002 and 2001 and balance sheet data as of March 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements not included herein. The following selected consolidated financial data has been prepared in accordance with generally accepted accounting principals generally accepted in the United States. Due to certain reclassificiations, commission and advisory fee income has changed from the amounts reported in previous SEC filings; however, these reclassifications did not change the information presented for the comparative years mentioned above.


                                                                       For the Year Ended March 31,
                                                  2005            2004          2003            2002            2001
                                                  ----            ----          ----            ----            ----

Income Statement Data:

Total Revenues                                $53,552,345    $48,964,074    $34,797,047    $29,519,260     $30,086,799

Operating Income (loss)                          $959,654     $1,439,657       $311,799       $160,368        $(68,730)

Operating Income (loss) per share, basic             $.17           $.25           $.06           $.03           $(.01)

Operating Income (loss) per share, diluted           $.17           $.25           $.05           $.03           $(.01)

Net income (loss)                                $619,109       $790,413       $115,891         $4,137       $(104,306)

Net income (loss) per share, basic                   $.11           $.14           $.02          $0.00          $(0.02)

Net income (loss) per share, diluted                 $.10           $.14           $.02          $0.00          $(0.02)

Weighted average common shares
   outstanding, basic                           5,735,287      5,720,843      5,717,380      5,717,931       4,789,007

Weighted average common shares
   outstanding, diluted                         5,922,204      5,877,075      5,790,060      5,818,695       4,789,007

Cash dividends declared per share                       -              -              -              -               -


                                                                             As of March 31,
                                                  2005            2004          2003            2002            2001
                                                  ----            ----          ----            ----            ----
Balance Sheet Data:

Total assets                                  $14,109,638    $13,388,879    $10,642,940    $10,114,532     $10,612,301

Shareholders' equity                          $10,182,783     $9,404,939     $8,248,640     $8,057,066      $8,122,573

Shares outstanding                              5,753,463      5,727,713      5,717,380      5,717,380       5,708,311

Equity per share at end of period                   $1.77          $1.64          $1.44          $1.41           $1.42


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Management's discussion and analysis reviews our consolidated financial condition as of March 31, 2005 and 2004, the consolidated results of operations for the years ended March 31, 2005, 2004 and 2003 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in the Form 10-K.

Forward-Looking Statements

   The reader is urged to read the information contained in the "Forward-Looking Statements" section at the beginning of this report for a discussion of the use of forward-looking statements in this report as well as risks and uncertainties in attempting to predict our future performance based upon such statements.

Overview

   We are a financial services holding company that, primarily through our subsidiaries, provides broker-dealer, investment advisory, asset management, financial planning, insurance and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by any one of or by a multiple of these external factors.

Critical Accounting Policies

   Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material effect on the consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

   Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These include cash; cash equivalents; securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. In accordance with FAS 115, certain financial instruments are classified as trading and available for sale. The realized gains and losses are recorded in the income statement in the period in which the transactions occurred. The unrealized gains and losses related are reflected in other comprehensive income depending on the underlying purpose of the instrument. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

REVENUE RECOGNITION:

   The Company has established revenue recognition policies for each of the following income item areas: Mutual Funds/Variable Annuities, Marketing Revenue on production and for regional and national events, Administration fees on Errors and Omissions ("E&O") and Renewals, Advisory Fees and Trading Revenue. A description of the revenue recognition process related to each category is presented below. The revenue recognition policy the Company maintains is in compliance with SEC Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition in Financial Statements".

   Mutual Funds/Variable Annuities

   The Mutual Funds/Variable Annuity revenue is recognized upon receipt of commissions related to the sale. The earnings process is substantially complete at the point that the respective fund company distributes payment to the Company.

   The Company records a receivable for Mutual Funds/Variable Annuity revenue to properly capture the commission amounts that are due the brokerage firm but not yet received. Additionally, a receivable for Mutual Funds/Variable Annuity revenue is recorded to properly account for and capture amounts related to commissions due the brokerage firm at the end of each period.

   Trading

   Revenue from trading activities is recognized in accordance with the agreement between the clearing firm and the Company. The Company earns commissions through stock purchase and sale transactions, mutual fund purchases, government and corporate bonds transactions, fee based managed accounts, and through ticket charges. The Company also earns revenue in the form of 12b1 fees and interest on account balances. The earnings process is complete at the time the transactions are settled in accordance with the rules of the NASD and the Securities and Exchange Commissions ("SEC").

   The Company also receives credit adjustments for clearing charge adjustments that are netted against any clearing charges the Company may incur for the period. These adjustments are recognized as income in the period received unless otherwise noted by the clearing firm.

   Unrealized gains and losses are recorded at the time that the Company reconciles its trading positions with the market value. The unrealized gains or losses are adjusted to market until the position is settled or the trade is cancelled.

   Advisory Fees

   Advisory fee income is recorded quarterly based on the amount of money-managed during the period. The amounts billed are based on the agreement between the advisor and the client. Any uncollected advisory fees billed on these managed accounts are charges against earnings in the subsequent quarter.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Revenue is earned based on fees billed for assets managed during the period. The revenue related to accounts billed in arrears is recognized at the end of the period in which the account was active.

   Other Advisory fees are recorded based on the average daily net assets of our mutual funds as disclosed under the Advisory Agreement in the prospectuses. These fees are recognized monthly based on the fund's administrative fee report which reports the amounts that are earned for the period. The Company can elect and has elected to waive certain fees to allow for the fund to maintain its ceiling on administrative expenses. Based on the agreement, the waived fees have a three-year recovery period. At the end of the recovery period, these fees are charged against earnings if uncollected.

Administration Fees

   Administration fees on renewals and E&O insurance are recognized as revenue upon registration of the representative with National Association of Security Dealers (NASD) and listing of the registered representative with the E&O insurance carrier. The funds received from the registered representative are initially recorded as unearned revenue. The amounts, if any, collected in excess of the E & O insurance premium and/or fees due NASD are recognized as revenue.

Marketing Revenue

   Revenue from marketing associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of the event offset by its costs.

CASH AND CASH EQUIVALENTS:

   For purposes of reporting cash flow, cash and cash equivalents includes cash in checking and savings accounts, cash at a clearing broker-dealer and short-term investments with original maturities of 90 days or less.

CUSTOMER ACCOUNTS:

   The Company's customer accounts are reported by the various custodians on a fully disclosed basis.

FINANCIAL INSTRUMENTS:

   The financial instruments of the Company are reported in the consolidated balance sheets at market or fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments, except loans receivable. The fair value for loans receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

CAPITALIZED SOFTWARE

   We capitalize certain software development costs that meet established criteria, in accordance with statement of position 98.1. Accounting for costs of computer systems developed or obtained for internal use.

Off Balance Sheet Risk

   The Company is engaged in various trading and brokerage activities whose counterparties primarily include the general public. In the event that counterparties do not fulfill their obligations, the Company may be exposed to risk. Securities sold, but not yet purchased, represent obligations of the Company to purchase the security in the market at the prevailing prices to the extent that the Company does not already have the securities in its possession. Accordingly, these transactions result in off-balance sheet risk when the Company's satisfaction of the obligations exceeds the amount recognized in the balance sheet. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standings of each counterparty with which it conducts business. Commission receivables from one source were 20% and 49% of total receivables for the years ended March 31, 2005 and 2004, respectively.

Receivable from and Payable to Brokers and Clearing Organizations

   The balances shown as receivable from and payable to brokers and clearing organizations represent amounts due in connection with the Company's normal transactions involving trading of securities. Management considers all such receivables to be collectible, therefore no allowance for doubtful accounts has been provided.

Receivable from our Mutual Funds

   Per SFAS 5, management assesses the ability to collect mutual fund receivables. If Management determines that it is probable that a receivable will not be collected and the dollar amount can be determined, management will create a provision for that amount. See "Note 8 -Transactions with Related Parties" to review the dollar amounts that were written-off for the comparative periods ended March 31, 2005, 2004 and 2003. There was no material impact on the financials for the comparative years as a result of these write-offs.

Reserves

   The Company records reserves related to legal proceedings in "accrued expenses" in the consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or representative of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

Results of Operations:

Comparative Consolidated Statements of Income

                                                                                           Percent of Revenue
                                                                                               Year Ended
                                                           Year Ended March 31,                 March 31        Percent Change
                                                  -------------------------------------- ---------------------------------------
                                                                                                                2005     2004
                                                     2005         2004         2003      2005   2004    2003   vs. 2004 vs. 2003
                                                  ------------ ------------ ------------ ------ ------ ------- -------- --------
Revenues:

Commission                                        $48,660,052  $44,831,827  $31,118,558   88.2%  91.6%   89.4%     8.5%    44.1%
Advisory                                            3,702,556    2,288,658    2,101,933    6.7%   4.7%    6.0%    61.8%     8.9%
Other fee income                                    1,189,737      673,418      843,547    2.2%   1.4%    2.4%    76.7%   -20.2%
Marketing revenue                                   1,140,098      836,428      483,188    2.1%   1.7%    1.4%    36.3%    73.1%
Other income                                          473,091      333,743      249,821    0.9%   0.7%    0.7%    41.8%    33.6%
                                                  ------------ ------------ ------------

Total Revenue                                      55,165,534   48,964,074   34,797,047  100.0% 100.0%  100.0%    12.7%    40.7%
                                                  ============ ============ ============

Commission and advisory fees                       44,025,005   39,295,954   28,040,831   79.8%  80.3%   80.6%    12.0%    40.1%

    Gross Profit                                   11,140,530    9,668,120    6,756,216   20.2%  19.7%   19.4%    15.2%    43.1%

Operating Expenses:

    Advertising                                       763,192      611,435      479,622    1.4%   1.2%    1.4%    24.8%    27.5%
    Communications                                    536,386      419,749      448,830    1.0%   0.9%    1.3%    27.8%    -6.5%
                                                  ------------ ------------ ------------

Selling Expenses                                    1,299,578    1,031,184      928,452    2.4%   2.1%    2.7%    26.0%    11.1%

    Compensation and benefits                       5,713,028    4,569,398    3,528,986   10.4%   9.3%   10.1%    25.0%    29.5%
    Regulatory, legal and professional              1,527,256    1,028,901      831,613    2.8%   2.1%    2.4%    48.4%    23.7%
    Occupancy                                         585,646      474,998      446,078    1.1%   1.0%    1.3%    23.3%     6.5%
    Other administrative expenses                   1,055,368    1,123,982      709,288    1.9%   2.3%    2.0%    -6.1%    58.5%
                                                  ------------ ------------ ------------

Administrative Expenses                             8,881,298    7,197,279    5,515,965   16.1%  14.7%   15.9%    23.4%    30.5%

    Total Operating Expenses                       10,180,876    8,228,463    6,444,417   18.5%  16.8%   18.5%    23.7%    27.7%
                                                  ============ ============ ============

    Operating Income                                  959,654    1,439,657      311,799    1.7%   2.9%    0.9%   -33.3%   361.7%

Other Expense:
    Interest expense                                   40,440       39,326       14,117    0.1%   0.1%    0.0%     2.8%   178.6%
    Loss on disposal of equipment                      31,072            -            -    0.1%   0.0%    0.0%     N/A      N/A

    Total other expense                                71,512       39,326       14,117    0.1%   0.1%    0.0%    81.8%   178.6%
                                                  ------------ ------------ ------------

Income before taxes                                   888,142    1,400,331      297,682    1.6%   2.9%    0.9%   -36.6%   370.4%
Provision for income taxes                            269,033      609,918      181,791    0.5%   1.2%    0.5%   -55.9%   235.5%
                                                  ------------ ------------ ------------

    Net Income                                     $  619,109   $  790,413   $  115,891    1.1%   1.6%    0.3%   -21.7%   582.0%
                                                  ============ ============ ============

Revenues
                                                                                            Percent of Revenue
                                                                   Revenue                      Year Ended           Revenue
                                                             Year Ended March 31,                March 31        Percent Change
                                                    -------------------------------------- -------------------- -----------------
                                                                                                                 2005     2004
                                                       2005         2004         2003      2005   2004   2003   vs. 2004 vs. 2003
                                                    ------------ ------------ ------------ ------ ------ ------ -------- --------
Revenues:

   Commission - Mutual Funds and Variable Annuity   $33,967,125  $33,076,432  $24,189,238   61.6%  67.6%  69.5%     2.7%    36.7%

   Commission - Trading                              14,245,778   11,384,745    6,172,347   25.8%  23.3%  17.7%    25.1%    84.4%

   Commission - Insurance Products                      348,787      240,649       79,390    0.6%   0.5%   0.2%    44.9%   203.1%

   Commission - Underwriting                            116,338      131,540      677,583    0.2%   0.3%   1.9%   -11.6%   -80.6%

   Advisory Services and Administration Fees          3,863,090    2,519,554    2,377,576    7.0%   5.1%   6.8%    53.3%     6.0%

   Licensing                                          1,004,307      340,283      565,579    1.8%   0.7%   1.6%   195.1%   -39.8%

   Marketing                                          1,140,098      836,428      483,188    2.1%   1.7%   1.4%    36.3%    73.1%

   Other income                                         480,011      434,443      252,146    0.9%   0.9%   0.7%    10.5%    72.3%
                                                    ------------ ------------ ------------

   Total Revenue                                    $55,165,534  $48,964,074  $34,797,047  100.0% 100.0% 100.0%    12.7%    40.7%
                                                    ============ ============ ============

Gross Margin
                                                            Gross Margin Retention   Percent of Total Gross Margin
                                   Gross Margin                   Year Ended                  Year Ended            Gross Margin
                               Year Ended March 31,                March 31                    March 31            Percent Change
                        ----------------------------------- -----------------------  ---------------------------- -----------------
                                                                                                                     2005     2004
                           2005        2004        2003        2005    2004   2003           2005   2004    2003  vs. 2004 vs. 2003
                        ----------- ----------- ----------- -------- ------- ------  ------------- ------ ------- -------- --------
Gross Margin:

   Commission -
    Mutual Funds and
     Variable Annuities $4,467,234  $4,299,936  $3,144,601     13.2%   13.0%  13.0%          40.1%  44.5%   46.5%     3.9%    36.7%

   Commission -
    Trading              2,050,085   2,484,005   1,067,919     14.4%   21.8%  17.3%          18.4%  25.7%   15.8%   -17.5%   132.6%

   Commission -
    Insurance Products     342,978     173,347      35,757     98.3%   72.0%  45.0%           3.1%   1.8%    0.5%    97.9%   384.8%

   Commission -
    Underwriting            17,766      31,861     138,258     15.3%   24.2%  20.4%           0.2%   0.3%    2.0%   -44.2%   -77.0%

   Advisory Services
    and Administration
    Fees                 1,647,048   1,147,176   1,068,769     42.6%   45.5%  45.0%          14.8%  11.9%   15.8%    43.6%     7.3%

   Licensing             1,004,307     340,283     565,579    100.0%  100.0% 100.0%           9.0%   3.5%    8.4%   195.1%   -39.8%

   Marketing             1,140,098     836,428     483,188     74.8%   53.3%  58.5%          10.2%   8.7%    7.2%    36.3%    73.1%

   Other income            471,012     355,084     252,146     98.1%   81.7% 100.0%           4.2%   3.7%    3.7%    32.6%    40.8%
                        ----------- ----------- -----------

   Total Gross Margin  $11,140,530  $9,668,120  $6,756,216     20.2%   19.7%  19.4%         100.0% 100.0%  100.0%    15.2%    43.1%
                       ============ =========== ===========

Revenues

   Revenues increased 12.7% for fiscal year 2005 versus 40.7% in 2004. The Company still managed growth during the year although overall market conditions negatively affected the industry. The presidential election, the war in Iraq, rising energy costs, and a potential increase in interest rates created skepticism within the financial service sector; however, the Company, through it's recruiting process, continued to attract sophisticated representatives who offered a broad and diversified product base to clients. As a result, the Company was able to obtain an increase in overall sales even during difficult market conditions.

   The effect of recruiting suitable representatives is demonstrated in the preceding Revenue table. Sales of mutual funds and variable annuities, as a percentage of revenue, decreased to 61.6% in Fiscal Year 2005 compared to 67.6% for the previous year. On the other hand, sales from trading, as a percentage of revenue, increased from 23.3% to 25.8% compared to the prior year, and advisory services sales, as a percentage of revenue, increased from 5.1% to 7.0%.

   By recruiting representatives who are licensed to sell a variety of investments that meet the needs of their clients, we achieved a significant shift of sales towards higher margin products. This contributed to an increase in the overall profit margin. The gross margin table illustrates that sales in mutual funds and variable annuities generated on average a 13% margin retention during the last three full fiscal years, whereas sales from trading produced profit margin retentions of 14.4%, 21.8% and 17.3% for fiscal years 2005, 2004 and 2003, respectively. Even more tellingly, Advisory Services sales for those three years yielded an average margin retention of 44%.

Gross Margins

   We experienced an increase in advisory services revenues of 43.6% compared to only a $7.3% increase for years 2004 versus 2003. Gross margin contribution in advisory services went from $1.1 million in 2004 to $1.6 million in 2005. We have enhanced our advisory services model by implementing ICA's advisory service program, an advisor directed asset managed program that accounted for most of the greatest increase in advisory sales.

   Gross margins from trading experienced a 17.5% decrease compared to an increase of 132.6% for the years 2004 versus 2003. After growing from $1.1 million to $2.5 million for the years 2003 versus 2004, the margin contribution from trading declined to $2.1 million in 2005 as the result of several factors. In Fiscal Year 2005 we had a net trade error of approximately $215,000. In addition, a number of our representatives increased sales through our online trading platform. These representatives tend to execute fewer, but higher volume, trades than our other representatives, resulting in less ticket revenue for the Company. Also, these representatives generally command a higher payout. In light of the increases in trading sales volume and assets under management, we will continue to focus our attention on recruiting high-level and experienced representatives to improve our overall profit margin and at the same time meet the financial needs of our clients.

Payouts to Representatives

   Payouts to representatives in commissions, advisory, and other fees have held steadily at approximately 82.2% of sales for the comparative years 2005, 2004 and 2003. Management continually monitors and adjusts its payout structure accordingly.

Operating Expenses

   Advertising. Advertising expenses increased by approximately 25% over the previous year due to added marketing efforts that are necessary to promote the Company and enhance its brand name recognition. The national presence of the Corporation has demanded a wider scope of advertising. Additionally, travel and its associated costs have been required in order to support our marketing efforts.

   Communications. Communications expenses increased by approximately 28% over the past year due to costs in the areas of printing, investor/public relations, website infrastructure, conferences, and telephone. These expenses are heavily correlated with growth in the Company and its overall business activity.

   Compensation and Benefits. Compensation and benefits expenses increased by 25% over the past year due to our commitment to place individuals with strong industry expertise into positions of leadership where essential decisions can be formed. On an overall basis, additional compensation benefits allow the Company to grow and provide better service.

   Regulatory, Legal and Professional. Regulatory, legal and professional expenses increased by approximately 48% over Fiscal 2004. With the growth in our broker-dealer, advisory, and asset management business, and the associated regulatory scrutiny commonplace in the industry, the Company had increased its utilization of professional services. The Company remitted full payment during 2005 on a sizeable liability related to regulatory matters, thus fully satisfying its related obligations. The overall current market risk of the industry is a factor that remains uncertain. Management believes that costs related to regulatory, legal and professional activities can be stabilized in the future under an improved overall investment environment and increasingly effective risk management.

   Occupancy. Occupancy expenses increased by approximately 23% over the past year due to increases in rent and depreciation of fixed assets. As the Company continues to expand, additional fixed asset expenditures may be required.

   Other Administrative. Other administrative expenses decreased by approximately 6% over the past year, demonstrating that the Company is controlling operating expenses related to company wide items. The other administrative expense categories include various insurance items, postage, office expenses, and computer maintenance

Operating Income

   Operating income declined from $1.4 million, or 2.9% of revenues, to $1.0 million, or 1.7% of revenues, compared to 2004. Operating income had increased in 2004 as compared to 2003 because the Company benefited from implementing fixed operating overhead initiatives, including technology and web-based reporting that enhanced the automation of commission statements and autonomous trade processing through our online trading platform. In contrast, this year we made a substantial financial commitment to acquire seasoned personnel, including senior management with extensive and responsible industry expertise, in an effort to increase sales, particularly by restructuring the Company's product mix to emphasize the advisory services sector. Management will continue to refine our business model, particular regarding recruitment of key personnel and growing the advisory services sector, with a view to improve operating income and earnings per share.

Net Income

   In comparative years 2005 and 2004, net income decreased by approximately $170 thousand, or $0.03 per basic share and $0.04 per diluted share. In an ever changing and increasingly competitive environment, our long-term plan is to increase net income and earnings per share on a sustainable basis. Key to this effort will be to continue attracting and servicing high quality, professional representatives who will enable us to efficiently exploit our market niche, grow assets under management, and increase our overall profitability.

Liquidity and Capital Resources

   We believe that achieving our return on equity goals requires the efficient use of capital. Historically, we have financed our operations primarily with private equity and internally generated cash flow.

   As of March 31, 2005, cash and cash equivalents totaled approximately $8.6 million compared to $8.1 million as of March 31, 2004. Working capital as of March 31, 2005 was $9.1 million compared to $8.5 million as of March 31, 2004. Our ratio of current assets to current liabilities was 3.31 to 1 as of March 31, 2005 compared to 3.20 to 1 as of March 31, 2004.

   As of March 31, 2005, the net capital ratio for ICC, the broker-dealer subsidiary, was 2.43 to 1 compared to 2.38 to 1 for our fiscal year ended March 31, 2004. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that the Company maintain a net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, our net capital ratio would exceed 10 to 1 or if we would have less than 120% of our minimum required net capital. As of March 31, 2005, the Company had net capital of approximately $1.7 million compared to net capital of $1.8 million as of March 31, 2004. This resulted in excess net capital of $1.4 million and $1.5 million, respectively.

   The company continues to generate a positive cash flow from operating activities. The Company generated cash flow from operations of $0.9 million, $1.1 million, and $0.5 million for 2005, 2004 and 2003, respectively. Cash inflows as a result of the Company's profitability of $0.6 million, $0.8 million and $0.1 million, respectively, have continued to provide the Company's largest source of cash during said comparative years.

   Cash outflows for the year came most notably from payment of income taxes in the amount of $1.02 million. We also paid out $142 thousand in corporate insurance policies, $240 thousand for equipment and technology and $182 thousand in loans to registered representatives to foster sales growth. Finally, we paid off a note to NASD in the amount of $149 thousand.

 ICC made a business decision in fiscal year 2005 to conclude an NASD investigation into supervisory procedures relating to the period of January 2000 through July of 2002. While we considered disputing the allegations in a formal proceeding, we estimated the cost of doing so to be prohibitive. Furthermore, we sought to avoid disruption of our home office and other operations. Accordingly, while neither admitting nor denying the allegations, we consented to a number of findings in order to resolve the matter in its initial stages.

   Repayment of the settlement note to NASD did not have a material effect on cash flow at any time during the comparative years of 2005, 2004 and 2003. The Company has implemented and maintains an adequate system of supervisory and regulatory procedures and does not foresee any material deficiencies in the future in this regard.

Contractual Obligations

                                                                       Payments Due by Period
                                                                     ---------------------------
Contractual Obligations

                                                                     Less than 1 year 1-3 years   4-5 years     After 5 years
                                                            Total         2005        2006-2008   2008-2009  2010 and Thereafter
-------------------------------------------------------------------- ---------------------------  ---------- -------------------
Short- term loans and notes payable:1
        Lines of credit and other short-term borrowings      $9,433           $9,433          -           -                   -


Operating Leases:2                                        1,056,364          316,796    739,568           -                   -





-------------------------------------------------------------------- ---------------------------  ---------- -------------------
Total Contractual obligations                            $1,065,797         $326,229   $739,568          $-                  $-
-------------------------------------------------------------------- ---------------------------  ---------- -------------------

1 Refer to Note 10 of the Notes to Consolidated Financial Statements for information regarding short- term loans and notes payable.

2 Refer to Note 14 of the Notes to Consolidated Financial Statements for information regarding operating leases.


Risk Management

   Risk is an inherent part of the Company's business and activities. Risk management is critical to the Company's financial strength and profitability and requires robust auditing, constant communications, judgment and knowledge of financial trends and the economy as a whole.

   Senior management takes an active role in the risk management process. The principal risks involved in the Company's business activities are market, operational, regulatory and legal.

Market Risk

   Market risk is the risk attributable to common macroeconomic factors such as gross domestic product, employment, inflation, interest rates, budget deficits and consumer sentiment. Consumer and producer sentiment is critical to our business. The level of consumer confidence determines their willingness to spend, especially in the financial markets. It is this willingness to spend in the financial markets that is key to our business. A shift in spending in this area could negatively impact us. However, senior management is constantly monitoring these economic trends in order to enhance our product line to offset any potential negative impact. See, also, "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK", below.

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

Effects of Inflation

   The Company's assets primarily are liquid in nature and not significantly affected by inflation. Management believes that the replacement cost of property and equipment will not materially affect operating results. However, the rate of inflation affects our expenses, including employee compensation and benefits, communications and occupancy, which may not be readily recoverable through charges for services provided.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         To the Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries Lynnfield, Massachusetts

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Investors Capital Holdings, Ltd. and Subsidiaries (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Brown & Brown, LLP
Boston, Massachusetts
May 11, 2005

         To the Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries Lynnfield, Massachusetts

                          INDEPENDENT AUDITORS' REPORT

   We have audited the accompanying consolidated balance sheet of Investors Capital Holdings, Ltd. and Subsidiaries as of March 31, 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Capital Holdings, Ltd. and Subsidiaries as of March 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                          --------------------------------------
West Peabody, Massachusetts                   SHATSWELL, MacLEOD & COMPANY, P.C.
May 15, 2003

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                       March 31,         March 31,
                                                                          2005              2004
                                                                      ------------     ------------
Assets

Current Assets

     Cash and cash equivalents ....................................     $ 8,618,261     $ 8,112,567
     Deposit with clearing organization, restricted ...............         175,000         175,000
     Accounts receivable ..........................................       3,361,509       3,785,423
     Loans receivable from registered representatives(current).....         173,875              --
     Investments in available-for-sale securities .................              --          56,339
     Investments...................................................         142,816          85,820
     Prepaid income taxes .........................................         100,889              --
     Marketable securities, at market value .......................         330,380          17,422
     Prepaid expenses .............................................         247,421         310,270
                                                                       ------------    ------------
                                                                         13,150,151      12,457,021
Long-term Assets

Property and equipment, net .......................................         571,198         503,316

Loans receivable from registered representatives...................          77,270          69,306
Equity investments, at cost .......................................          40,000          40,000
                                                                       ------------    ------------
                                                                            260,086         195,126
Other Assets
     Other assets .................................................         121,548          99,295
     Deferred tax asset, net ......................................         149,471          69,721
     Receivables from officers ....................................              --          64,400
                                                                       ------------    ------------
                                                                            271,019         233,416

          TOTAL ASSETS ............................................    $ 14,109,638    $ 13,388,879
                                                                       ============    ============

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable .............................................    $  1,045,314     $   570,236
     Accrued expenses .............................................         552,088         435,067
     Notes payable ................................................           9,433          78,999
     Unearned revenues.............................................         106,775              --
     NASD settlement payable (current portion) ....................              --          54,375
     Commissions payable ..........................................       1,885,340       2,078,196
     Income taxes payable .........................................              --         582,721
     Securities sold, not yet purchased, at market value ..........         327,905          90,042
                                                                       ------------    ------------
                                                                          3,926,855       3,889,636
 Long-Term Liabilities

     NASD settlement payable, net of current portion...............              --          94,304
                                                                       ------------    ------------
                                                                                             94,304


          Total liabilities .......................................       3,926,855       3,983,940
                                                                       ------------    ------------
Commitments and contingencies (Note 14)

Stockholders' Equity:

     Common stock, $.01 par value, 10,000,000
      shares authorized; 5,757,348 issued and 5,753,463 outstanding
      in 2005; 5,731,598 issued and 5,727,713 outstanding in 2004 .         57,573           57,316
     Additional paid-in capital ...................................      8,691,566        8,520,931
     Retained earnings ............................................      1,463,779          844,670
       less: Treasury stock, 3,885 shares at cost .................        (30,135)         (30,135)
     Accumulated other comprehensive income .......................             --           12,157
                                                                      ------------     ------------

            Total stockholders' equity ............................     10,182,783        9,404,939
                                                                      ------------     ------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY ............................................   $ 14,109,638     $ 13,388,879
                                                                      ============     ============

             See Notes to Condensed Consolidated Financial Statements.



                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   YEARS ENDED
                                   -----------

                                                                                  March 31,
                                                                      2005           2004         2003
                                                                  ------------   -----------   -----------
Revenues:
Commission                                                        $ 48,660,052   $44,831,827   $31,118,558
Advisory fees                                                        3,702,556     2,288,658     2,101,933
Other fee income                                                     1,189,737       673,418       843,547
Marketing revenue                                                    1,140,098       836,428       483,188
Other income                                                           473,091       333,743       249,821
                                                                   -----------   -----------   -----------
Total revenue                                                       55,165,534    48,964,074    34,797,047


Commission and advisory fees                                        44,025,004    39,295,954    28,040,831
                                                                   -----------   -----------   -----------
           Gross profit                                             11,140,530     9,668,120     6,756,216
                                                                   -----------   -----------   -----------
Operating expenses:

   Advertising                                                         763,192       611,435       479,622
   Communications                                                      536,386       419,749       448,830
                                                                   -----------   -----------   -----------
Selling                                                              1,299,578     1,031,184       928,452
                                                                   -----------   -----------   -----------

   Compensation and benefits                                         5,713,028     4,569,398     3,528,986
   Regulatory, legal and professional                                1,527,256     1,028,901       831,613
   Occupancy                                                           585,646       474,998       446,078
   Other administrative expenses                                     1,055,368     1,123,982       709,288
                                                                   -----------   -----------   -----------
Administrative                                                       8,881,298     7,197,279     5,515,965
                                                                   -----------   -----------   -----------
         Total operating expenses                                   10,180,876     8,228,463     6,444,417
                                                                   -----------   -----------   -----------
           Operating income                                            959,654     1,439,657       311,799
                                                                   -----------   -----------   -----------
Other expense:

            Interest expense                                            40,440        39,326        14,117
            Loss on disposal of equipment                               31,072            --            --
                                                                   -----------   -----------   -----------
           Total other expense                                          71,512        39,326        14,117
                                                                   -----------   -----------   -----------
Income before taxes                                                    888,142     1,400,331       297,682
Provision for income taxes                                             269,033       609,918       181,791
                                                                   -----------   -----------   -----------
           Net income                                              $   619,109   $   790,413   $   115,891
                                                                   ===========   ===========   ===========

Earnings per common share

   Basic earnings per common share:                                $      0.11   $      0.14   $      0.02
                                                                   ===========   ===========   ===========
   Diluted earnings per common share:
                                                                   $      0.10   $      0.14   $      0.02
                                                                   ===========   ===========   ===========

Share data:

   Weighted average shares used in basic earnings per
     common share calculations                                      5,735,287      5,720,843     5,717,380
Plus:  Incremental shares from assumed exercise of stock options      186,917        156,232        72,680
                                                                   -----------   -----------   -----------
   Weighted average shares used in diluted earnings per
     common share calculations                                      5,922,204      5,877,075     5,790,060
                                                                   ===========   ===========   ===========

            The accompanying notes are an integral part of these consolidated financial statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                -------------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                    Years Ended March 31, 2005, 2004 and 2003
                    -----------------------------------------

                                                                 Retained                    Accumulated
                                 Common Stock      Additional    Earnings                       Other
                              ------------------    Paid-in    (Accumulated    Treasury     Comprehensive
                                Shares    Amount     Capital      Deficit)       Stock      Income (Loss)      Total
                              ------------------   ----------   ------------   ----------   ---------------   -----------

Balance, March 31, 2002       5,721,265     57,213    8,135,347      (61,634)      (30,135)       (43,725)      8,057,066
Stock-based compensation                                 33,945                                                    33,945
Comprehensive income:
   Net income                                                        115,891
   Net unrealized gains                                                                            41,738
     Comprehensive income                                                                                         157,629
                              ---------  ---------   ----------    ---------      --------     ----------      ----------
Balance, March 31, 2003       5,721,265    $57,213   $8,169,292    $  54,257      $(30,135)    $   (1,987)     $8,248,640
Stock-based compensation                                319,606                                                   319,606
Stock issued employees           10,000        100       31,400                                                    31,500
Exercised stock options             333          3          633                                                       636
Comprehensive income:
         Net Income                                                  790,413
         Net Unrealized gains                                                                      14,144
           Comprehensive income                                                                                   804,557
                              ---------  ---------   ----------   ----------      --------     -----------    -----------
Balance, March 31, 2004       5,731,598    $57,316   $8,520,931    $ 844,670      $(30,135)    $   12,157      $9,404,939
Stock-based compensation                                 97,841                                                    97,841
Stock issued employees           12,000        120       45,520                                                    45,640
Exercised stock options          13,750        137       27,274                                                    27,411
Comprehensive income:
         Net Income                                                  619,109
         Net Unrealized (loss)                                                                    (12,157)
           Comprehensive income                                                                                   606,952

                              ---------  ---------   ----------    ---------      --------     ----------      ----------
Balance, March 31, 2005       5,757,348    $57,573   $8,691,566   $1,463,779      $(30,135)            --     $10,182,783
                              =========  =========   ==========   ==========      ========     ==========      ==========

Reclassification disclosure:

   Net unrealized losses on available-for-sale securities for the year ended March 31, 2005 were $385. Such amount has been adjusted to $12,157 to reflect a reclassification of the gain of $11,772 on the sale of a security, with no tax effect. Net unrealized gains on available-for-sale securities for the year ended March 31, 2003 were $14,906. Such amount has been adjusted to $41,738 to reflect a reclassification of the loss of $55,834 on the sale of a security, with no tax effect.

   Accumulated other comprehensive loss as of March 31, 2005, 2004 and 2003consists of net unrealized holding losses on available-for-sale securities, net of taxes.

The accompanying notes are an integral part of these consolidated financial statements.

                  INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                  -------------------------------------------------
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                      Years Ended March 31, 2005, 2004 and 2003
                      -----------------------------------------


                                                                         2005            2004           2003
                                                                     -----------     ----------     ----------
Cash flows from operating activities:

       Net income.............................................          $619,109       $790,413       $115,891
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
           Depreciation and amortization......................           172,153        138,093        140,954
           Realized(gain)loss on securities...................           (11,772)            --         55,834
           Change in deferred taxes...........................           (79,750)       (97,753)        59,962
           Stock option compensation..........................            97,841        319,606         33,945
           Change in marketable securities....................           (75,095)        97,818         30,737
           Unrealized gain on investments.....................                 -          7,500              -
           Loss on disposal of equipment  ....................            31,072             --             --
           Income (loss) on investment .......................              (990)       (21,325)        25,202

     Change in operating assets and liabilities
           Decrease (increase) in accounts receivable.........           423,914     (1,844,973)       160,750
           Increase(decrease)prepaid expenses and other assets            40,596        (44,143)       (22,789)
          (Increase)decrease income taxes receivable..........          (100,889)        60,113        (60,113)
           Decrease in loans receivable from officers.........            64,400         39,688         31,990
          (Decrease)Increase in taxes payable.................          (582,721)       582,721       (149,108)
           Increase (decrease) in accounts payable ...........           475,078        166,792        (75,876)
           Increase in accrued expenses.......................           117,021         57,284        173,969
          (Decrease)Increase  in commissions payable..........          (192,856)       947,657         (6,137)
           Increase in unearned revenues......................           106,775             --             --
          (Payments) Increases on NASD settlement.............          (148,679)      (101,321)       250,000

               Net cash provided by operating activities......           955,207      1,098,170        765,211


Cash flows from investing activities:

     Purchases of property and equipment......................          (271,107)      (116,235)     (134,832)
     Purchase of Investment in unconsolidated affiliate.......           (56,006)            --            --
     Sale of Investment available for sale....................            55,954             --            --
     Loans receivable from registered representatives.........          (181,839)        26,083       104,606
                                                                      -----------     ----------    ---------

              Net cash used in investing activities...........          (452,998)       (90,152)      (30,226)
                                                                      -----------     ----------    ----------


                               See Notes to Consolidated Financial Statements.


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                ------------------------------------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
              ----------------------------------------------------

                                                                                 2005        2004       2003
Cash flows from financing activities:                                         ----------  ----------  ---------

        Note Payable:

           (Payments on) proceeds from Note Payable......................        (69,566)    (18,230)    18,213

        Additional paid in capital:
           Issuance of employee stock ...................................         45,520      31,400
                  Exercise of stock options .............................         27,274         633
           Additional public offering cost

        Common stock:

           Issuance of employee stock ...................................            120         100
           Exercise of stock options ....................................            137           3
                                                                              ----------  ----------  ---------
              Net cash provided by in financing activities...............          3,485      13,906     18,213
                                                                              ----------  ----------  ---------
Net increase in cash and cash equivalents................................        505,694   1,021,924    753,198

Cash and cash equivalents, beginning of year...........  ................      8,112,567   7,090,643  6,337,445
                                                                              ----------  ----------  ---------

Cash and cash equivalents, end of year.................  ................     $8,618,261  $8,112,567 $7,090,643
                                                                              ==========  ==========  =========

Supplemental disclosures of cash flow information:

     Interest paid.......................................................        $40,440     $39,326    $14,117
                                                                             ===========  ==========  =========

     Income taxes paid ..................................................     $1,020,000    $124,000   $331,050
                                                                             ===========  ==========  =========

     Transfer of security to securities not readily marketable from
           receivable from officers......................................    $        --    $     --    $30,000
                                                                             ===========  ==========  =========



                          See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended March 31, 2005, 2004 and 2003

 NOTE 1 - NATURE OF OPERATIONS

   Investors Capital Holdings, Ltd., (the Company or "ICH") and its wholly-owned subsidiaries, Investors Capital Corporation ("ICC"), Eastern Point Advisors, Inc. ("EPA"), ICC Insurance Agency, Inc. and Investors Capital Holdings Securities Corporation ("ICH Securities") are engaged throughout the United States in the financial services industry as general securities brokers and asset managers. ICC is a duly registered broker-dealer under the Securities Exchange Act of 1934 and a Registered Investment Advisor with a national network of independent financial representatives. These representatives are licensed to sell securities through ICC, with the National Association of Securities Dealers (the "NASD") and the Securities and Exchange Commission (the "SEC") acting as the requisite federal and local regulatory agencies. The Company clears its public customer accounts on a fully disclosed basis through a clearing broker. EPA is a federally regulated Investment Advisor subject to the Securities and Exchange Commission under the Investment Adviser's Act of 1940. The primary activity of EPA is to provide portfolio and mutual fund management services to both individual investors and institutional clients, such as banking institutions, pension funds, endowments, and trusts on a fee basis. ICC Insurance Agency, Inc. facilitates the sale of insurance and annuities by our registered representatives. ICH Securities is a Massachusetts securities corporation and was established in March 2005. ICH Securities primary activity consists of acting as a holding company for the cash and cash equivalents and interest and dividend income for ICH.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The significant accounting policies of the Company are summarized below to assist the reader to better understand the consolidated financial statements and other data contained herein.

BASIS OF PRESENTATION:

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ICC, EPA, ICC Insurance Agency, Inc., and ICH Securities. All significant inter-company items and transactions have been eliminated in the consolidation.

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

RECLASSIFICATIONS:

   Certain amounts in 2003 and 2004 were reclassified to provide comparison with 2005 classifications. Included in these reclassifications, were amounts of marketing and interest and dividend income all of which, either individually or in the aggregate, had no impact on previously reported net income and retained earnings.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION:

   The Company has established revenue recognition policies for each of the following income item areas: Mutual Funds/Variable Annuities, Marketing Revenue on production and for regional and national events, Administration fees on Errors and Omissions ("E&O") and Renewals, Advisory Fees and Trading Revenue. A description of the revenue recognition process related to each category is presented below. The revenue recognition policy the Company maintains is in compliance with SEC Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition in Financial Statements".

   Mutual Funds/Variable Annuities

   The Mutual Funds/Variable Annuity revenue is recognized upon receipt of commissions related to the sale. The earnings process is substantially complete at the point that the respective fund company distributes payment to the Company.

   The Company records a receivable for Mutual Funds/Variable Annuity revenue to properly capture the commission amounts that are due the brokerage firm but not yet received. Additionally, a receivable for Mutual Funds/Variable Annuity revenue is recorded to properly account for and capture amounts related to commissions due the brokerage firm at the end of each period.

   Trading

   Revenue from trading activities is recognized in accordance with the agreement between the clearing firm and the Company. The Company earns commissions through stock purchase and sale transactions, mutual fund purchases, government and corporate bonds transactions, fee based managed accounts, and through ticket charges. The Company also earns revenue in the form of 12b1 fees and interest on account balances. The earnings process is complete at the time the transactions are settled in accordance with the rules of the NASD and the Securities and Exchange Commissions ("SEC").

   The Company also receives credit adjustments for clearing charge adjustments that are netted against any clearing charges the Company may incur for the period. These adjustments are recognized as income in the period received unless otherwise noted by the clearing firm.

   Unrealized gains and losses are recorded at the time that the Company reconciles its trading positions with the market value. The unrealized gains or losses are adjusted to market until the position is settled or the trade is cancelled.

   Advisory Fees

   Advisory fee income is recorded quarterly based on the amount of money-managed during the period. The amounts billed are based on the agreement between the advisor and the client. Any uncollected advisory fees billed on these managed accounts are charges against earnings in the subsequent quarter.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Revenue is earned based on fees billed for assets managed during the period. The revenue related to accounts billed in arrears is recognized at the end of the period in which the account was active.

   Other Advisory fees are recorded based on the average daily net assets of our mutual funds as disclosed under the Advisory Agreement in the prospectuses. These fees are recognized monthly based on the fund's administrative fee report which reports the amounts that are earned for the period. The Company can elect and has elected to waive certain fees to allow for the fund to maintain its ceiling on administrative expenses. Based on the agreement, the waived fees have a three-year recovery period. At the end of the recovery period, these fees are charged against earnings if uncollected.

Administration Fees

   Administration fees on renewals and E&O insurance are recognized as revenue upon registration of the representative with National Association of Security Dealers (NASD) and listing of the registered representative with the E&O insurance carrier. The funds received from the registered representative are initially recorded as unearned revenue. The amounts, if any, collected in excess of the E & O insurance premium and/or fees due NASD are recognized as revenue.

Marketing Revenue

   Revenue from marketing associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of the event offset by its costs.

CASH AND CASH EQUIVALENTS:

   For purposes of reporting cash flow, cash and cash equivalents includes cash in checking and savings accounts, cash at a clearing broker-dealer and short-term investments with original maturities of 90 days or less.

CUSTOMER ACCOUNTS:

   The Company's customer accounts are reported by the various custodians on a fully disclosed basis.

FINANCIAL INSTRUMENTS:

   The financial instruments of the Company are reported in the consolidated balance sheets at market or fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments, except loans receivable. The fair value for loans receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

   The Company conducts its principal trading through two designated trading accounts. One of these accounts is used to facilitate fixed income trading on a same day buy-sell basis. The second account is used to facilitate fixed income trading for representatives and may carry positions overnight. These securities are normally held in the account for no longer than 30 days and are recorded at fair market value.

PROPERTY AND EQUIPMENT:

   Furniture, equipment and leasehold improvements are stated at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is provided utilizing the straight-line method over the shorter of either their estimated useful lives or lease term, if applicable. For software and equipment we use a 5-year straight-line method and for furniture and fixtures we use a 7-year straight-line method.

ADVERTISING:

   The Company expenses all promotional costs as incurred.

INCOME TAXES:

   The Company accounts for income taxes under provisions of Statement of Financial Accounting Standards ("SFAS") SFAS No. 109, "accounting for income taxes", which uses the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company management has not recorded a valuation allowance against the deferred tax assets as management believes it is more likely than not that they will be realized.

EARNINGS PER SHARE:

   The Company reports net income per share in accordance with the SFAS No. 128, "earnings per share". Diluted earnings per share do not include the effect of stock options as it has an antidilutive

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effect on EPS (See Note 16). In accordance with SFAS No. 128, basic and diluted net income per common share was determined by dividing net income by the weighted average number of common shares outstanding during the period.

STOCK BASED COMPENSATION:

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The following table illustrates the effect on net income
(loss) had the Company adopted the fair value based model of accounting for stock-based employee compensation for all periods presented:


                                                   2005            2004            2003
                                               --------------  -------------- ---------------

          Net income (loss), as reported            $619,109        $790,413        $115,891
                                               --------------  -------------- ---------------
          Deduct:  Total stock-based
            employee compensation
            expense determined under
            fair value based method for
            all awards, net of related
            tax effects                                   --          (9,903)        (13,458)
                                               --------------  -------------- ---------------

                                               --------------  -------------- ---------------
          Pro forma net income                      $619,109        $780,510        $102,433
                                               --------------  -------------- ---------------

                                               --------------  -------------- ---------------
          Earnings per share:
                                               --------------  -------------- ---------------
            Basic - as reported                         $.11           $0.14           $0.02
                                               --------------  -------------- ---------------
            Basic - pro forma                           $.11           $0.14           $0.02
                                               --------------  -------------- ---------------
            Diluted - as reported                       $.10           $0.14           $0.02
                                               --------------  -------------- ---------------
            Diluted - pro forma                         $.10           $0.14           $0.02
                                               --------------  -------------- ---------------

   There was no expense that would have been reported for stock- based employee compensation for the year ended March 31, 2005 had we adopted SFAS 123. This calculation was based on the Black Scholes method for valuing options under a graded vested period of five years.

SEGMENT REPORTING:

   The Company makes disclosures about products and services, geographic areas, and major customers in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

RECENTLY ISSUED ACCOUNTING STANDARDS:


   In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R). This Statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123R is effective for the first interim or annual reporting period that begins after December 15, 2005.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R may materially increase stock compensation expense and decrease net income. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations. The Company is currently evaluating whether the impact of SFAS 123R will have a material effect on net income.

   In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), which extended the effective date to the period ended May 31, 2004. Management has determined that the Company does not have any interests that qualify as a variable interest entity.

ACCOUNT RECEIVABLE-ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   Our policy for determining whether a receivable is considered uncollectible are as follows.

   Loans to representatives: In accordance with SFAS No. 5, we perform periodic credit evaluations and provide allowance based on our assessment of specifically identified unsecured receivables and other factors, including the representative's payment history. Once it is determined that it is both probable that the loan has been impaired and the amount of loss can reasonably be estimated, then the loan balance is classified an uncollectible and written off.

   Advisory Fees from our Mutual Funds: As disclosed in the respective mutual funds' prospectuses, the Company attempts to recoup all waived advisory service fees within a three year period. If management believes that the likelihood of collecting that receivable within the three year period is doubtful, then the Company provides for an allowance in accordance with SFAS No. 5. Determinations whether to write off such fees are made annually.

   On Trade receivables: As prescribed by the SEC, trade receivables usually settle within three days. If a trade error results, then the Company will pursue remedies to collect on that trade error. We do not record a receivable resulting from a trade error that is in litigation or whose outcome is otherwise not reasonably determinable. In such a case, we apply any proceeds from settlements or insurance against any trade losses incurred.

NOTE 3 - NET CAPITAL

   The Company's wholly owned subsidiary, ICC, is subject to the SEC's regulations and operating guidelines, which require ICC to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 3 - NET CAPITAL (Continued)

   ICC's net capital as computed under SEC Uniform Net Capital Rule (Rule 15c3-1) was $1,692,787 at March 31, 2005, which resulted in excess net capital of $1,418,238 over the required net capital of $274,549. The ratio of aggregate indebtedness to capital at March 31, 2005 was 2.43 to 1. ICC's net capital as computed under 15c3-1 was $1,778,941 at March 31, 2004, which resulted in excess net capital of $1,497,286 over the required net capital of $281,655. The ratio of aggregate indebtedness to capital at March 31, 2004 was 2.38 to 1.

NOTE 4 - SECURITIES OWNED AND SOLD, NOT YET PURCHASED

   Securities owned and sold, not yet purchased, consist of available-for-sale securities and investment securities at market values.

   The carrying amount of investment securities at market values are as follows:

                                            March 31, 2005
                                            --------------
                                                       Sold, Not Yet
                                        Owned            Purchased
                                        -----          -------------
   Corporate equity                    $132,964           $291,124
   Unit investment trust                  7,287             36,781
   Municipal bonds                      107,317
   Mortgage backed securities            54,143
   Mutual funds                          28,669
                                       --------           --------

                                       $330,380           $327,905
                                       ========           ========


                                               March 31, 2004
                                               --------------

                                                       Sold, Not Yet
                                        Owned            Purchased
                                        -----          -------------

    Corporate equity                   $ 17,422           $ 90,042
                                       ========           ========


NOTE 5 - OTHER INVESTMENTS

    Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At March 31, 2005 and 2004, the Company recorded its private equity holdings at cost of $40,000 for the

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 5 - OTHER INVESTMENTS (Continued)

respective periods, in accordance with Accounting Principles Board No. 18 "The Equity Method of Accounting for Investments in Common Stock" (APB 18) as the Company does not exercise significant influence over this equity investment.

NOTE 6 - INVESTMENT

   As of March 31, 2005, the Company owned 2.4% ownership of The Eastern Point Advisors Capital Appreciation Fund, which had a fair market value of $84,403. Company ownership of the Capital Appreciation Fund at March 31, 2004 was 1.4% with a fair market value of $85,820. During October 2004, the Company purchased approximately 5,484 shares of the Eastern Point Advisors Rising Dividend Fund. As of March 31, 2005, the Company held 0.2% ownership in this mutual fund, which had a fair market value of $58,413.

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

   The Company is engaged in various trading and brokerage activities whose counterparties primarily include the general public. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. Securities sold, but not yet purchased, represent obligations of the Company to purchase the security in the market at the prevailing prices to the extent that the Company does not already have the securities in possession. Accordingly, these transactions result in off-balance sheet risk when the Company's satisfaction of the obligations exceeds the amount recognized in the balance sheet. The risk of default depends on the creditworthiness of the counterparty of issuer of the instrument. It is the Company's policy to review, as necessary, the credit standings of each counterparty with which it conducts business. Commissions receivables from one source were 27% and 49% of total receivables for the years ended March 31, 2005 and 2004, respectively.

   At March 31, 2005, the carrying amount of the Company's cash and cash equivalents was $8,618,261. Of the bank statement balance, $100,000 was covered by federal depository insurance and $6,610,915 was covered by the Depositors Insurance Fund of Massachusetts. The Company's cash and cash equivalents as of March 31, 2005 also include $2,314,545 at its clearing broker-dealer of which $500,000 is fully insured by the Securities Investor Protection Corporation
(SIPC). At March 31, 2004, the carrying amount of the Company's cash and cash equivalents, including a time deposit, was $8,112,567 and the bank statement balance was $7,909,854. Of the bank statement balance, $100,000 was covered by federal depository insurance and $7,809,854 was covered by the Depositors Insurance Fund of Massachusetts. The Company's deposits at March 31, 2004 also included $1,578,480 at its clearing broker-dealer of which $500,000 was fully insured by the SIPC.

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

   ICH has arrangements with several related parties pertaining to a variety of transactions. These transactions are incurred in the normal course of business and are fully arms-length in nature.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES (Continued)

   ICH was paid management fees of $1,324,733 and $1,315,306 for the years ended March 31, 2005 and 2004, respectively, from its subsidiaries ICC and EPA. During fiscal year 2004, the management fees were allocated from ICH to ICC based on a 70% allocation of direct operating expenses and a 30% allocation to EPA. During fiscal year 2005, an updated time study was prepared which, based on information provided, resulted in an allocation of 90% of direct operating expenses for ICC and a 10% allocation for EPA. At March 31, 2005, ICH was owed $99,098 and $351,770, respectively, from ICC and EPA. At March 31, 2004, ICH was owed $423,268 and $17,156, respectively, from ICC and EPA.

   The Company leases office space from the Arlsburg Trust, the trustee of whom is the principal stockholder of the Company, and Investors Realty, LLC, the principal member of whom is the principal stockholder of the Company. Rent expense for these leases amounted to $225,671, $192,423 and $175,799, for the years ending March 31, 2005, 2004 and 2003, respectively.

   Two former members of the Board of Directors were also registered representatives and received compensation related to commissions or consulting fees in the years ending March 31, 2005, 2004 and 2003 of $117,292, $176,652 and $186,418, respectively.

   Loans Receivable From Registered Representatives consist of promissory notes which bear interest at the rate of 3.94% per annum and are payable within 18 or 24 months of the date of the note in weekly installments. The notes are secured by various pledges of brokerage accounts and/or personal assets of the registered representatives. As of March 31, 2003 these loans amounted to $95,389, of which $18,141 of these loans was to a registered representative who is also a director of the Company. As of March 31, 2005 and 2004 these loans amounted to $251,145 and $69,306, respectively.

   The Company had previously recorded a receivable for funds it was owed from senior executives. As of March 31, 2004 and 2003 the balances owed amounted to $48,393 and $64,400, respectively. As of March 31, 2005, the loans had been paid in full.

   Investors Marketing Services, Inc. is jointly owned by the Company's principal stockholder and his spouse. This entity performs a fulfillment function for subsidiaries of the Company by preparing, collating and mailing registration kits to registered representatives, and creates graphics and other art work for various marketing materials produced for these subsidiaries. It also prepares the assembly, shipping and postage of literature pertaining to the subsidiaries. For the years ended March 31, 2005, 2004 and 2003, the cost paid for these services was $33,723, $60,038, and $60,130, respectively.

   Accounts receivable at March 31, 2005 and 2004 include amounts due to EPA from the Eastern Point Advisors Capital Appreciation Fund (the "Fund") of $102,483 and $75,938, respectively. As compensation for services that EPA performs on behalf of the Fund, EPA receives a monthly investment advisory fee calculated at the annual rate of 1.5% of the Fund's exercised daily net assets. EPA has voluntarily agreed to waive its advisory fees or reimburse other Fund expenses so that the Fund's annual operating expenses will not exceed 5.00% for Class A shares and 5.75% for Class C shares, of the average daily net assets of the respective class. The waiver may be terminated by EPA at any time. EPA has three years to recoup any expenses it pays for on behalf of the Fund; otherwise the receivable relating to the current fiscal year in which it is deemed unrecoverable is charged against earnings by EPA. On

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES (Continued)

November 1, 2004, the Fund had modified the ceiling on its annual operating expenses from 5.00% to 2.5% on Class A shares and to 3.25% from 5.75% on its class C shares.

    In addition, The Eastern Point Advisors Rising Dividend Growth Fund ("ICRDX") owed EPA $158,029 as of March 31, 2005 for reimbursement of expenses (not to exceed 1.65% for Class A shares and 2.75% for class C shares). Additionally, both funds owe EPA for legal fees incurred on each of their behalf throughout the current fiscal year in the amount of $97,538.

   As disclosed in the Eastern Point Advisors Funds Trust prospectus, we have three years to recoup any payments that we may advance on behalf of the funds. During the fiscal years ended March 31, 2005, 2004 and 2003, receivables resulting from such advances were determined to be uncollectable within the three year recovery period as follows:

         March 31, 2005            March 31, 2004          March 31, 2003
             $46,336                   $54,929                  --

   The $46,336 was written of at March 31, 2005 as management concluded that this receivable was not going to be collected at the end of the recovery period ending September 30, 2005. On September 30, 2003, $54,929 was written off as the recovery period had expired.

  See "Note 2 - Summary of Significant Accounting Policies - Account Receivable Allowance for Doubtful Accounts" and "Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations - Receivable From Our Mutual Funds" for further information regarding our accounting for doubtful accounts receivable.


                          The Capital Appreciation Fund
                          -----------------------------

         2005            2004       Reimbursable Fund
        Amount          Amount          Year End        Expiration Date
        ------          ------          --------        ----------------


      $     --        $ 60,969            2002          September 30, 2005
        17,786              --            2003          September 30, 2006
            --              --            2004          September 30, 2007
        84,697              --            2005          September 30, 2008
       -------        --------

      $102,483        $ 60,969
      ========        ========

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES (Continued)

                         The Rising Dividend Growth Fund
                         -------------------------------

       2005            2004          Reimbursable Fund
      Amount          Amount              Year End         Expiration Date
      ------          ------              --------         ----------------


    $ 38,057               --               2004           September 30, 2007
     119,972               --               2005           September 30, 2008
   ---------        ---------

    $158,029           $   --
   =========        =========

   The 2003 Reimbursable Fund Year End amount outstanding of $17,786 for The Capital Appreciation Fund consists of waived advisory fees that management believes are recoverable as of March 31, 2005.

NOTE 9 - PROPERTY AND EQUIPMENT, NET

   Property and equipment consisted of the following at March 31:

                                                     2005              2004
                                                     ----              ----

Equipment                                          $617,816          $636,178
Furniture and fixtures                              283,896           242,420
Leasehold improvements                              253,998           198,868
                                                  ----------        ---------
                                                  1,155,710         1,077,466
 Accumulated depreciation and amortization         (584,512)         (574,150)
                                                  ----------        ---------

         Property and equipment, net               $571,198          $503,316
                                                  ==========        =========

NOTE 10 - NOTES PAYABLE

   At March 31, 2005, 2004 and 2003 notes payable consisted of debt to finance insurance premiums. The annual rate of interest on the outstanding loan, which matures on July 15, 2005, was 6% at March 31, 2005, 2004 and 2003.

NOTE 11 - NATIONAL ASSOCIATION OF SECURITIES DEALERS SETTLEMENT

   Subsequent to a National Association of Securities Dealers ("NASD") examination, the NASD, on April 9, 2003, accepted a Letter of Acceptance, Waiver and Consent ("AWC") submitted by the Company, in which the Company agreed to be censured and fined $250,000. Without admitting or denying the alleged violations, the Company agreed to the findings by NASD that certain supervisory deficiencies existed between January 2000 and July 2002. The acceptance of the AWC concludes the matter. As a result, the Company recorded a $250,000 three year note payable (7% interest rate) and related expense for the

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 11 - NATIONAL ASSOCIATION OF SECURITIES DEALERS SETTLEMENT (Continued)

NASD fine in its financial statements for the year ending March 31, 2003. At March 31, 2004 and 2005, the outstanding balance on this note was $148,679 and $0, respectively. The note was fully paid on August 19, 2004.

NOTE 12 - INCOME TAXES

   The provision (benefit) for income taxes is as follows for the years ended March 31:

                                          2005           2004            2003
Current:

   Federal                             $335,333       $ 535,555       $ 71,420
   State                                103,531         165,788         50,409
                                       ---------      ----------      --------

                                        438,864         701,343        121,829
                                       ---------      ----------      --------
Deferred:

   Federal                            $(129,766)      $ (82,740)      $ 45,373
   State                                (40,065)         (8,685)        10,469
   Increase in valuation allowance           --              --          4,120
                                      ----------      ----------      --------

                                       (169,831)        (91,425)        59,962
                                      ----------      ----------      --------

   Total income taxes                 $ 269,033       $ 609,918       $181,791
                                      ==========      ==========      ========

   Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of net operating loss carryforwards, unrealized gains, mutual fund start up costs and differences between depreciation expense for financial statement purposes versus tax return purposes.

   Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:

                                            March 31, 2005
                              Asset            Liability            Net
                              -----            ---------            ---

Federal                     $162,197          $ (35,998)         $126,199
State                         29,911             (6,639)           23,272
                             --------------------------------------------

   Total                    $192,108          $ (42,637)         $149,471
                            ========          =========          ========

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 12 - INCOME TAXES (Continued)

                                             March 31, 2004
                             Asset            Liability            Net
                             -----            ---------            ---
Federal                     $106,361          $ 43,264          $ 63,097
State                         11,165             4,541             6,624
                            --------          --------          --------

   Total                    $117,526          $ 47,805          $ 69,721
                            ========          ========          ========


   The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                    Year ended March 31
                                             --------------------------------
                                                  2005             2004
                                             ---------------  ---------------
                                                     (In thousands)
     Deferred tax assets (liabilities):
        Mutual Fund Start Up Costs             $    24,002    $       21,295
        Deferred compensation                      168,106            96,231
        Unrealized gain                           (10,806)                --

        Depreciation and other                    (31,831)           (47,805)
                                               ------------   ---------------
     Total deferred tax assets                 $   149,471    $       69,721
                                               ============   ===============

   The total income tax provision (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

                                                    Year Ended March 31,
                                           2005           2004           2003
                                           ----           ----           -----

Tax at U.S. statutory rate              $357,770        $471,876      $101,212
State taxes, net of federal benefit           --          95,009        40,179
Unallowable expenses                     (88,737)         16,429        36,280
Change in valuation allowance                             26,604         4,120
                                        ---------       ---------     ---------

   Provision for income taxes            $269,033       $609,918      $181,791
                                        =========       =========     =========

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 13 - SEGMENT INFORMATION

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

   Assets are allocated among ICH and its subsidiaries based upon legal ownership. Total year-end assets are in this Note 13 on a standalone basis, i.e., without inter-company eliminations. Corporate items and eliminations consist are presented for purposes of reconciling the standalone asset amounts to total consolidated assets.

                                                             Years Ended
                                              2005             2004            2003
                                        ----------------- --------------- ---------------

Inter-company eliminations -                 $(1,779,540)     (1,370,852)       (766,594)
Classification items (stand alone)                    --              --          (3,752)
Deferred income taxes-                           (31,830)        (47,804)        (26,619)
Income Taxes-                                   (491,664)             --           60112
                                        ----------------- --------------- ---------------

Total Corporate items and eliminations       $(2,303,034)     (1,418,656)       (736,853)

  During the year ended March 31, 2004, management changed its approach in identifying reportable segments. Management concluded that its reportable segments are to be shown on a stand alone basis, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). Specifically, as ICH does not generate operating revenue, other than interest income, and does not meet the quantitative tests under SFAS 131, management concludes that ICH does not meet the definition of a reportable segment. Previously reported segment information has been restated to reflect the new presentation and to preserve the comparability between years.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 13 - SEGMENT INFORMATION (Continued)

Segment reporting is as follows:


                                                2005          2004           2003
                                             ------------ ------------- ---------------
Non-interest revenues:


   ICC, investment services                  $52,552,053   $46,093,464     $32,121,316
   EPA, asset management services              2,200,391     2,529,367       2,377,576
   ICH investments gain (loss)                    12,763        21,324         (12,913)
                                             ------------ ------------- ---------------

     Total                                   $54,765,207   $48,644,155     $34,485,979
                                             ============ ============= ===============


Revenues from transactions with other
 operating segments:

   ICC                                        $1,196,277      $920,714        $625,969
   EPA                                           128,456       394,592         268,273
                                             ------------ ------------- ---------------

     Total                                    $1,324,733    $1,315,306        $894,242
                                             ============ ============= ===============


Interest and dividend income, net:

   ICC                                          $237,125      $177,090        $159,787
   ICH                                           151,612       142,829         151,281
   ICH Securities                                 11,590            --              --
                                             ------------ ------------- ---------------

     Total                                      $400,327      $319,919        $311,068
                                             ============ ============= ===============


Depreciation and amortization expense:
   ICC                                          $163,317      $131,055        $134,668
   EPA                                             8,835         7,037           6,286
                                             ------------ ------------- ---------------

     Total                                      $172,152      $138,092        $140,954
                                             ============ ============= ===============


Income tax provision (benefit):
   ICC                                          $517,202      $892,296        $269,812
   EPA                                          (265,959)     (292,864)       (150,682)
   ICH                                            17,790        10,486          62,661
                                             ------------ ------------- ---------------

     Total                                      $269,033      $609,918        $181,791
                                             ============ ============= ===============


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003



NOTE 13 - SEGMENT INFORMATION (Continued)

Income (loss):

   ICC                                       $858,451       $1,293,437          $291,811
   EPA                                       (397,516)        (434,437)         (224,818)
   ICH                                        146,584          (68,587)           48,898
   ICH Securities                              11,590               --                --
                                    ------------------ ---------------- -----------------

     Total                                   $619,109         $790,413          $115,891
                                    ================== ================ =================


Year-end total assets:
   ICC                                     $9,465,238       $8,256,043        $5,219,053
   EPA                                        734,584          493,990           605,913
   ICH                                      1,459,207        6,057,502         5,554,827
   ICH Securities                           4,753,643
   Corporate items and eliminations        (2,303,034)      (1,418,656)         (736,853)
                                    ------------------ ---------------- -----------------

     Total                                $14,109,638      $13,388,879       $10,642,940
                                    ================== ================ =================

NOTE 14 - COMMITMENTS AND CONTINGENCIES

   The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2005 and 2008. Options to renew for additional terms are included under the lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2005:

                  Year ending March 31, 2005                       $316,796
                  Year ending March 31, 2006                        320,130
                  Year ending March 31, 2007                        243,639
                  Year ending March 31, 2008                        175,799
                                                                  ---------

                      Total minimum lease payments               $1,056,364
                                                                 ==========

   Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes. The total lease expense amounted to $382,809 for fiscal year 2005, $322,846 for fiscal year 2004 and $233,397 for fiscal year 2003. The related party lease amount to Arlsburg Trust was $225,671 for fiscal year 2005.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 15 - LITIGATION

   The Company is involved with various judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business. At March 31, 2005 and 2004, the Company was the co-defendant in several lawsuits with claims of approximately $3.3 million and $2.5 million, respectively. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the majority of the aforementioned lawsuits. The maximum exposure in any one case with coverage is $75,000 and $100,000 per the Company's E & O policy. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "ACCOUNTING FOR CONTINGENCIES", the Company had accrued expenses of approximately $247,000 and $215,000 for the year ended March 31, 2005 and 2004, respectively, related to legal fees and estimated probable settlement costs relating to the Company's defense in various lawsuits.

NOTE 16 - BENEFIT PLANS

   Stock Option Plans: As of September 1, 1994, the Company adopted a stock option plan (the "1994 Plan") that provided for the granting of options to an officer of the Company to purchase shares of the common stock of the Company. Following a three for two stock split in 1997, a maximum of 150,000 shares of common stock were issuable under the 1994 Plan. The number of options and grant date were determined at the discretion of the Company's Board of Directors (the "Board"). Options outstanding under the 1994 Plan are fully exercisable and have no stated expiration.

   As of October 1, 1997, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the "1996 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive options and the aggregate number of shares to be delivered under the 1996 Plan cannot exceed 300,000. Each grant of options, the number of options granted and the vesting schedules of such options subject thereto were determined by the Board. The stock options outstanding are fully vested after two years from grant date, are exercisable for an additional three years after vesting and, unless exercised, are forfeited thirty days after termination.

   As of March 12, 2001, the Board of Directors adopted the 2001 Equity Incentive Plan (the "2001 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive options to purchase shares of the common stock of the Company and the aggregate number of shares to be delivered under the 2001 Plan shall not exceed 250,000 shares. Each grant of options, the number of options granted and the vesting schedules of such options subject thereto shall be determined by the Board. The stock options outstanding are fully vested after two years from grant date, are exercisable for an additional three years after vesting and are forfeited ninety days after termination.

   A summary of the status of the Company's employee and Directors' fixed stock options as of March 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented below:

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 16 - BENEFIT PLANS (Continued)


                                                 2005                       2004                        2003
                                       ------------------------- --------------------------- ---------------------------
                                              Weighted-Average        Weighted-Average            Weighted-Average
                                         Shares   Exercise Price  Shares    Exercise Price     Shares    Exercise Price
                                       ---------------------------------------------------------------------------------
Fixed Options


Outstanding at beginning of year         199,923           2.45   207,709             $2.65    218,731            $2.82
Granted                                        -                        -                       10,000             1.91
Forfeited                                      -                   (7,453)             8.00    (21,022)            4.01
Exercised                                   (989)          1.91      (333)             1.91          -
                                       ---------- -------------- --------- ----------------- ---------- ----------------

Outstanding at end of year               198,934           2.46   199,923              2.45    207,709             2.65
                                       ========== ============== ========= ================= ========== ================


Options exercisable at year-end          192,934                  192,189                      197,709
Weighted-average fair value of
options granted during the year                               -                           -                       $0.88

    The fair value of options granted to employees in 2005, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                      2005            2004           2003
                                      ----            ----           -----

Dividend yield                        0.10%              0%             0%
Volatility                              41%             44%            50%
Risk-free interest rate               3.86%           2.36%          2.78%
Expected life in years                2.75            3.75              5


   The following table summarizes information about employee and Directors' fixed stock options outstanding as of March 31, 2005:

                       Options Outstanding                              Options Exercisable
------------------------------------------------------------------ ------------------------------
Range of     Outstanding          Number          Weighted-Average  Exercisable       Number
  Exercise     Prices           Remaining        Weighted-Average                Weighted-Average
                            Contractual Life      Exercise Price                  Exercise Price
----------- ------------- --------------------- ------------------ ------------- ----------------



     $1.00       150,000     No Stated Maturity             $1.00       150,000            $1.00
      8.00        40,256                   .38               8.00        40,256             8.00
      1.91         8,678                  2.81               1.91         2,678             1.91
            -------------                                          -------------

                 198,934                .81 (1)              2.46       192,934             2.47
            =============                                          =============

 (1) Includes only stock options with stated maturity. A summary of the status of the Company's registered representatives' fixed stock options as of March 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented below:

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 16 - BENEFIT PLANS (Continued)


                                                2005                            2004                           2003
                                  -------------------------------- ------------------------------- ------------------------------

                                                  Weighted-Average                Weighted-Average             Weighted-Average
Fixed Options                          Share      Exercise Price       Shares     Exercise Price      Share      Exercise Price
-------------                     --------------- ---------------- -------------- ---------------- ----------- ------------------

Outstanding at beginning of year         352,895             5.43        296,022            $6.12     232,196              $7.72
Granted                                   49,509             4.55         93,901             3.50      86,483               2.00
Forfeited                                (17,501)            6.46        (37,028)            6.09     (22,657)              6.80
Exercised                                (12,761)            2.00             --                           --
                                  ---------------                  --------------                  -----------

Outstanding at end of year               372,142             5.42        352,895             5.43     296,022               6.12
                                  ===============                  ==============                  ===========


Options exercisable at year-end          240,125                                          186,595                        200,197

    Stock-based compensation for grants to registered representatives amounted to $97,841 for the year ended March 31, 2005, and was calculated using the Black-Scholes option-pricing model as of March 31, 2005. The fair value per share was $3.18 per the July 01, 2002 lot, $2.35 per the August 15, 2003 lot, and $2.14 per the November 01,2004 lot. The fair value per share for grants during the years ending March 31, 2003 and 2002, were $0.77 and $0.31, respectively. The following assumptions were applied at March 31, 2005 to grants for the years ending March 31:

                                             2005                       2004          2003
                                             ----                       ----          ----
                                July 02    Aug 03   Nov 04      July 02   Aug 03

Dividend yield                    .10%       .10%      .10%         0%        0%       0%
Volatility                         41%        41%       41%        44%       44%      53%
Risk-free interest rate          3.73%      3.90%     4.05%      1.94%      2.3%    2.36%
Expected life in years           2.25       3.38      4.58       3.25       4.38    4.25


   The following table summarizes information about representatives' fixed stock options outstanding as of March 31, 2005:

                              Options Outstanding                                              Options Exercisable
------------------------------------------------------------------------     -------------------------------------------------
                                        Number          Weighted-Average                                  Number
     Range of          Outstanding     Remaining        Weighted-Average            Exercisable      Weighted-Average
Exercise Prices                     Contractual Life      Exercise Price                               Exercise Price
---------------                     ----------------      --------------                               --------------
      $8.00              167,376             .49               $8.00                  167,376              $5.58
       3.90               10,000            1.16                3.90                   10,000                .16
       2.00               62,749            2.25                2.00                   62,749                .52
       3.50               83,583            3.38                3.50
       4.55               48,434            4.58                4.55
                        --------                                                     --------              -----

                         372,142            1.99                5.42                  240,125              $6.26
                        ========                                                     ========              =====

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   Years Ended March 31, 2005, 2004 and 2003

NOTE 16 - BENEFIT PLANS (Continued)

   Retirement Plans: The Company has a 401(k) retirement plan that allows participation by all employees with at least three months of service. Individuals employed on the plan's effective date did not have to satisfy the service requirement. The Company's contribution was based on matching 100% of the first 3% of the amount of elected salary deferral elected by each eligible employee. Effective May 29, 2001 the Company's contribution was increased to matching 100% of the first 6% of the amount of elected salary deferral, with matching dollars to be in the form of the Company's common stock. The Company's contribution expense for the years ended March 31, 2005, 2004 and 2003 were $109,641, $92,373 , and $88,804, respectively.

   Deferred Compensation Plans: On March 20, 2001, at a special meeting of the Board of Directors, the Board adopted a non-qualified deferred compensation plan for the principal stockholder, President and Chief Executive Officer, Theodore
E. Charles effective April 1, 2001. Under the terms of this plan, which was terminated in 2003, Mr. Charles could annually defer $100,000 of his salary in return for the Company's unsecured promise to pay him a retirement benefit upon his retirement on or after attaining age 60. The amount of this retirement benefit was to be determined solely by the investment performance of the amount deferred by Mr. Charles and invested by the Company, and was to be paid to Mr. Charles, at his election, either in a lump sum or in installments over a period of 10 years. Should Mr. Charles die prior to reaching retirement, his designated beneficiary would receive a pre-retirement death benefit calculated in exactly the same manner. This non-qualified deferred compensation plan was one in which Mr. Charles was electing to defer current salary. There were no additional corporate funds being contributed to the plan. In the year ending March 31, 2003 Mr. Charles elected to receive the entire deferred balance owed to him by the Company in a lump sum in the amount of $192,105 and the plan was terminated. There were no deferred compensation plans established for the fiscal year ended March 31, 2004 or 2005.

NOTE 17 - EMPLOYMENT AGREEMENTS

   The Company entered into separate employment agreements with its President and Chief Financial Officer. The employment agreements provide for continued payments of specified compensation and benefits for specified benefits. The employment agreements also provide for severance benefits if the President or Chief Financial Officer resign for just cause, as defined in the employment agreements, just cause including a significant decrease by the Board of Directors of their duty or authority. Severance benefits include, among other things, sixty months of base salary for the President and thirty-six months of base salary for the Chief Financial Officer.

NOTE 18 - EARNINGS PER COMMON SHARE

   Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Options to purchase common stock totaling 207,632, 226,951, and 353,731 at March 31, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2005, 2004 and 2003

NOTE 19   UNAUDITED QUARTERLY RESULTS OF OPERATIONS

   The unaudited quarterly amounts may differ due to the reclassifications. Refer to Note 2 -- Summary of Significant Accounting Policies.


                                          June 30, 2004  September 30, 2004 December 31, 2004 March 31, 2005
                                          -------------- ------------------ ----------------- --------------

Revenues                                    $14,315,198        $12,440,188       $13,580,861    $14,829,287
Expenses                                     14,111,182         12,589,685        13,225,638     14,619,920
Net Income (Loss)                               204,016           (149,497)          355,223        209,367
Basic Earnings (Loss) per Share                     .04               (.03)              .06            .04
Dilute Earnings (Loss) per Share                    .03               (.03)              .06            .04


                                          June 30, 2003  September 30, 2003 December 31, 2003 March 31, 2004
                                          -------------- ------------------ ----------------- --------------

Revenues                                     $9,728,483        $11,451,716       $13,519,169    $14,264,706
Expenses                                      9,811,925         11,181,911        13,212,539     13,967,286
Net Income (Loss)                               (83,442)           269,805           306,630        297,420
Basic & Dilute Earnings (Loss) per Share           (.01)               .05               .05            .05

NOTE 20 - TRADING ERROR

   In the financial statements for the year ended March 31, 2004, the Company disclosed a trading error as a subsequent event. This error was the result of a trade initiated by a Registered Representative during the normal course of business on April 20, 2004. The potential impact disclosed was estimated to be a $530,000 decrease to the statement of income. The Company pursued all remedies, including insurance, recourse from the clearing firm and recovery from the Registered Representative. The outcome of such remedies was $315,010. Therefore, the net loss realized from the trade error was $214,337 which is included in cost of sales for the year ended March 31, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

ITEM 9A.  CONTROLS AND PROCEDURES.

   Based on an evaluation by our management in which they or persons performing similar functions participated, our principal executive and financial officers have concluded that reasonably effective controls and procedures were in place as of the end of the period covered by this report to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

ITEM 9B.  OTHER INFORMATION.

   In our Report on Form 8-K filed on June 14, 2005, we reported that Robert Martin was elected as a director of ICH effective June 10, 2005. Although the action to elect Mr. Martin as a director was taken effective June 10, 2005, he will not commence serving as a director of ICH until July 28, 2005.


                                    PART III

Incorporated by Reference

   The information called for by Item 10 -- "Directors and Executive Officers of the Registrant", Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and Item 13 -- "Certain Relationships and Related Transactions" is incorporated herein by this reference to the Company's definitive proxy statement for its 2005 annual meeting of stockholders, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

   The aggregate fees billed for fiscal years ended March 31, 2005 and 2004 for professional services rendered by the Company's principal accountants for the audit of the Company's annual financial statements for those fiscal years totaled $79,309 and $40,994, respectively.

Audit-Related Fees

   The aggregate fees billed in fiscal years ended March 31, 2005 and 2004 for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the auditor review of the Company's financial statements totaled $34,998 and $18,269, respectively. Said services consisted of a review of the Company's 2005 and 2004 quarterly reports filed on Form 10-Q.

Tax fees

   The aggregate fees billed during fiscals years ended March 31, 2005 and 2004 for professional services rendered by the Company's principal accountant for tax compliance, tax advice, and tax planning totaled $16,800 and $5,400, respectively. Said services included preparation and filing of federal and state returns for the years ended March 31,2004 and projections for the year ended March 31, 2005.

All Other Fees

   In fiscal year ended March 31, 2005 and 2004 the Company was billed $22,375 and $2,725, respectively to by our principal accountant. Such services consisted of GAAP related research, business operation advisory services, and various matters related to SEC compliance.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as a Part of this Report:
                                                                                    Page
1.       Financial Statements:
         --------------------

         Independent Auditors' Reports . . . . . . . . . . . . . . . . . . . . .     26

         Consolidated Balance Sheets as of March 31, 2005 and 2004 . . . . . . .     28

         Consolidated Statements of Income for the years ended March 31, 2005,
            2004 and 2003  . . . . . . . . . . . . . . . . . . . . . . . . . . .     29

         Consolidated Statements of Changes in Stockholders' Equity for the years
            ended March 31, 2005, 2004 and 2003  . . . . . . . . . . . . . . . .     30

         Consolidated Statements of Cash Flows for the years ended March 31, 2005,
            2004 and 2003  . . . . . . . . . . . . . . . . . . . . . . . . . . .     31

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . .      33

2. Financial Statement Schedules:
   -----------------------------

   No financial schedules are listed since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.


3. Exhibits:

Exhibit
Number                              Description                                       Location

3.1      Articles of Organization, as amended . . . . . . . . . . . . . . . . . .   (2)(Exh. 3.1)

3.2      By-Laws . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . .   (2)(Exh. 3.2)

4.1      Form of Stock Certificate . . . . . . . . . . . . . . . . . . . . . . . .  (2)(Exh. 4.1)

10.1     Employment Agreement with Theodore E. Charles (3)  . . . . . . . . . .. . (2)(Exh. 10.1)

10.2     Employment Agreement with Timothy B. Murphy (3) . . . . . . . .. .  . . . (2)(Exh. 10.2)

10.3     The 1994 Stock Option Plan . . . . . . . . . . . . . . . . . . . . . . .             (1)

14.1     Code of Ethics     . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1)


21.1     Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2005. .             (1)

31.1     Certification of Theodore E. Charles pursuant to Rule 13a-14(a) . . . . .            (1)

31.2     Certification of Timothy B. Murphy pursuant to Rule 13a-14(a) . . . . . .            (1)

32.1     Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350 .            (1)

32.2     Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350 . .            (1)

----------------------------

(1)      Filed herewith.

(2)      Incorporated by reference to the indicated exhibit to the Registrant's
         Registration Statement on Form SB-2 (File No. 333-05327) filed August
         14, 2000.

(3) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

   Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, LTD., 230 Broadway East, Lynnfield, MA 01940-2320.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INVESTORS CAPITAL HOLDINGS, LTD.

                                                By: /s/ Timothy B. Murphy
                                                    ----------------------------
                                                    Chief Financial Officer

                                                Date: June 29, 2005


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Theodore E. Charles                     Chairman, President, Chief Executive Officer,          June 29, 2005
----------------------------------------    and Director (Principal Executive Officer)
Theodore E. Charles

/s/ Timothy B. Murphy                       Executive Vice President, Chief Financial              June 29, 2005
----------------------------------------    Officer and Director (Principal Financial and
Timothy B. Murphy                           Accounting Officer)

/s/ C. Troy Shaver, Jr.                     Director                                               June 29, 2005
----------------------------------------
C. Troy Shaver, Jr.

/s/ Arthur E. Stickney                      Director                                               June 29, 2005
----------------------------------------
Arthur E. Stickney

/s/ William Atherton                        Director                                               June 29, 2005
----------------------------------------
William Atherton

/s/ Marshall Acuff, Jr.                     Director                                               June 29, 2005
----------------------------------------
Marshall Acuff, Jr.

                                  EXHIBIT INDEX
                                  -------------

              (Exhibits being initially filed with this Form 10-K)




10.3    The 1994 Stock Option Plan

14.1    Code of Ethics

21.1    Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2005

31.2    Certification of Theodore E. Charles pursuant to Rule 13a-14(a)

31.2    Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)

32.1    Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350

32.2    Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350