Form 10-K/A
period 2005-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2005-07-14
CIK 1001871

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-K/A
                                  AMENDMENT NO. 1


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 2005

                           COMMISSION FILE NO. 1-16349

                        INVESTORS CAPITAL HOLDINGS, LTD.
                    (Exact name of registrant in its charter)

       MASSACHUSETTS                                    04-3284631
-------------------------------                    --------------------
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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------        -----------------------------------------
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




                                EXPLANATORY NOTE

   Investors Capital Holdings, Ltd hereby amends its Annual Report of Form 10-K for the fiscal year ended March 31, 2005, filed on June 30, 2005. This amendment is filed for the purpose of correcting the Consolidated Balance Sheets in
Section 8 contained in our Annual Report. Specifically, Investments is now presented as a long term investment rather than a current asset for the comparative years ended March 31, 2005 and 2004 in conformity with Accounting Principles Generally Accepted in the United States of America (GAAP). On the Consolidated Balance Sheet, as originally filed on the Form 10-K, Investments was incorrectly classified as a current asset. This Amendment to Form 10-K does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the filing of the Form 10-K.

                                    CONTENTS

PART  II ....................................................................  4
ITEM 8.  Financial Statements and Supplementary Data ........................  4

                                     PART II

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------



                                                                        March 31,       March 31,
                                                                          2005            2004
                                                                      ------------    ------------
Assets

Current Assets

     Cash and cash equivalents ....................................   $  8,618,261    $  8,112,567
     Deposit with clearing organization, restricted ...............        175,000         175,000
     Accounts receivable ..........................................      3,361,509       3,785,423
     Loans receivable from registered representatives(current) ....        173,875            --
     Investments in available-for-sale securities .................           --            56,339
     Prepaid income taxes .........................................        100,889            --
     Marketable securities, at market value .......................        330,380          17,422
     Prepaid expenses .............................................        247,421         310,270
                                                                      ------------    ------------
                                                                        13,007,335      12,457,021

Property and equipment, net .......................................        571,198         503,316

Long Term Investments

     Loans receivable from registered representatives .............         77,270          69,306
     Equity investments, at cost ..................................         40,000          40,000
     Investments ..................................................        142,816          85,820
                                                                      ------------    ------------
                                                                           260,086         195,126
Other Assets
     Other assets .................................................        121,548          99,295
     Deferred tax asset, net ......................................        149,471          69,721
     Receivables from officers ....................................           --            64,400
                                                                      ------------    ------------
                                                                           271,019         233,416

          TOTAL ASSETS ............................................   $ 14,109,638    $ 13,388,879
                                                                      ============    ============
 Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable .............................................   $  1,045,314    $    570,236
     Accrued expenses .............................................        552,088         435,067
     Notes payable ................................................          9,433          78,999
     Unearned revenues ............................................        106,775            --
     NASD settlement payable (current portion) ....................           --            54,375
     Commissions payable ..........................................      1,885,340       2,078,196
     Income taxes payable .........................................           --           582,721
     Securities sold, not yet purchased, at market value ..........        327,905          90,042
                                                                      ------------    ------------
                                                                         3,926,855       3,889,636
 Long-Term Liabilities

     NASD settlement payable ......................................           --            94,304
                                                                      ------------    ------------
                                                                                            94,304


          Total liabilities .......................................      3,926,855       3,983,940
                                                                      ------------    ------------
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




                                      INVESTORS CAPITAL HOLDINGS, LTD.

                                      By:  /S/ TIMOTHY B. MURPHY
                                          -------------------------------------
                                               Chief Financial Officer

                                      Date: July 14, 2005


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Theodore E. Charles             Chairman, President, Chief   July 14, 2005
------------------------------      Executive Officer,
Theodore E. Charles                 and Director (Principal
                                    Executive Officer)

/s/ Timothy B. Murphy               Executive Vice President,    July 14, 2005
------------------------------      Chief Financial
Timothy B. Murphy                   Officer and Director
                                    (Principal Financial and
                                    Accounting Officer)

/s/ C. Troy Shaver, Jr.             Director                     July 14, 2005
------------------------------
C. Troy Shaver, Jr.


/s/ Arthur E. Stickney              Director                     July 14, 2005
------------------------------
Arthur E. Stickney

/s/ William Atherton                Director                     July 14, 2005
------------------------------
William Atherton

/s/ Marshall Acuff, Jr.             Director                     July 14, 2005
------------------------------
Marshall Acuff, Jr.

                                  EXHIBIT INDEX

             (EXHIBITS BEING INITIALLY FILED WITH THIS FORM 10-K/A)




31.1     Certification of Theodore E. Charles pursuant to Rule 13a-14(a)

31.2     Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)

32.1     Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350

32.2     Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350