Form 10-Q
period 2005-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2005-08-12
CIK 1001871

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005


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

                                 230 Broadway E.
                         Lynnfield, Massachusetts 01940
                    (Address of principal executive offices)

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

Number of shares outstanding of our only class of common stock as of August 11, 2005:

                                    5,758,978

--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                        June 30,         March 31,
                                                                          2005             2005
                                                                      ------------    ------------
Assets

Current Assets

     Cash and cash equivalents ....................................   $  8,215,956    $  8,618,261
     Deposit with clearing organization, restricted ...............        175,000         175,000
     Accounts receivable ..........................................      3,293,926       3,361,509
     Loans receivable from registered representatives(current) ....        278,207         173,875
     Prepaid income taxes .........................................         25,645         100,889
     Marketable securities, at market value .......................        250,731         330,380
     Prepaid expenses .............................................        300,918         247,421
                                                                      ------------    ------------
                                                                        12,540,383      13,007,335

Property and equipment, net .......................................        702,619         571,198

Long Term Investments

     Loans receivable from registered representatives .............         34,330          77,270
     Equity investments, at cost ..................................         40,000          40,000
     Investments ..................................................        143,064         142,816
                                                                      ------------    ------------
                                                                           217,394         260,086
Other Assets
     Other assets .................................................        130,461         121,548
     Deferred tax asset, net ......................................        137,307         149,471
                                                                      ------------    ------------
                                                                           267,768         271,019

          TOTAL ASSETS ............................................   $ 13,728,164    $ 14,109,638
                                                                      ============    ============
Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable .............................................   $    722,317    $  1,045,314
     Accrued expenses .............................................        195,110         552,088
     Notes payable ................................................          2,386           9,433
     Unearned revenues ............................................         93,281         106,775
     Commissions payable ..........................................      2,380,543       1,885,340
     Securities sold, not yet purchased, at market value ..........        145,273         327,905
                                                                      ------------    ------------
                                                                         3,538,910       3,926,855



          TOTAL LIABILITIES .......................................   $  3,538,910    $  3,926,855
                                                                      ============    ============
Commitments and contingencies

Stockholders' Equity:
     Common stock, $.01 par value, 10,000,000
     shares authorized; 5,758,978 issued and  5,755,093 outstanding in  June 30,2005; 5,757,348  issued and 5,753,463  outstanding
     in March 2005 ................................................         57,590          57,573
     Additional paid-in capital ...................................      8,706,423       8,691,566
     Retained earnings ............................................      1,455,376       1,463,779
       less: Treasury stock, 3,885 shares at cost .................        (30,135)        (30,135)
                                                                      ------------    ------------

            Total stockholders' equity ............................     10,189,254      10,182,783
                                                                      ------------    ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............   $ 13,728,164    $ 14,109,638
                                                                      ============    ============


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                         June 30,
                                                               -------------------------
                                                                  2005           2004
Revenues                                                       -----------   -----------

   Commission ..............................................   $13,368,068   $12,795,813
   Advisory fees ...........................................     1,155,982       799,509
   Other fee income ........................................       103,438       323,377
   Marketing revenue .......................................       435,224       304,779
   Other income ............................................       130,524        91,720
                                                               -----------   -----------
       Total Revenue .......................................    15,193,236    14,315,198

Commission and advisory fees expenses ......................    11,982,282    11,572,118
                                                               -----------   -----------
           Gross profit ....................................     3,210,954     2,743,080
                                                               -----------   -----------
Operating expenses:

   Advertising .............................................       242,607       204,599
   Communications ..........................................       155,508       131,575
                                                               -----------   -----------
       Total Selling Expenses ..............................       398,115       336,174
                                                               -----------   -----------

   Compensation and benefits ...............................     1,735,128     1,324,607
   Regulatory, legal and professional ......................       473,144       317,832
   Occupancy ...............................................       154,091       137,789
   Other administrative expenses ...........................       243,508       245,861
                                                               -----------   -----------
       Total Administrative Expenses .......................     2,605,871     2,026,089
                                                               -----------   -----------
       Total Operating Expenses ............................     3,003,986     2,362,263
                                                               -----------   -----------
           Operating income ................................       206,968       380,817
                                                               -----------   -----------
Other expense:

   Interest expense ........................................         3,334        16,157
                                                               -----------   -----------
       Total other expense .................................         3,334        16,157
                                                               -----------   -----------
Income before taxes ........................................       203,634       364,660

Provision for income taxes .................................        96,408       160,644
                                                               -----------   -----------
           Net income ......................................   $   107,226   $   204,016
                                                               ===========   ===========

Earnings per common share:

   Basic earnings per common share .........................   $       .02   $       .04

   Diluted earnings per common share .......................   $       .02   $       .03
                                                               ===========   ===========

Share data:

   Weighted average shares used in basic earnings per
     common share calculations .............................     5,754,015     5,727,914

   Incremental shares from assumed exercise of stock options       173,278       196,993
                                                               -----------   -----------
   Weighted average shares used in diluted earnings per
     common share calculations .............................     5,927,293     5,924,907
                                                               ===========   ===========


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)



                                                                                                   Accumulated
                                                               Additional   Retained                  Other
                                           Common Stock         Paid-In     Earnings     Treasury  Comprehensive
                                      ----------------------    Capital     (Deficit)      Stock    Income (Loss)   Total
                                        Shares       Amount
                                      ----------------------------------------------------------------------------------------


Balance at April 1, 2004...........    5,731,598    $57,316    $8,520,931       844,670    $(30,135)    $12,157    $9,404,939

Stock based compensation...........                                 1,954                                               1,954

Exercise stock options.............          852          9         1,667                                               1,676

Comprehensive gain:

   Net income......................                                             204,016

   Net unrealized gain on securities.                                                                       569

   Comprehensive gain..............                                                                                   204,585

                                      ----------------------------------------------------------------------------------------

Balance at June 30, 2004............   5,732,450    $57,325    $8,524,552    $1,048,686    $(30,135)    $12,726    $9,613,154
                                      ========================================================================================

Balance at April 1, 2005...........    5,757,348    $57,573    $8,691,566    $1,463,779    $(30,135)         --   $10,182,783

Stock based compensation...........                                11,614                                              11,614

Exercise stock options.............        1,630         17         3,243                                               3,260



   Net income......................                                             107,226                               107,226

   Dividend payment to shareholders                                            (115,629)                            (115,629)



                                      ----------------------------------------------------------------------------------------

Balance at June 30, 2005...........    5,758,978    $57,590    $8,706,423    $1,455,376    $(30,135)         --    10,189,254
                                      ========================================================================================



            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                          Three Months Ended
                                                                                                June 30,
                                                                                     --------------------------
                                                                                         2005           2004
                                                                                     -----------    -----------

Cash flows from operating activities:

     Net income...........................................................              107,226     $   204,016
     Adjustments  to  reconcile  net  income  to  net  cash  provided  by  (used
       in)operating activities:

         Depreciation and amortization...........................................        49,209          38,611
         Change in deferred taxes................................................        12,164           1,717
         Stock option compensation...............................................        11,614           1,954
         Change in marketable securities.........................................      (102,983)         (1,680)
         Loss on investment......................................................          (248)         (1,491)

Changes in operating assets and liabilities:

     Decrease in accounts receivable.............................................        67,583         817,910
    (Increase)Decrease prepaid expenses and other assets.........................       (62,409)         59,436
     Decrease in loans receivable from officers..................................            --           9,005
     Decrease in income taxes receivable.........................................        75,244              --
     Increase in taxes payable...................................................            --        (391,123)
    (Decrease) increase in accounts payable......................................      (322,997)        134,160
    (Decrease) increase in accrued expenses......................................      (356,978)       (195,096)
     Increase (decrease) in commissions payable..................................       495,203        (430,093)
     Payments on notes payable and NASD settlement...............................            --         (46,757)
    (Decrease) in unearned revenues..............................................       (13,494)             --
                                                                                     -----------    -----------

             Net cash (used)provided by operating activities.....................       (40,866)        200,569
                                                                                     -----------    -----------

Cash flows from investing activities:

     Purchases of property and equipment.........................................      (180,630)        (60,726)
     Loans receivable from registered representatives............................       (61,393)         19,306
                                                                                     -----------    -----------

             Net cash used in investing activities..................                   (242,023)        (41,420)
                                                                                     -----------    -----------

Cash flows from financing activities:

     Proceeds from exercise of stock options  ............................                3,260           1,676
     Principal payment notes payable......................................               (7,046)             --
     Payment of cash dividends..................... ......................             (115,630)             --
                                                                                     -----------    -----------

             Net cash used in financing activities..................                   (119,416)          1,676
                                                                                     -----------    -----------

Net (decrease)increase in cash and cash equivalents.................                   (402,305)        160,825

Cash and cash equivalents, beginning of period......................                  8,618,261       8,112,567
                                                                                     -----------    -----------

Cash and cash equivalents, end of period............................                 $8,215,956     $ 8,273,392
                                                                                     ===========    ===========

Supplemental disclosures of cash flow information:

     Interest paid..................................................                     $3,334     $    16,157
                                                                                     ===========    ===========
     Income taxes paid..................................................                 $9,000     $   550,000
                                                                                     ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2005
                                   (UNAUDITED)


NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

  Incorporated in July 1995, Investors Capital Holdings, Ltd. ("ICH") is a financial services holding company that operates through three of its subsidiaries, Investors Capital Corporation ("ICC"), Eastern Point Advisors, Inc. ("EPA") and ICC Insurance Agency, Inc., in two segments of the financial services industry. These two segments provide for the offering of (1) broker-dealer services in support of trading in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities and variable life insurance, including provision of market information, Internet on-line trading, portfolio tracking and records management, and (2) investment advisory and asset management services, including management of two retail mutual funds. These products and services are offered throughout the United States primarily through our network of independent registered representatives. Investors Capital Holdings Securities Corporation ("ICH Securities"), a new subsidiary, was formed in March 2005 to hold cash, cash equivalents, interest income and dividend income for ICH.


BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. Operating results for the three-month period ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission.


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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)


SIGNIFICANT ACCOUNTING POLICIES


Revenue Recognition

  The Company has established revenue recognition policies for each of the following income item areas: Mutual Funds/Variable Annuities, Trading, Advisory Fees, Administration Fees on Errors and Omissions ("E&O") and Renewals, and Marketing Revenues on production and for regional and national events. A description of the revenue recognition process related to each category is presented below. The revenue recognition policy the Company maintains is in compliance with SEC Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition in Financial Statements".

  Mutual Funds/Variable Annuities. The Mutual Funds/Variable Annuity revenue is recognized upon receipt of commissions related to the sale, which is generally settled on the trade date. The earnings process is substantially complete at the point that the respective fund company distributes payment to the Company.

  Trading.  The Company earns  commissions  through stock  purchases and sale transactions, mutual fund purchases, government and corporate bonds transactions, fee-based managed accounts, and ticket charges. The Company also earns revenue in the form of 12b1 fees and interest on account balances. The earnings process is substantially complete at trade date in accordance with the rules of the National Association of Securities Dealers ("NASD") and the Securities and Exchange Commissions ("SEC").

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

  Advisory Fees. Advisory fee income is recorded quarterly based on the amount of money managed during the period per the agreement between the advisor and the client. Any uncollected advisory fees billed on these managed accounts are charged against earnings in the subsequent quarter.

  Revenue is earned based on fees billed for assets managed during the period.

  Other Advisory fees are recorded based on the average daily net assets of the mutual funds as disclosed under the Advisory Agreement in the prospectuses. These fees are recognized monthly based on the fund's administrative fee report which reports the amounts that are earned for the period. The Company can elect and has elected to waive certain fees to allow for the fund to maintain its ceiling on administrative expenses. Based on the agreement, the waived fees have a three-year recovery period. At the end of the recovery period, these fees are charged against earnings if uncollected.

  Administration Fees. Administration fees on renewals and E&O insurance are recognized as revenue upon registration of the representative with NASD and listing of the registered representative with the E&O insurance carrier. The funds received from the registered representative are initially recorded as unearned revenue. The

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2005
                                   (UNAUDITED)


NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

amounts, if any, collected in excess of the E & O insurance premium and/or fees due NASD are recognized as revenue.

  Marketing Revenue. Revenue from marketing associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of the event offset by its costs.


Accounts Receivable - Allowance for Doubtful Accounts

  Our policies for determining whether a receivable is considered uncollectible are as follows.

  Loans to representatives. In accordance with SFAS No. 5, we perform periodic credit evaluations and provide allowance based on our assessment of specifically identified unsecured receivables and other factors, including the representative's payment history. Once it is determined that it is both probable that the loan has been impaired and the amount of loss can reasonably be estimated, then the loan balance is classified an uncollectible and written off.

  Advisory fees from our mutual funds. As disclosed in the respective mutual funds' prospectuses, the Company attempts to recoup all waived advisory service fees within a three-year period. If management believes that the likelihood of collecting that receivable within the three-year period is doubtful, then the Company provides for an allowance in accordance with SFAS No. 5. Determinations whether to write off such fees are made annually.

  Trade receivables. As prescribed by the SEC, trade receivables usually settle within three days. If a trade error results, then the Company will pursue remedies to collect on that trade error. The Company does not record a receivable resulting from a trade error that is in litigation or whose outcome is otherwise not reasonably determinable. In such a case, the Company does apply any proceeds from settlements or insurance against any trade losses incurred.


Income Taxes

  The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.


NOTE 2. SEGMENT INFORMATION

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

  The Company's reportable segments include investment services offered through Investors Capital Corporation (ICC) and asset management services offered through Eastern Point Advisors, Inc. (EPA). This investment services segment includes securities, insurance, financial planning and related services. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generate recurring annual revenue from fees received on the management of customer accounts. EPA provides asset management and portfolio design services to a mutual fund and money managed services to a variety of investors.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2005
                                   (UNAUDITED)



NOTE 2. SEGMENT INFORMATION (CONTINUED)

  The segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenue and expense, and receivables and payables, are eliminated between segments. Currently it is impractical to report segment information using geographical concentration.

  Assets are allocated among ICH and its subsidiaries based upon legal ownership. Total year-end assets are in this Note 2 on a stand-alone basis, i.e., without inter-company eliminations. Corporate items and eliminations are presented in the following table for the purpose of reconciling the stand-alone asset amounts to total consolidated assets.




                                                   Three Months Ended
                                                        June 30,

                                               2005                  2004
                                         ----------------      ----------------


Inter-company eliminations               $      2,501,849      $      1,733,399
Deferred income taxes                              45,561                44,986
Income Taxes                                      (25,645)                   --
                                         ----------------       ---------------

Total Corporate items and eliminations   $      2,521,765      $      1,778,385




   We have changed our approach to segment reporting going forward as of the prior period based on management's determination that only reportable segments, as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), are to be shown on a stand-alone basis without intercompany eliminations. Since ICH does not generate operating revenue (other than interest income) and does not meet the quantitative tests under SFAS 131 as a reportable segment, going forward only ICH items required to reconcile segment information with our consolidated financial statements (i.e., non-intercompany items) are reported when presenting segment information.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2005
                                   (UNAUDITED)


NOTE 2. SEGMENT INFORMATION (CONTINUED)

  Segment reporting is as follows:




                                                       Three Months Ended
                                                             June 30,
                                                    ---------------------------
                                                       2005           2004
                                                    ------------   ------------

    Non-interest revenues:

      ICC, investment services..................... $14,440,573    $13,736,735
      EPA, asset management services...............     632,140        486,743
      ICH investments (loss)gain                           (141)         1,491
                                                    ------------   ------------
           Total........................            $15,072,572    $14,224,969
                                                    ============   ============

    Revenues from transactions with other operating
    segments:
      ICC...............................            $   408,438    $   336,605
      EPA...............................                 45,382         37,401
                                                    ------------   ------------

           Total........................            $   453,820    $   374,006
                                                    ============   ============

    Interest and dividend income,net:
      ICC...............................            $    79,218    $    52,295
      ICH...............................                  5,335         37,934
      ICH Securities ...................                 36,111             --
                                                    ------------   ------------
           Total........................            $   120,664    $    90,229
                                                    ============   ============

    Depreciation and amortization expense:
      ICC...............................            $    46,650    $    36,709
      EPA...............................                  2,559          1,901
                                                    ------------   ------------

           Total........................            $    49,209    $    38,610
                                                    ============   ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2005
                                   (UNAUDITED)


NOTE 2. SEGMENT INFORMATION (CONTINUED)





                                                         Three Months Ended
                                                             June 30,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------

    Income tax provision (benefit):

      ICC...............................            $   139,488    $   195,050
      EPA...............................                (55,800)       (58,003)
      ICH...............................                 12,720         23,597
                                                    ------------   ------------

           Total........................            $    96,408    $   160,644
                                                    ============   ============


    Income (loss):
      ICC...............................            $   279,220    $   274,359
      EPA...............................               (200,569)       (86,171)
      ICH...............................                 (7,525)        15,828
      ICH Securities....................                 36,100             --
                                                    ------------   ------------

           Total........................            $   107,226    $   204,016
                                                    ============   ============

    Period end total assets:
      ICC...............................            $ 9,686,174    $ 8,465,163
      EPA...............................                791,597        460,290
      ICH...............................                982,415      5,616,141
      ICH Securities....................            $ 4,789,743              --
      Corporate items and eliminations               (2,521,765)    (1,778,385)
                                                    ------------   ------------

           Total........................            $13,728,164    $12,763,209
                                                    ============   ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2005
                                   (UNAUDITED)



NOTE 3. LITIGATION

  The Company is involved with various judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business. At June 30, 2005, the Company was the co-defendant in various lawsuits. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material, adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the aforementioned lawsuits, and as a result, in the majority of cases, the Company`s exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies", the Company had accrued expenses of approximately $258,000 for the quarter ended June 30, 2005 related to legal fees and estimated probable settlement costs relating to the Company's defense in various lawsuits.


NOTE 4. STOCK-BASED COMPENSATION

  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. During the first quarter of fiscal 2005, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure. The following table illustrates the effect on net earnings and earnings per share, had the Company adopted the fair value-based method of accounting for stock-based employee compensation for all periods presented.




                                                          Three Months Ended
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------


Net income, as reported                              $  107,226     $  204,016

Deduct:  Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax
effects                                                      --             --
                                                     ------------   ------------
Pro forma net income                                 $  107,226    $   204,016
                                                     ============   ============

Earnings per share:
    Basic- as reported                                       .02           .04
    Diluted-as reported                                      .02           .03

    Basic   - pro forma                                      .02           .04
    diluted - pro forma                                      .02           .03

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's discussion and analysis reviews our consolidated financial condition as of June 30, 2005 and March 31, 2005, the consolidated results of operations for the three months ended June 30, 2005 and 2004 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in the Form 10-Q. Unless context requires otherwise, as used in this Management's Discussion and Analysis
(i) the "current period" means the fiscal quarter ended June 30, 2005, (ii) the "prior period" means the fiscal quarter ended June 30, 2004, (iii) an increase and decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

  The statements, analyses, and other information contained herein relating to trends in our operations and financial results, the markets for our products, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company and are subject to many risks and uncertainties. Our actual results may differ materially from the results anticipated in these forward-looking statements. Readers are directed to discussions of risks and uncertainties that may be found in this report and other documents filed by the Company with the United States Securities and Exchange Commission. We specifically disclaim any obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.


OVERVIEW

  We are a financial services holding company that, through our subsidiaries, provides investment advisory, insurance, financial planning and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by any one of or by a multiple of these external factors.


RESULTS OF OPERATIONS

Revenues

  Revenues rose 6.1% to $15.2 million. The $0.9 million increase resulted primarily from a $0.57 million increase in commissions revenue and a $0.36 million increase in advisory services. The increase in commissions reflect growth in revenues from trading, sales of mutual funds and variable annuities, and sales of insurance products of $0.23 million, $0.28 million and $0.05 million, respectively. Sales increases from advisory services chiefly reflect additional revenues from our advisor directed asset managed program of $0.20 million, our money-managed program of $0.12 million, and advisory services in our mutual funds "The Capital Appreciation Fund" and "The Rising Dividend Growth Fund" of $.03 million.

  A key component of our business strategy is to recruit and provide productive support to independent representatives who generate large sales volumes and are motivated to continually grow their business by offering a wide variety of services and a diversified range of investment products to their clients. Consistent with the Company's marketing theme of being "in the business of building your business", we focus on providing added value to our representatives to enable them to be more productive, particularly in high margin lines such as advisory services. Support provided to assist representatives in pursuing consistent and profitable sales growth takes many forms. These forms include hi-tech trading systems, targeted financial assistance and a network of communication links with investment product companies including regional and national conventions that provide forums for interaction to improve products, sales and client satisfaction.

                                                              Percent of Revenue
                                                                 Quarter Ended           Percent
                                 Quarter Ended June 30,             June 30,             Change
                               -------------------------------------------------------------------
                                                                                          2005
                                   2005         2004          2005            2004       vs. 2004
                               ------------  ------------  ----------      ----------   ----------
Revenues:

  Commission                   $ 13,368,068   $ 12,795,813      88.0%        89.4%         4.5%
  Advisory                        1,155,982        799,509       7.6%         5.6%        44.6%
  Other fee income                  103,438        323,377       0.7%         2.3%       -68.0%
  Marketing revenue                 435,224        304,779       2.9%         2.1%        42.8%
  Other income                      130,524         91,720       0.9%         0.6%        42.3%
                               ------------   ------------

    Total Revenue                15,193,236     14,315,198     100.0%       100.0%         6.1%
                               ============   ============

Commission and advisory
 expenses                        11,982,282     11,572,118      78.9%        80.8%         3.5%

        Gross Profit              3,210,954      2,743,080      21.1%        19.2%        17.1%

Operating Expenses:

  Advertising                       242,607        204,599       1.6%         1.4%        18.6%
  Communications                    155,508        131,575       1.0%         0.9%        18.2%
                               ------------   ------------

    Total Selling Expense  s        398,115        336,174       2.6%         2.3%        18.4%

  Compensation and benefits       1,735,128      1,324,607      11.4%         9.3%        31.0%
  Regulatory, legal
   and professional                 473,144        317,832       3.1%         2.2%        48.9%
  Occupancy                         154,091        137,789       1.0%         1.0%        11.8%
  Other administrative
   expenses                         243,508        245,861       1.6%         1.7%        -1.0%
                               ------------   ------------

    Total
     Administrative
      Expenses                    2,605,871      2,026,089      17.2%        14.2%        28.6%

  Total Operating
   Expenses                       3,003,986      2,362,263      19.8%        16.5%        27.2%
                               ============   ============

        Operating Income            206,968        380,817       1.4%         2.7%       -45.7%

Other Expense:

  Interest expense                    3,334         16,157       0.0%         0.1%       -79.4%

    Total Other Expense               3,334         16,157       0.0%         0.1%       -79.4%

Income before taxes                 203,634        364,660       1.3%         2.5%       -44.2%

Provision for income taxes           96,408        160,644       0.6%         1.1%       -40.0%

    Net Income                      107,226        204,016       0.7%         1.4%       -47.4%
                               ============   ============



Gross margin

  Gross margin rose by $0.47 million to $3.21 million for the current period. Most notably on a comparative basis, the increase included $0.27 million from trading and $0.16 million from advisory services. It should be noted also that during the prior period the Company reported a net trade error of $0.36 million. This year the Company, along with its clearing firm, implemented enhanced controls to reduce the risk of this from recurring, contributing to an increase in profit margin from trading during the current period.

  The majority of the increase in profit margin from advisory services was the result of an increase in sales volume from our advisor-directed, asset-managed programs. This program allows the representative to manage the account while trading directly on-line for the client utilizing an automated trading platform provided by the Company. Resulting increases in the representative's trading sales volume effectively boost the Company's commission revenues and gross margin. Additionally, by processing more transactions at stable fixed cost, the enhanced trading technology fosters economies of scale that help limit increases in operating expenses required to process the increased trade volume.

  Profit margins from mutual fund and variable annuity sales contributed to 39.0% of the total gross margin or about $1.2 million compared to 44.4% of the total profit margin or about $1.2 million during the prior period. As presented in the following gross margin table, the growth in profit margin resulted predominantly from trading and advisory services.

                                                             Gross Margin   Percent of Total
                                                               Retention      Gross Margin    Gross Margin
                                     Gross Margin            Quarter Ended   Quarter Ended      Percent
                                 Quarter Ended June 30,         June 30,        June 30,         Change
                                 ----------------------- -------------------------------------------------
                                                                                                 2005
                                     2005         2004       2005     2004    2005    2004     vs. 2004
                                 -----------  -----------   ------   ------  ------  ------  -------------

Gross Margin:

     Commission - Mutual Funds
      and Variable Annuities     $ 1,252,582  $ 1,216,578    13.0%    13.0%   39.0%   44.4%      3.0%

     Commission - Trading            714,655      442,774    19.8%    13.1%   22.3%   16.1%     61.4%

     Commission - Insurance
      Products                       115,587       69,852    99.0%    99.7%    3.6%    2.5%     65.5%

     Commission - Underwriting         1,200          600    10.0%    10.0%    0.0%    0.0%    100.0%

     Advisory Services and
      Administration Fees            523,872      359,200    43.3%    42.4%   16.3%   13.1%     45.8%

     Licensing                        33,815      253,315   100.0%   100.0%    1.1%    9.2%    -86.7%

     Marketing                       435,224      304,779    49.6%    54.5%   13.6%   11.1%     42.8%

     Other income                    134,019       95,982    90.8%    99.0%    4.2%    3.5%     39.6%
                                 -----------  -----------

     Total Gross Margin            3,210,954   2,743,080     21.1%    19.2%  100.0%  100.0%     17.1%
                                 ============ ===========


Commission Expenses

  Commission payouts to our independent representatives decreased from 83.1% to 81.9% of commissioned revenues. This improvement reflects progress in management's continuing efforts to improve commission retention rates, including refinement of our business model emphasizing recruitment of quality representatives.


Operating Expenses

  Operating expenses, which experienced a $641,723 or 27.2% increase, are discussed in detail below:

  Compensation and benefits. The largest component of operating expenses, compensation and benefits, rose by $410,521 or 31.0%, including increases in general and officer salaries of $208,000 and $142,000, respectively. These increases reflect pay increases to members of our management team and staff, and from the hiring of additional personnel. In addition, bonuses were paid to the officers on a discretionary basis. Health insurance costs also rose by $36,000.

  Regulatory, legal and professional. Regulatory, legal and professional expenses grew by $155,312 or 48.9%. Legal and accounting expenses increased by over $80,000 and lawsuit settlements rose by over $42,000. Dues and subscriptions expenses also experienced an incline of over $40,000. In an industry embedded with regulation, the Company will continue to incur significant costs of this nature to promote accuracy and proper operational technique and to provide appropriate compliance measures and legal defense.

  Advertising.  Advertising  expenses  rose by $38,008 or 18.6%,  largely due to
increases   in  general   marketing   and  meals  and   entertainment   expenses
approximating $16,000 and $32,000, respectively.

  Communications. Communications expenses increased 18.2% primarily due to increases in printing and website expenses approximating $6,000 and $17,000, respectively. These costs are incurred to target new revenue streams by providing access to information via the Internet and other publications. Communication efforts and expense, which also include investor/public relations, conferences and telephone, are believed to be heavily correlated with overall growth of the Company's business.

  Occupancy. Occupancy expenses increased by $16,302 or 11.8%. Rent expenses grew by over $5,000 due in part to leasing our newest investment center in Portsmouth, New Hampshire. Depreciation costs also increased by over $10,000 due to the Company's acquisition of additional fixed assets.

  Other administrative. Other administrative expenses, which includes various insurance, postage, office and computer-related expenses, decreased by $2,353 or 1.0%.


Operating Income

  Operating income decreased by $173,849 or 45.7% due to a 27.2% increase in operating expenses that was only partially offset by a 17.1% rise in gross margin. Substantial investments in selling and administrative functions, including additions to management, personnel and service infrastructure, have been made as part of a concerted strategy to increase revenues and profitability. This business platform will accelerate recruitment of independent representatives that are focused on growing revenues, particularly in high margin lines such as advisory and trading services. As part of this effort, the Company continued its investment in an automated trading system that enables sophisticated representatives to enhance client base and activity.


Net Income

  Net income decreased by approximately $97,000 thousand, or $.02 per basic share and $.01 per diluted share, due to the decrease in operating income that was only partially offset by a related decrease in the provision for income taxes. The decrease is a result of incurring more operating expenses to accommodate the increase in revenues and profit margins on a comparative basis to June 30,2004.


LIQUIDITY AND CAPITAL RESOURCES

  The Company believes that achieving its return on equity goals requires the efficient use of capital. We have financed our operations primarily with internally generated cash flow.

  Historically cash inflows have come mainly from the profitability of the Company's core services and investment products. For the last several years profitability typically has followed an annual cycle of relatively average profitability during the first and third fiscal quarters, relatively low profitability during the second fiscal quarter (when many representatives and their clients are on summer vacation), and relatively high profitability during the fourth fiscal quarter (when many representatives and their clients start a new business and investment year).

  In addition to the annual profitability cycle, uncertainty in the financial markets can have a negative impact on cash flow. The Company works to minimize this impact by aggressively recruiting sophisticated representatives who can offer diversified products that continue to meet the needs of their clients despite changing market conditions.

  The Company takes a proactive approach to minimizing, if not preventing, the occurrence of other events that may lead to unexpected cash outflows, including lawsuits, trade errors and fines from regulatory bodies such as the NASD or the SEC. A key to this approach is ensuring that adequate controls over our operations and those of our representatives are implemented and periodically updated. As part of this effort, substantial resources have been committed to enhancing the capabilities of our compliance team, whose tasks include assuring that our representatives give proper weight to the circumstances and interests of their clients when recommending investment options. The Company also allocates resources to stay current with the many rules and regulations applicable to our business when assisting in the education and training of our sales representatives and staff.


  As of June 30, 2005, cash and cash equivalents totaled $8.2 million as compared to $8.6 million as of March 31, 2005. Working capital as of June 30, 2005 was $9.0 million as compared to $9.1 million as of March 31, 2005. The ratio of current assets to current liabilities was 3.54 to 1 as of June 30, 2005 as compared to 3.31 to 1 as of March 31, 2005.

  As of June 30, 2005, the net capital ratio for ICC, the broker-dealer subsidiary, was 3.63 to 1 as compared to a 2.43 to 1 ratio at March 31, 2005. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that we maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1.

This SEC requirement is also referred to as the "net capital ratio" or the "net capital rule." Indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, our net capital ratio would exceed 10 to 1 or if we would have less than 120% of our minimum required net capital. As of June 30, 2005, the Company had net capital of $1.2 million as compared to net capital of approximately $1.7 million as of March 31, 2005. This resulted in excess net capital of $0.92 million and $1.4 million, respectively, for the applicable periods.

  Cash used by operations was $0.04 million for quarter ended June 30,2005 as compared to cash provided by operations of $0.2 million for quarter ended June 30,2004. Cash outflows for the current period included $0.18 million for purchasing equipment, technology, and leasehold improvements and $0.68 million for paying current liabilities (accounts payable and accrued expenses). Cash disbursements contributing to these current cash outflows included $0.24 million for legal related matters, $0.10 million for insurance and professional fees, $0.14 million for membership and NASD dues, $0.11 million for mutual fund administration costs, and $0.29 million for payroll related items. Finally, a $0.12 million cash dividend was paid on May 16, 2005 to shareholders of record as of May 2, 2005.

  Cash outflows for quarter ended June 30,2004 included $0.39 million for payments of taxes, $0.43 million for payment of commissions due, and $0.2 million in accrued expenses. The Company also paid out $0.06 million in equipment and technology and $0.05 million to the NASD to pay down a note.

  ICC made a business decision in fiscal year 2005 to conclude an NASD investigation into supervisory procedures relating to the period of January 2000 through July of 2002. While we considered disputing the allegations in a formal proceeding, we estimated the cost of doing so to be prohibitive. Furthermore, we sought to avoid disruption of our operations. Accordingly, while neither admitting nor denying the allegations, we consented to a number of findings in order to resolve the matter in its initial stages.

  Repayment of the settlement note to NASD did not have a material effect on cash flow at any time during the current period. There was no payment during the current period as the note was fully paid on August 19, 2004. The Company has implemented and maintains an adequate system of supervisory and regulatory procedures and does not foresee any material deficiencies in the future in this regard.


CONTRACTUAL OBLIGATIONS


Contractual Obligations                Payments Due by period
-----------------------------------------------------------------------------------------------------------------
                               Total       Less than 1 year    1-3 years     4-5 years        After 5 years
-----------------------------------------------------------------------------------------------------------------
                                                 2006          2007-2009     2009-20010     2011 and thereafter

Short-term loans and
 notes payable:             $  2,386          $  2,386             0             0                  0



Operating leases:            650,753           231,315          419,438



                        -----------------------------------------------------------------------------------------
Total Contractual
 Obligations                $653,139          $233,701         $419,438          0                  0
                        -----------------------------------------------------------------------------------------


NOTES PAYABLE

  At June 30, 2005 and 2004 notes payable consisted of debt to finance insurance premiums. The annual rate of interest on the outstanding loan, which matures on July 15, 2005, was 6% at June 30,2005 and 2004.

COMMITMENTS AND CONTINGENCIES

  The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2005 and 2008. Options to renew for additional terms are included under the lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2005:

          Year ending March 31, 2006                        231,315
          Year ending March 31, 2007                        243,639
          Year ending March 31, 2008                        175,799
                                                          ---------

          Total minimum lease payments                     $650,753
                                                          =========

  Certain leases contain provisions for minimum lease payments that are contingent upon increases in real estate taxes. The total lease expenses amounted to $99,931 for quarter ended June 30 2005 and $95,337 for quarter ended June 30 2004. The related party leases amounted to $56,418 for the Arlsburg Trust and Investors Realty, LLC for the quarter ended June 30 2005.


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


MARKET RISK

  Market risk is the risk attributable to common macroeconomic factors such as gross domestic product, employment, inflation, interest rates, budget deficits and sentiment. Consumer and producer sentiment is critical to our business. The level of consumer confidence determines an investor's willingness to spend, especially in the financial markets. It is this willingness to spend in the financial markets that is key to our business. A shift in spending in this area could negatively impact the Company. However, senior management is constantly monitoring these economic trends in order to enhance the product line to offset any potential negative impact.


OPERATIONAL RISK

  Operational risk refers to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution, processing of transactions, deficiencies in the Company's technology or financial operating systems, and inadequacies or breaches in the Company's control processes. Managing these risks is critical, especially in a rapidly changing environment with increasing transaction volume. Failure to manage these risks could result in financial loss to the Company. To mitigate these risks, the Company has developed specific policies and procedures designed to identify and manage operational risk. These policies and procedures are reviewed and updated on a continuing basis to ensure that this risk is minimized.


REGULATORY AND LEGAL RISK

  Regulatory and legal risk includes non-compliance with applicable legal and regulatory requirements and the risk of a large number of customer claims that could result in adverse judgments against the Company. The Company is subject to extensive regulation in all jurisdictions in which it operates. In this regard, the Company has instituted comprehensive procedures to address issues such as regulatory capital requirements, sales and trading practices, use and safekeeping of customer funds, credit granting, collection activities, money-laundering, and record-keeping.


EFFECTS OF INFLATION

  The Company's assets primarily are liquid in nature and are not significantly affected by inflation. Management believes that the replacement cost of property and equipment will not materially affect operating results. However, the rate of inflation affects our expenses, including employee compensation and benefits, communications, and occupancy, which may not be readily recoverable through charges for services provided.

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

ITEMS 2 - 5.  Not applicable.

ITEM 6.  EXHIBITS


Exhibit
Number                   Description                                    Location
------                   -----------                                    --------

3.1      Articles of Organization, as amended . . . . . . . . . . .(2)(Exh. 3.1)

3.2      By-Laws . . . . . . . . . . . . . .  . . . . . . . . . . .(2)(Exh. 3.2)

4.1      Form of Stock Certificate . . . . . . . . . . . . . . . . (2)(Exh. 4.1)

10.1     Employment Agreement with Theodore E. Charles  . . . . . (2)(Exh. 10.1)

10.2     Employment Agreement with Timothy B. Murphy . . . . . . .(2)(Exh. 10.2)

10.3     The 1994 Stock Option Plan . . . . . . . . . . . . . . . (3)(Exh. 10.3)

31.1     Certification of Theodore E. Charles pursuant to
         Rule 13a-14(a) . . . . . . . . . . . . . . . . . . . . . . . . . . .(1)

31.2     Certification of Timothy B. Murphy pursuant to
         Rule 13a-14(a) . . . . . . . . . . . . . . . . . . . . . . . . . . .(1)

32.1     Certification of Theodore E. Charles pursuant to 18
         U.S.C. Section 1350 . . . . . . . . . . . . . . . . . . . . . . . . (1)

32.2     Certification of Timothy B. Murphy pursuant to 18
         U.S.C. Section 1350 . . . . . . . .  . . . . . . . . . . . . . . . .(1)

----------------------------

(1)      Filed herewith.

(2) Incorporated by reference to the indicated exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-05327) filed August 14, 2000.

(3) Incorporated by reference to the indicated exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2005.

  Any exhibit not included with this Form 10-K will be furnished to any shareholder of record upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, LTD., 230 Broadway East, Lynnfield, MA 01940-2320.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                INVESTORS CAPITAL HOLDINGS, LTD.

                                                By: /s/ Timothy B. Murphy

                                                Chief Financial Officer


                                                Date: August 12, 2005