Form 10-Q
period 2005-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2005-11-14
CIK 1001871

--------------------------------------------------------------------------------

     Form 10-Q

     INVESTORS CAPITAL HOLDINGS LTD - ICH
     Filed: November 14, 2005 (period: September 30, 2005)

     Quarterly report which provides a continuing view of a company's financial position

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                               Table of Contents
--------------------------------------------------------------------------------
     PART I
     ------
--------------------------------------------------------------------------------
     FINANCIAL INFORMATION
     ---------------------
     ITEM 1. FINANCIAL STATEMENTS
     ------- --------------------
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ------- ---------------------------------------------------------------
             RESULTS
             -------
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     ------- ----------------------------------------------------------
     ITEM 4. CONTROLS AND PROCEDURES
     ------- -----------------------

     PART II
     -------
--------------------------------------------------------------------------------
     OTHER INFORMATION
     -----------------
     ITEM 1. LEGAL PROCEEDINGS
     ------- -----------------
     ITEMS 2 - 5. Not applicable.
     ------------ ---------------
     ITEM 6. EXHIBITS
     ------- --------
     SIGNATURES
     ----------
     EX-10.4
     -------
     EX-31.1
     -------
     EX-31.2
     -------
     EX-32.1
     -------
     EX-32.2
     -------

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


                For the quarterly period ended September 30, 2005


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

Number of shares outstanding of our only class of common stock as of November 11, 2005:

                                    5,762,748

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS,LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                   September 30,      March 31,
                                                       2005             2005
Assets

Current Assets
   Cash and cash equivalents                       $  7,689,025    $  8,618,261
   Deposit with clearing organization, restricted       175,000         175,000
   Accounts receivable                                2,487,207       3,003,459
   Accounts receivable-Mutual Fund Held For Sale        747,617         358,050
   Loans receivable from registered
    representatives(current)                            268,133         173,875
   Prepaid income taxes                                 277,705         100,889
   Marketable securities, at market value               339,022         330,380
   Prepaid expenses                                     248,802         247,421

                                                   -------------   -------------
                                                     12,232,511      13,007,335

Property and equipment, net                             689,175         571,198

Long Term Investments
   Loans receivable from registered representatives     236,670          77,270
   Equity investments, at cost                           40,000          40,000
   Investments                                          146,284         142,816
   Cash surrender value/Life Insurance policies         125,634          91,882
                                                   -------------   -------------
                                                        548,588         351,968
Other Assets
   Other assets                                          12,868          29,666
   Deferred tax asset, net                              150,742         149,471

                                                   -------------   -------------
                                                        163,610         179,137

       TOTAL ASSETS                                $ 13,633,884    $ 14,109,638
                                                   =============   =============

Liabilities and Stockholders' Equity

Current Liabilities

   Accounts payable                                $    779,667    $  1,045,314
   Accrued expenses                                     363,370         552,088
   Notes payable                                              -           9,433
   Unearned revenues                                     83,952         106,775
   Commissions payable                                2,252,669       1,885,340
   Securities sold, not yet purchased, at market
    value                                                 7,402         327,905

                                                   -------------   -------------
                                                      3,487,060       3,926,855

       TOTAL LIABILITIES                              3,487,060       3,926,855
                                                   =============   =============

Commitments and contingencies

Stockholders' Equity:
   Common stock, .01 par value, 10,000,000 shares
    authorized; 5,759,181  issued and 5,755,296
    outstanding in September 30,2005; 5,757,348
    issued and 5,753,463 outstanding in March 2005       57,592          57,573
   Additional paid-in capital                         8,706,827       8,691,566
   Retained earnings                                  1,412,540       1,463,779
    less: Treasury stock, 3,885 shares at cost          (30,135)        (30,135)

                                                   -------------   -------------
       Total stockholders' equity                    10,146,824      10,182,783

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 13,633,884    $ 14,109,638
                                                   =============   =============

See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS,LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                        Three Months Ended
                                                            September 30,

                                                       2005            2004
                     Revenues

  Commission                                       $ 14,359,466    $ 11,094,386
  Advisory fees                                       1,299,799         987,153
  Other fee income                                       98,440         116,271
  Marketing revenue                                     234,310         150,172
  Other income                                          178,230          92,206

                                                   -------------   -------------
      Total Revenue                                  16,170,245      12,440,188

Commission and advisory fees expenses                13,308,430      10,316,581

                                                   -------------   -------------
        Gross profit                                  2,861,815       2,123,607

Operating expenses:

  Advertising                                           182,056         199,278
  Communications                                        145,926         110,379
                                                   -------------   -------------

      Total Selling Expenses                            327,982         309,657


  Compensation and benefits                           1,383,911       1,305,775
  Regulatory, legal and professional                    875,714         405,978
  Occupancy                                             169,891         144,495
  Other administrative expenses                         185,331         204,466
                                                   -------------   -------------

      Total Administrative Expenses                   2,614,847       2,060,714

      Total Operating Expenses                        2,942,829       2,370,371
                                                   -------------   -------------

        Operating loss                                  (81,014)       (246,764)

Other expense and other income :

  Interest expense                                       15,517           7,716
                                                   -------------   -------------
      Total other expense                                15,517           7,716


                                                   -------------   -------------
Loss before taxes                                       (96,531)       (254,480)

Benefit for income taxes                                (53,695)       (104,983)
                                                   -------------   -------------

        Net Loss                                   $    (42,836)   $   (149,497)
                                                   =============   =============


Earnings per common share:

  Basic earnings per common share                          (.01)           (.03)

  Diluted earnings per common share                        (.01)           (.03)

Share data:

  Weighted average shares used in basic earnings
   per common share calculations                      5,755,140       5,732,226

  Incremental shares from assumed exercise of
   stock options                                        159,947         187,669

  Weighted average shares used in diluted earnings
   per common share calculations                      5,915,087       5,919,895


See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS,LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                          Six Months Ended
                                                            September 30,

                                                       2005            2004
                     Revenues


  Commission                                       $ 27,727,534    $ 23,887,954
  Advisory fees                                       2,455,781       1,806,883
  Other fee income                                      201,878         421,672
  Marketing revenue                                     669,534         454,951
  Other income                                          308,754         183,926
                                                   -------------   -------------

      Total Revenue                                  31,363,481      26,755,386

Commission and advisory fees expenses                25,290,712      21,888,699

                                                   -------------   -------------
        Gross profit                                  6,072,769       4,866,687

Operating expenses:

  Advertising                                           424,663         403,877
  Communications                                        301,434         241,954
                                                   -------------   -------------

      Total Selling Expenses                            726,097         645,831


  Compensation and benefits                           3,119,039       2,630,382
  Regulatory, legal and professional                  1,348,858         723,810
  Occupancy                                             323,982         282,284
  Other administrative expenses                         428,839         450,327
                                                   -------------   -------------

      Total Administrative Expenses                   5,220,718       4,086,803

      Total Operating Expenses                        5,946,815       4,732,634

                                                   -------------   -------------
        Operating income                                125,954         134,053

Other expense and Other income:

  Interest expense                                       18,851          23,873
                                                   -------------   -------------
      Total other expense                                18,851          23,873


                                                   -------------   -------------
Income before taxes                                     107,103         110,180

Provision for income taxes                               42,713          55,661

                                                   -------------   -------------
        Net income                                 $     64,390    $     54,519
                                                   =============   =============


Earnings per common share:

  Basic earnings per common share                  $       0.01    $       0.01

  Diluted earnings per common share                $       0.01    $       0.01


Share data:

  Weighted average shares used in basic earnings
   per common share calculations                      5,754,581       5,731,903

  Incremental shares from assumed exercise of
   stock options                                        166,846         191,200

  Weighted average shares used in diluted earnings
   per common share calculations                      5,921,427       5,923,103


See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2005


                                                                                                    Accumulated
                                       Common                 Additional     Retained                  Other
                                       Stock                   Paid-In       Earnings     Treasury  Comprehensive
                                       Shares       Amount     Capital       (Deficit)     Stock    Income (Loss)    Total


                                                  ----------------------------------------------------------------------------
Balance at April 1, 2004              5,731,598   $ 57,316   $ 8,520,931   $   844,670   $ (30,135)  $  12,157   $  9,404,939
                                                  ============================================================================

Stock based compensation                                           1,954                                                1,954

Exercise stock options                    6,728         67        13,359                                               13,426

Comprehensive gain:

  Net income                                                                    54,519

  Net unrealized gain on securities                                                                        189

  Comprehensive gain                                                                                                   54,708


                                                  ----------------------------------------------------------------------------
Balance at September 30, 2004         5,738,326   $ 57,383   $ 8,536,244   $   899,189   $ (30,135)  $  12,346   $  9,475,027
                                                  ============================================================================


Balance at April 1, 2005              5,757,348   $ 57,573   $ 8,691,566   $ 1,463,779   $ (30,135)              $ 10,182,783

Stock based compensation                                          11,613                                               11,613

Exercise stock options                    1,833         19         3,648                                                3,667



  Net income                                                                    64,390                                 64,390

  Dividend payment to shareholders                                            (115,629)                              (115,629)


                                                  ----------------------------------------------------------------------------
Balance at September  30, 2005        5,759,181   $ 57,592   $ 8,706,827   $ 1,412,540   $ (30,135)              $ 10,146,824
                                                  ============================================================================


See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS, LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

Cash Flows


                                                         Six Months Ended
                                                           September 30,


                                                       2005            2004

Cash flows from operating activities:

  Net income                                       $     64,390    $     54,519
  Adjustments in operating activities:

    Depreciation and amortization                       104,096          80,346
    Change in deferred taxes                             (1,271)         10,559
    Stock option compensation                            11,614           1,954
    Change in marketable securities                    (329,145)       (122,064)
    Unrealized (Loss) gain on investment                 (3,468)          4,996

Changes in operating assets and liabilities:

  Decrease in accounts receivable                       516,252       1,535,534
  (Increase) in accounts receivable-asset held for
   sale                                                (389,567)              -
  Decrease prepaid expenses and other assets             15,417         153,424
  Decrease in loans receivable from officers                  -          17,959
  (Increase)  in prepaid income taxes                  (176,816)              -
  Increase(decrease) in taxes payable                         -        (504,948)
  (Decrease) increase in accounts payable              (265,647)         98,081
  (Decrease) in accrued expenses                       (188,718)       (178,364)
  Increase (decrease) in commissions payable            367,329        (517,693)
  Payments on notes payable and NASD settlement               -        (148,679)
  (Decrease) in unearned revenues                       (22,823)              -
  (Increase) cash surrender value life insurance
    policies                                            (33,752)
                                                   -------------   -------------
    Net cash (used in) provided by operating
     activities                                        (332,109)        485,624


Cash flows from investing activities:

  Purchases of property and equipment                  (222,073)       (121,250)
  Loans receivable from registered representatives     (253,658)       (158,595)

                                                   -------------   -------------
    Net cash used in investing activities              (475,731)       (279,845)


Cash flows from financing activities:

  Proceeds from exercise of stock options                 3,667          13,427
  Principal payment notes payable                        (9,434)        (67,545)
  Payment of cash dividends                            (115,629)              -

                                                   -------------   -------------
    Net cash used in financing activities              (121,396)        (54,118)


Net (decrease)increase in cash and cash equivalents    (929,236)        151,661

Cash and cash equivalents, beginning of period        8,618,261       8,112,567

                                                   -----------------------------
Cash and cash equivalents, end of period           $  7,689,025    $  8,264,228
                                                   =============================

Supplemental disclosures of cash flow information:

  Interest paid                                    $     18,851    $     23,873
  Income taxes paid                                $    220,800    $    550,000


See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

     Investors Capital Holdings Securities Corporation ("ICH Securities"), a new subsidiary, was formed in March 2005 to hold cash, cash equivalents, interest income and dividend income for ICH. Additionally, the Company ceased its mutual fund management services, which had been provided by EPA, during the third quarter of the current fiscal year. See "Note 6. Subsequent Events".


BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. Operating results for the three-month period ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission.


     USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

     Advisory Fees. Our managed accounts advisory fees are based on the amount of assets managed per agreement between the advisor and the advisor's client. These revenues are recorded quarterly as and when billed, and any portion remaining uncollected at the end of the subsequent quarter are charged against earnings at that time.

     Advisory fees relating to the management of mutual funds have been based on average daily net fund assets as specified in the Company's advisory agreement and disclosed in the funds' prospectuses. These fees have been recognized monthly based on the fund Trustee's administrative fee report detailing the amounts that were earned for the month. The Company in the past has elected to waive certain of these fees to allow for one of the funds to maintain its ceiling on administrative expenses. Per agreement with the trustee of the funds, the waived fees have been subject to a three-year recovery period, at the end of which any uncollected fees have been permanently waived and, consequently, charged against earnings. Effective October 18, 2005, the Company ceased its mutual funds advisory services, and its successor as fund advisor has agreed to pay to the Company all such waived amounts with interest. See "Note 6. Subsequent Events."

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                  (UNAUDITED)


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

     Advisory fees from our mutual funds. As disclosed in the respective mutual funds' prospectuses, the Company has attempted to recoup all waived advisory service fees within a three-year period. If management believed that the likelihood of collecting that receivable within the three-year period was doubtful, then the Company provided for an allowance in accordance with SFAS No.
5. Determinations whether to write off such fees were made annually. Effective October 18, 2005, the Company no longer provides advisory services to mutual funds and is entitled to payment of all previously waived advisory fees by its successor as fund advisor. See "Note 6. Subsequent Events."

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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE 2. SEGMENT INFORMATION (CONTINUED)

     The Company's reportable segments include investment services offered through Investors Capital Corporation (ICC) and asset management services offered through Eastern Point Advisors, Inc. (EPA). This investment services segment includes securities, insurance, financial planning and related services. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generate recurring annual revenue from fees received on the management of customer accounts. EPA provides money management services to a variety of investors and, until October 18, 2005, provided asset management and portfolio design services to two mutual funds.

     The segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenue and expense, and receivables and payables, are eliminated between segments. Currently it is impractical to report segment information using geographical concentration.

     Assets are allocated among ICH and its subsidiaries based upon legal ownership. Total year-end assets are presented in this Note 2 on a stand-alone basis, i.e., without inter-company eliminations. Corporate items and eliminations are presented in the following table for the purpose of reconciling the stand-alone asset amounts to total consolidated assets.


                                                         Three Months Ended
                                                             September 30,

                                                        2005            2004
                                                    ------------    ------------

Inter-company eliminations                          $ 2,436,927     $ 1,899,487
Deferred income taxes                                    31,629           6,181
Income Taxes                                           (277,704)              -
                                                    ------------    ------------

Total Corporate items and eliminations              $ 2,190,852     $ 1,905,668
                                                    ============    ============


                                                           Six Months Ended
                                                             September 30,

                                                        2005            2004
                                                    ------------    ------------

Inter-company eliminations                          $ 2,436,927     $ 1,899,487
Deferred income taxes                                    31,629           6,181
Income Taxes                                           (277,704)              -
                                                    ------------    ------------

Total Corporate items and eliminations              $ 2,190,852     $ 1,905,668
                                                    ============    ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE 2. SEGMENT INFORMATION (CONTINUED)


     Segment reporting is as follows:


                                                          Three Months Ended
                                                             September 30,
                                                    ----------------------------
                                                        2005            2004
                                                    -------------  -------------

     Non-interest revenues:

       ICC, investment services.................... $ 15,331,737   $ 11,869,726
       EPA, asset management services..............      660,277        478,256
       ICH investments (loss)gain                          3,004         (6,486)
                                                    -------------  -------------
            Total........................           $ 15,995,018   $ 12,341,496
                                                    =============  =============

     Revenues from transactions with other operating
      segments:
       ICC...............................           $    360,889   $    222,310
       EPA...............................                 40,099         24,701
                                                    -------------  -------------

            Total........................           $    400,988   $    247,011
                                                    =============  =============

     Interest and dividend income,net:
       ICC...............................           $     92,673   $     54,241
       ICH...............................                  3,817         44,451
       ICH Securities ...................                 38,737             --
                                                    -------------  -------------
            Total........................          $     135,227   $     98,692
                                                    =============  =============

     Depreciation and amortization expense:
       ICC...............................           $     52,327   $     39,564
       EPA...............................                  2,559          2,171
                                                    -------------  -------------

            Total........................           $     54,886   $     41,735
                                                    =============  =============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE 2. SEGMENT INFORMATION (CONTINUED)


                                                          Three Months Ended
                                                             September 30,
                                                    ----------------------------
                                                        2005            2004
                                                    -------------  -------------

     Income tax provision (benefit):

       ICC...............................           $     16,463   $    (64,779)
       EPA...............................                (93,405)       (48,504)
       ICH...............................                 23,247          8,300
                                                    -------------  -------------

            Total........................           $    (53,695)  $   (104,983)
                                                    =============  =============


     Income (loss):
       ICC...............................           $   (54,629)   $   (107,050)
       EPA...............................                (10,518)       (72,111)
       ICH...............................                (16,427)        29,664
       ICH Securities....................                 38,738             --
                                                    -------------  -------------

            Total........................           $    (42,836)  $   (149,497)
                                                    =============  =============

     Period end total assets:
       ICC...............................           $  9,365,306   $  7,879,330
       EPA...............................              1,011,040        517,885
       ICH...............................                619,910      5,590,612
       ICH Securities....................           $  4,828,480             --
       Corporate items and eliminations               (2,190,852)    (1,905,668)
                                                    -------------  -------------

            Total........................           $ 13,633,884   $ 12,082,159
                                                    =============  =============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE 2. SEGMENT INFORMATION (CONTINUED)


                                                           Six Months Ended
                                                             September 30,
                                                    ----------------------------
                                                        2005           2004
                                                    -------------  -------------

     Non-interest revenues:

       ICC, investment services.................... $ 29,762,309   $ 25,606,461
       EPA, asset management services..............    1,292,417        964,999
       ICH investments (loss)gain                          2,863         (4,995)
                                                    -------------  -------------
            Total........................           $ 31,057,589   $ 26,566,465
                                                    =============  =============

     Revenues from transactions with other operating
      segments:
       ICC...............................           $    769,327   $    558,915
       EPA...............................                 85,481         62,102
                                                    -------------  -------------

            Total........................           $    854,808   $    621,017
                                                    =============  =============

     Interest and dividend income,net:
       ICC...............................           $    171,891   $    106,536
       ICH...............................                  9,152         82,385
       ICH Securities ...................                 74,848             --
                                                    -------------  -------------
            Total........................          $     255,891   $    188,921
                                                    =============  =============

     Depreciation and amortization expense:
       ICC...............................           $     98,978   $     76,274
       EPA...............................                  5,118          4,072
                                                    -------------  -------------

            Total........................           $    104,096   $     80,346
                                                    =============  =============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE 2. SEGMENT INFORMATION (CONTINUED)


                                                           Six Months Ended
                                                             September 30,
                                                    ----------------------------
                                                        2005           2004
                                                    -------------  -------------

     Income tax provision (benefit):

       ICC...............................           $    155,951   $    130,271
       EPA...............................               (149,205)      (106,507)
       ICH...............................                 35,967         31,897
                                                    -------------  -------------

            Total........................           $     42,713   $     55,661
                                                    =============  =============


     Income (loss):
       ICC...............................           $    224,593   $    167,309
       EPA...............................               (211,088)      (158,283)
       ICH...............................                (23,952)        45,493
       ICH Securities....................                 74,837             --
                                                    -------------  -------------

            Total........................           $     64,390   $     54,519
                                                    =============  =============

     Period end total assets:
       ICC...............................           $  9,365,306   $  7,879,330
       EPA...............................              1,011,040        517,885
       ICH...............................                619,910      5,590,612
       ICH Securities....................           $  4,828,480             --
       Corporate items and eliminations               (2,190,852)    (1,905,668)
                                                    -------------  -------------

            Total........................           $ 13,633,884   $ 12,082,159
                                                    =============  =============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE 3. LITIGATION

     The Company is involved with various judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business. At September 30, 2005, the Company was the co-defendant in various lawsuits. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material, adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the aforementioned lawsuits and, as a result, in the majority of cases, the Company`s exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies", the Company had accrued expenses of approximately $200,000 for the quarter ended September 30, 2005 related to legal fees and estimated probable settlement costs relating to the Company's defense in various lawsuits.


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

                                       Three Months Ended       Six Months Ended
                                    ------------------------  --------------------
                                        2005        2004         2005      2004
                                    -----------  -----------  ---------  ---------


Net income (loss), as reported      $  (42,837)  $ (149,497)  $ 64,390   $ 54,519

Deduct: Total stock-based employee
 compensation expense determined
 under fair value-based method for
 all awards, net of related tax
 effects                                    --           --         --         --
                                    -----------  -----------  ---------  ---------
Pro forma net income(loss)          $  (42,837)  $ (149,497)  $ 64,390   $ 54,519
                                    ===========  ===========  =========  =========

Earnings per share:
    Basic- as reported              $     (.01)  $     (.03)  $    .01   $    .01
    Diluted-as reported             $     (.01)  $     (.03)  $    .01   $    .01

    Basic   - pro forma             $     (.01)  $     (.03)  $    .01   $    .01
    diluted - pro forma             $     (.01)  $     (.03)  $    .01   $    .01

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE 5. ACCOUNTS RECEIVABLE - MUTUAL FUND HELD FOR SALE

     Management of EPA decided in fiscal quarter ended September 30, 2005 to terminate its agreement to act as the investment advisor to the Eastern Point Advisors Funds Trust family of mutual funds (the "Funds"), Eastern Point Advisors Rising Dividend Growth Fund (AMEX: ICRDX) and Eastern Point Advisors Capital Appreciation Fund (AMEX: ICTWX)) and to sell for the value of the receivable due to EPA from the Funds for uncollected advisory fees to the funds' successor advisor. See "Note 6. Subsequent Events", below. Management has determined that the carrying value of this receivable on September 30, 2005 approximated fair value after estimated costs to sell. Management determined that it met the criteria under FAS 144 and is recording this asset as held for Sale. According, pursuant to the provisions of "Accounting for the Impairment or Disposal of Long-lived assets", ("FAS 144"), there was no impairment of the receivable recognized on September 30, 2005.


NOTE 6. SUBSEQUENT EVENTS

     On October 24, 2005 Eastern Point Advisors, Inc. ("EPA"), a wholly-owned subsidiary of Investors Capital Holdings, Ltd. (the "Company"), entered into a definitive agreement (the "Transition Agreement") with Dividend Growth Advisors, LLC ("DGA"). Pursuant to the Transition Agreement, EPA agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the "Trust") effective October 18, 2005 to permit the appointment by the Trust of DGA to supersede EPA as the Trust's investment advisor. EPA has served since 1999 as investment advisor for the Funds, which are sponsored by the Trust, and DGA has provided investment advisory services to the Trust since 2004 pursuant to a subcontract with EPA. DGA will enter into a new advisory agreement directly with the Trust.

     Under the terms of the Transition Agreement and an associated promissory note, the receivable owed by the Funds to EPA was assigned to DGA, and DGA has undertaken to pay to EPA an amount equal to the total of all fees that EPA has waived or remitted to a fund in the Trust through October 18, 2005. The note provides for a principle amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and full payment of the principle on or before October 31, 2010. Prepayments are permitted without penalty.

     In its anticipated capacity as the new investment advisor for the Trust, DGA also has agreed under the Transition Agreement to pay to Investors Capital Corporation, the Company's wholly-owned securities broker/dealer subsidiary ("ICC"), the full dealer re-allowance on further sales by ICC of Class A Shares of the Trust's funds and, for a period of three years, quarterly payments equal to 0.10% of the then market value (which is approximately $44 million) of Trust shares sold by ICC as of the date of the Transition Agreement.

     The president of DGA, C. Troy Shavers, Jr., resigned as a director of the Company effective October 18, 2005 to avoid any appearance of a conflict of interest.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis reviews our consolidated financial condition as of September 30, 2005 and March 31, 2005, the consolidated results of operations for the six months ended September 30, 2005 and 2004 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management's Discussion and Analysis
(i) the "current period" means the fiscal quarter (or six month period, when discussing year to date information) ended September 30, 2005, (ii) the "prior period" means the fiscal quarter (or six month period, when discussing year to date information) ended September 30, 2004, (iii) an increase and decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

     The statements, analyses, and other information contained herein relating to trends in our operations and financial results, the markets for our products, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company and are subject to many risks and uncertainties. Our actual results may differ materially from the results anticipated in these forward-looking statements. Readers are advised to read and consider discussions of risks and uncertainties that may be found in this report and other documents filed by the Company with the United States Securities and Exchange Commission. We specifically disclaim any obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.


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


OUR BUSINESS

     A key component of our business strategy is to recruit and provide productive support to independent representatives who generate large sales volumes and are motivated to continually grow their business by offering a wide variety services and a diversified range of investment products to their clients. Consistent with the Company's marketing theme of being "in the business of building your business", we focus on providing substantial added value to our representatives to enable them to be more productive, particularly in high margin lines such as advisory services. Support provided to assist representatives in pursuing consistent and profitable sales growth takes many forms. These forms include hi-tech trading systems, targeted financial assistance and a network of communication links with investment product companies including regional and national conventions that provide forums for interaction to improve products, sales and client satisfaction.


RESULTS OF OPERATIONS

Three Months Ended September 30,2005 Compared with Three Months Ended September
-------------------------------------------------------------------------------
30, 2004:
--------

Revenues

     The Company continues to grow revenues in the diversified investment sector of the financial services industry. Our revenues rose $3.7 million, or 30%, to $16.2 million despite the Federal Reserve raising interest rates, effects of hurricanes Katrina and Rita in the energy producing gulf region resulting in higher energy prices, and their overall effect on the economy. Revenues from commissions increased by $3.27 million for the current period compared to the prior period. Advisory Services also increased by $0.31 million for the same comparative periods.

     Commissions. Commissions from mutual funds and variable annuities and fixed insurance products increased by $1.9 million, or 21.2%, during the current period when compared to the prior period, while commissions from trading increased by $1.1 million, or 31.4%. Commissions from direct participation programs, which predominantly include Real Estate Investment Trusts (REITS), also grew $0.1 million, or 41.3%. Gross dealer concessions, reported as commissions, in our direct participation programs have been increasing as our registered representatives continue to provide alternative investments for their clients.

     Although commissions from mutual funds and variable annuities make up the largest component of commission revenue, the company's revenue base has been shifting into the area of trading. An increasing number of our representatives have been offering their clients a variety of trading products including listed and over the counter stocks as well as corporate and government bonds. As investments continued to shift towards trading, the Company has historically received higher profit margins from sales of the resulting product mix.

     Advisory Fees. Another high margin revenue item is fees for advisory services. Fees from advisory services derived from our advisor-directed asset managed program, where asset allocation and other investment advisory services are provided by our independent representative, continues to be the leading source of revenue in this category as revenues from this program grew $0.33 million or 92.9% compared to the prior period. This program is increasingly becoming more popular with our representatives because of the opportunity for asset management offered by this trading platform. Representatives are provided with a better tool to service and manage their clients' investment and potentially increase overall market performance.

     Revenues from our money managed programs, where investment advisory services are provided by third party managers instead of our independent representatives, decreased by $.064 million or 11.1% for the quarter ended September 30,2005. Revenues from this category have been declining due to decreases in money invested that reflect, among other things, higher management fees than our advisor-directed asset managed program and, in certain cases, termination of accounts where asset values have fallen below a minimum level.

     Finally, revenues from advisory services provided to our mutual funds increased by $0.048 million when compared to the prior period. Subsequent to quarter end, the Company terminated the management agreement pursuant to which it had been providing such advisory services to mutual funds. The fall off in revenue from this component should be minimal as advisory service revenue from our mutual funds made up only $0.11 million or 8.2% of the total advisory services category.

     Marketing Revenue. Marketing revenues were up 56% reflecting an increase in support from mutual fund and variable annuity companies derived from an increase in sales of their products by our independent representatives.

     Other Income. Other Income nearly doubled for the comparative periods due to interest earned on larger daily average balances in our trading accounts at our clearing firm and our money market accounts at various banks. In addition, we sold subscriptions for market research on bond investments.

                                                                        Percent of
                                                                          Revenue
                                               Quarter Ended          Quarter Ended    Percent
                                                September 30,          September 30,   Change
----------------------------------------------------------------------------------------------
                                                                                        2005
                                                                                         vs.
                                            2005            2004       2005     2004    2004
                                        -------------  ------------- -------  -------  -------

Revenues:

   Commission                           $ 14,359,465   $ 11,094,386    88.8%    89.2%    29.4%
   Advisory                                1,299,799        987,153     8.0%     7.9%    31.7%
   Other fee income                           98,440        116,271     0.6%     0.9%   -15.3%
   Marketing revenue                         234,310        150,172     1.4%     1.2%    56.0%
   Other income                              178,230         92,206     1.1%     0.7%    93.3%
                                        -------------  -------------

       Total Revenue                      16,170,244     12,440,188   100.0%   100.0%    30.0%
                                        =============  =============

Commission and advisory expenses          13,308,430     10,316,581    82.3%    82.9%    29.0%

           Gross Profit                    2,861,814      2,123,607    17.7%    17.1%    34.8%

Operating Expenses:

   Advertising                               182,056        199,278     1.1%     1.6%    -8.6%
   Communications                            145,926        110,379     0.9%     0.9%    32.2%
                                        -------------  -------------

       Total Selling Expenses                327,982        309,657     2.0%     2.5%     5.9%

   Compensation and benefits               1,383,911      1,305,775     8.6%    10.5%     6.0%
   Regulatory, legal and professional        875,714        405,978     5.4%     3.3%   115.7%
   Occupancy                                 169,891        144,495     1.1%     1.2%    17.6%
   Other administrative expenses             185,331        204,466     1.1%     1.6%    -9.4%
                                        -------------  -------------

       Total Administrative Expenses       2,614,847      2,060,714    16.2%    16.6%    26.9%

       Total Operating Expenses            2,942,829      2,370,371    18.2%    19.1%    24.2%
                                        =============  =============

           Operating Loss                    (81,015)      (246,764)   -0.5%    -2.0%   -67.2%

Other Expense:

   Interest expense                           15,517          7,716     0.1%     0.1%   101.1%

       Total Other Expense                         -              -     0.0%     0.0%

Loss before taxes                            (96,532)      (254,480)   -0.6%    -2.0%   -62.1%

Benefit for income taxes                     (53,695)      (104,983)   -0.3%    -0.8%   -48.9%

                                        -------------  -------------
       Net Loss                         $    (42,837)  $   (149,497)   -0.3%    -1.2%   -71.3%
                                        =============  =============

Gross Margins

     Gross margin rose by $0.74 million to $2.86 million for the current period. Most notably on a comparative basis, the increase included a $0.23 million or 68.7% increase from advisory services. In addition, trading revenues produced a $0.23 million or 52.7% increase versus the prior year.

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

     Profit margins from mutual fund sales, variable annuity sales, and direct participation programs contributed to 39.3% of the total gross margin increase or about $1.12 million compared to 43.5% of the total profit margin or about $0.92 million during the prior period. As presented in the following gross margin table, the growth in profit margin resulted predominantly from trading and fees from advisory services.


                                                 Gross Margin
                                                 Gross Margin  Percent of Total
                              Gross Margin        Retention      Gross Margin    Gross Margin
                              Quarter Ended      Quarter Ended   QuarterEnded       Percent
                              September 30,      September 30,   September 30,      Change
                         ----------------------- ------------- ------------------------------
                                                                                     2005
                                                                                      vs.
                               2005        2004   2005   2004   2005     2004        2004
                          ----------  ---------- ------ ------ ------ --------     -------

Commission - Mutual
 Funds and Variable
 Annuities                $1,123,787  $  924,679   11.5%  12.1%  39.3%    43.5%      21.5%

Commission - Trading         652,528     427,211   14.1%  12.3%  22.8%    20.1%      52.7%

Commission - Insurance
 Products                     78,017     113,801   99.9%  98.8%   2.7%     5.4%     -31.4%

Commission -
 Underwriting                    307         600   10.0%  10.0%   0.0%     0.0%     -48.8%

Advisory Services and
 Administration Fees         570,443     338,246   42.5%  40.6%  19.9%    15.9%      68.6%

Licensing                     54,612      76,692  100.0% 100.0%   1.9%     3.6%     -28.8%

Marketing                    234,310     150,172    n/a    n/a    8.2%     7.1%      56.0%

Other income                 147,810      92,205    n/a    n/a    5.2%     4.3%      60.3%
                          ----------  ----------

Total Gross Margin        $2,861,814  $2,123,606    n/a    n/a  100.0%   100.0%      34.8%
                          ==========  ==========


Commission Expenses

     Commission payouts to our independent representatives decreased from 84.6% to 84.4% of commissioned revenues. This improvement reflects progress in management's continuing efforts to improve commission retention rates, including refinement of our business model to emphasize retention of quality representatives.


Operating Expenses

     Operating expenses, which experienced a $0.57 million or 24.2% increase, are discussed in detail below:

     Compensation and benefits. The largest component of operating expenses, compensation and benefits, slightly increased by $.08 million or 6.0%, including increases in general salaries of $0.16 million offset by a decrease in officer's salary of $0.06 million as a result of EPA'S president resigning at the end of last quarter. These increases reflect pay increases to members of our management team and staff, and from the hiring of additional personnel. In addition, there was a decline of $0.02 million in expense from the officers' split dollar life insurance policies as a result of an increase in value from the cash surrender value of the policies.

     Regulatory, legal and professional. Regulatory, legal and professional expenses grew by $0.47 million or 115.7%. Legal and accounting expenses increased by over $0.21 million and lawsuit related costs rose by $0.31 million as a result of increased accruals in advance of pending litigation. In an industry embedded with regulation, the Company will continue to incur significant costs of this nature to promote accuracy and proper operational technique and to provide appropriate compliance measures and legal defense.

     Advertising. Advertising expenses declined by $0.02 million or 8.6%, largely due to decreases in travel expenses as a result of EPA'S president resigning.

     Communications. Communications expenses increased 32.2% or $0.035 million primarily due to increases in printing and website expenses approximating $.02 million and $.012 million, respectively. These costs are incurred to target new revenue streams by providing access to information via the Internet and other publications. Communication efforts and expense, which also include investor/public relations, conferences and telephone, are believed to be heavily correlated with overall growth of the Company's business.

     Occupancy. Occupancy expenses increased by $0.025 million or 17.8%. Rent expenses grew by $0.003 million due in part to leasing our newest investment center in Portsmouth, New Hampshire. Depreciation costs also increased by $0.013 million due to the Company's acquisition of additional fixed assets for technology enhancement for our representatives. Utilities, storage, and repairs and maintenance costs make up the remaining increase to occupancy expense..

     Other administrative. Other administrative expenses, which includes various insurance, postage, office and computer-related expenses, decreased by $0.02 million or 9.3%. The decrease mainly came from computer related expenses as we have achieved reduced costs in this area resulting from computer maintenance services being performed internally versus outsourcing them.

Operating Income (Loss)

     Operating loss decreased by $0.17 million or 67.2% due to a 24.2% increase in operating expenses that was offset by a rise of 34.8% in gross margin. Substantial investments in selling and administrative functions, including additions to management, personnel and service infrastructure, have been made as part of a concerted strategy to increase revenues and profitability. This enhanced business platform is expected to facilitate accelerated recruitment of independent representatives that are focused on growing revenues, particularly in high margin lines such as advisory and trading services. As part of this effort, the Company continued its investment in an automated trading system that enables sophisticated representatives to enhance client base and activity.


Net Income (Loss)

     Net loss decreased by approximately $.11 million, or $0.02 per basic and diluted share, due to an increase in operating income that was only partially offset by a related provision for income taxes. The increase is a result of incurring less operating expenses proportionate to the increase in revenues and profit margins compared to the six months ended September 30, 2004.


Six Months Ended September 30, 2005 Compared with Six Months Ended September 30, 2004:

     Results reported for the current six month period compared to the prior six month period are discussed below. Explanations for comparative variances in year to date results may differ from the explanations for comparative quarterly results discussed above. If no significant differences in explaining variances in the year to date results are mentioned below, please refer to the quarterly results analysis for an explanation of such variances.


Revenues

     Revenues for six months ended September 30, 2005 increased by $4.6 million as compared to revenues for six months ended September 30, 2004. Revenues from commissions increased by $3.9 million, and fees from advisory services increased by $0.65 million for the same comparative periods.

                                                                  Percent of Revenue
                                           Six Months Ended        Six Months Ended   Percent
                                             September 30,           September 30,     Change
                                      --------------------------------------------------------
                                                                                         2005
                                                                                          vs.
                                          2005          2004        2005      2004       2004
                                       -----------   -----------   ------   --------   -------
 Revenues:

      Commission                      $27,727,533   $23,887,953     88.4%      89.3%     16.1%
      Advisory                          2,455,781     1,806,883      7.8%       6.8%     35.9%
      Other fee income                    201,878       421,672      0.6%       1.6%    -52.1%
      Marketing revenue                   669,534       454,951      2.1%       1.7%     47.2%
      Other income                        308,754       183,926      1.0%       0.7%     67.9%
                                       -----------   -----------

                Total Revenue          31,363,480    26,755,385    100.0%     100.0%     17.2%
                                       ===========   ===========

 Commission and advisory expenses      25,290,711    21,888,698     80.6%      81.8%     15.5%

                      Gross Profit      6,072,769     4,866,687     19.4%      18.2%     24.8%

 Operating Expenses:

      Advertising                         424,663       403,877      1.4%       1.5%      5.1%

      Communications                      301,434       241,954      1.0%       0.9%     24.6%
                                       -----------   -----------

                Total Selling
                 Expenses                 726,097       645,831      2.3%       2.4%     12.4%

      Compensation and benefits         3,119,039     2,630,382      9.9%       9.8%     18.6%
      Regulatory, legal and
       professional                     1,348,858       723,810      4.3%       2.7%     86.4%
      Occupancy                           323,982       282,284      1.0%       1.1%     14.8%
      Other administrative expenses       428,839       450,327      1.4%       1.7%     -4.8%
                                       -----------   -----------

                Total
                 Administrative
                 Expenses               5,220,718     4,086,803     16.6%      15.3%     27.7%

                Total Operating
                 Expenses               5,946,815     4,732,634     19.0%      17.7%     25.7%
                                       ===========   ===========

                      Operating
                        Income            125,954       134,053      0.4%       0.5%     -6.0%

 Other Expense:

      Interest expense                     18,851        23,873      0.1%       0.1%    -21.0%

                Total Other Expense             -             -

 Income before taxes                      107,103       110,180      0.3%       0.4%     -2.8%

 Provision for income taxes                42,713        55,661      0.1%       0.2%    -23.3%

                                      ------------  ------------
                 Net Income           $    64,390   $    54,519      0.2%       0.2%     18.1%
                                       ===========   ===========

     Commissions. Compared to the prior period, trading revenues increased by $1.3 million, gross dealer concessions from mutual funds, variable annuities and fixed insurance products increased by $2.2 million, and Direct Participation programs revenues increased by $0.1 million.

     Advisory Fees. Increases in fees from advisory services mainly came from our advisor-directed asset managed program where a $0.52 million or 71.4% growth in advisory fees was achieved. Our money managed programs increased by only $.048 million or 5.0 %. Fees from advisory services in our mutual funds increased by $.078 million or 74.8 % during the current period when compared to the prior period.

     Other Fee Income. Other fee income for the current period when compared to the prior period decreased by $.22 million or 108%.This resulted from the additional collections of revenues to cover the increase in cost in Insurance premiums during six months ended September 30,2004. There were no additional collections during six months ended September 30, 2005.

Gross Margins

     Our gross margin increased by $1.2 million or 24.8% of which trading made up $0.64 million of the increase and fees from advisory services comprised $0.40 million. It is important to note that in the prior period we had experienced a trade error which reduced our margin in trading in excess of $0.43 million.


                                                                       Percent of
                                                       Gross Margin       Total
                                                        Retention     Gross Margin    Gross
                                 Gross Margin           Six Months     Six Months     Margin
                               Six Months Ended           Ended          Ended        Percent
                                 September 30,         September 30,  September 30,   Change
                              ----------------------- --------------- -----------------------
                                                                                        2005
                                                                                         vs.
                                    2005        2004   2005     2004   2005     2004    2004
                               ----------  ---------- ------   ------ ------ -------- -------

Gross Margin:

 Commission - Mutual Funds
  and Variable Annuities       $2,232,804  $2,141,257   11.6%    12.5%  36.8%    44.0%    4.3%

 Commission - Trading           1,510,748     869,985   18.4%    12.6%  24.9%    17.9%   73.7%

 Commission - Insurance
  Products                        193,604     183,653   99.4%    99.1%   3.2%     3.8%    5.4%

 Commission - Underwriting          1,507       1,200   10.0%    10.0%   0.0%     0.0%   25.6%

 Advisory Services and
  Administration Fees           1,094,315     697,446   42.9%    41.5%  18.0%    14.3%   56.9%

 Licensing                         88,427     330,007  100.0%   100.0%   1.5%     6.8%  -73.2%

 Marketing                        669,534     454,951    n/a      n/a   11.0%     9.3%   47.2%

 Other income                     281,829     188,187    n/a      n/a    4.6%     3.9%   49.8%
                               ----------  ----------

 Total Gross Margin            $6,072,768  $4,866,686    n/a      n/a  100.0%   100.0%   34.8%
                               ==========  ==========


Commission Expenses

     The commission payout decreased from 83.8% to 83.2% of commissioned revenues.

Operating Expenses

     Operating expenses increased by $1.2 million or 25.7% for the current period when compared to the prior period. Compensation and benefits increased by $0.49 million or 18.6%.Regulatory, legal and professional expenses increased by $0.62 million due primarily to lawsuits and their settlement.

Operating Income

     Operating income remained relatively flat compared to the six month period ended September 30, 2004.


Net Income

     Net income increased by 18% primarily as a result of a decrease in the tax provision for the current period compared to the prior period.

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

     The Company takes a proactive approach to minimizing, if not totally preventing, the occurrence of other events that may lead to unexpected cash outflows, including lawsuits, trade errors and fines from regulatory bodies such as the NASD or the SEC. A key to this approach is ensuring that adequate controls over our operations and those of our representatives are implemented and periodically updated. As part of this effort, substantial resources have been committed to enhancing the capabilities of our compliance team, whose tasks include assuring that our representatives give proper weight to the circumstances and interests of their clients when recommending investment options. The Company also allocates resources to stay current with the many rules and regulations applicable to our business when assisting in the education and training of our sales representatives and staff.


     As of September 30, 2005, cash and cash equivalents totaled $7.7 million as compared to $8.6 million as of March 31, 2005. Working capital as of September 30, 2005 was $8.75 million as compared to $9.08 million as of March 31, 2005. The ratio of current assets to current liabilities was 3.51 to 1 as of September 30, 2005 as compared to 3.31 to 1 as of March 31, 2005.

     Operations used $0.33 million for the six months ended September 30, 2005 as compared to providing $0.49 million cash for six months ended September 30, 2004. The most prominent factor contributing to this reversal in cash flows from operations was legal and regulatory expenses related to litigation and measures taken to manage this risk. Cash outflows from investing activities for the current period comprised $0.22 million for purchasing equipment, technology, and leasehold improvements and $0.25 million for granting loans to registered representatives to help grow their business. Finally, a $0.12 million cash dividend was paid on May 16, 2005 to shareholders of record as of May 2, 2005.

     Cash disbursements contributing significantly to current quarter cash outflows included $0.68 million for legal related matters, $0.20 million for loans to registered representatives, and $0.21 million for prepayment of taxes. Management anticipates that the current period cash outflows is not indicative of a future cash outflow trend it merely represented payment on a legal suit that was not covered by our insurance policy, however, those disbursements during the curent quarter did have significant impact on our brokerage firm's net capital.

     The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that ICC, our broker-dealer subsidiary, maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a "net capital ratio") not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, the company's net capital ratio would exceed 10 to 1 or if we would have less than 120% of our minimum required net capital. As of September 30, 2005, ICC had net capital of $0.82 million (i.e., an excess of $0.53 million) and a 5.37 to 1 net capital ratio as compared to net capital of approximately $1.7 million (i.e., an excess of $1.4 million) and a
2.43 to 1 net capital ratio as of March 31, 2005.

     In its role as investment advisor to the Eastern Point Advisors Funds Trust family of mutual funds, Company disbursements to pay fund expenses that exceed their respective ceiling caps have averaged $0.08 million per quarter during the duration of this current fiscal year. On October 24, 2005, the Company agreed to terminate its management contract with the Trust and, accordingly, the Company anticipates a relative cash flow infusion of $0.09 million a quarter going forward. See condensed footnotes 5 & 6 to our Consolidated Financial Statements.

By comparison, for the six months ended September 30, 2004 cash inflows primarily came from the collection of $1.5 million of accounts receivables, and cash outflows included $0.5 million for payments of taxes, $0.52 million for payment of commissions due, $0.2 million in accrued expenses, $0.12 million for equipment and technology and $0.15 million to the NASD to pay down a note.

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

     Repayment of the resulting settlement note to NASD did not have a material effect on cash flow at any time during the current period as the note was fully paid on August 19, 2004. The Company has implemented and maintains an adequate system of supervisory and regulatory procedures and does not foresee any material deficiencies in the future in this regard.


Contractual Obligations                  Payments Due by period
---------------------------------------------------------------------------------------------------------

                           Total         Less than 1 year   1-3 years   4-5 years       After 5 years
                                              2006          2007-2009   2009-20010   2011 and thereafter
---------------------------------------------------------------------------------------------------------

Operating leases:         667,143            153,169         491,174      22,800              0

                     ------------------------------------------------------------------------------------
Total Contractual
 Obligations             $667,143           $153,169        $491,174      22,800              0
                     ------------------------------------------------------------------------------------



NOTES PAYABLE

     Notes payable consisted of debt to finance insurance premiums that had matured on July 15, 2005, which had a balance of $9,433 as of September 30, 2004. The finance rate was 6% on the note.

COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2005 and 2009. Options to renew for additional terms are included under the lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of September 30, 2005:

     Year ending March 31, 2006               $153,169
     Year ending March 31, 2007                269,775
     Year ending March 31, 2008                221,399
     Year ending March 31, 2009                 22,800
                                            -----------
     Total minimum lease payments             $667,143
                                            ===========



     Certain leases contain provisions for minimum lease payments that are contingent upon increases in real estate taxes. Total lease expenses amounted to $0.1 million for the quarter ended September 30, 2005 and $0.09 million for the quarter ended September 30, 2004. Related party leases amounted to $0.06 million for the Arlsburg Trust and Investors Realty, LLC for the quarter ended September 30, 2005. Lease expenses were $0.2 million for the six month period ended September 30, 2005 versus $0.19 million for the six month period ended September 30, 2004. Related party leases amounted to $0.11 million for the six months period ended September 30, 2005.

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

REGULATORY AND LEGAL RISK

     Regulatory and legal risk includes non-compliance with applicable legal and regulatory requirements and the risk of a large number of customer claims that could result in adverse judgments against the Company. The Company is subject to extensive regulation in all jurisdictions in which it operates. In this regard, the Company has instituted comprehensive procedures to address issues such as regulatory capital requirements, sales and trading practices, use and safekeeping of customer funds, credit granting, collection activities, money laundering, and record-keeping.

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


ITEMS 2 - 5.  Not applicable.

ITEM 6.  EXHIBITS


Exhibit
Number                         Description                              Location
------                         -----------                              --------

3.1   Articles of Organization, as amended.........................(2)(Exh. 3.1)

3.2   By-Laws......................................................(2)(Exh. 3.2)

4.1   Form of Stock Certificate....................................(2)(Exh. 4.1)

10.1  Employment Agreement with Theodore E. Charles...............(2)(Exh. 10.1)

10.2  Employment Agreement with Timothy B. Murphy.................(2)(Exh. 10.2)

10.3  The 1994 Stock Option Plan..................................(3)(Exh. 10.3)

10.4  Purchase Agreement Between Eastern Point Advisors,
       Inc. and Dividend Growth Advisors, LLC
        dated October 24, 2005 ..............................................(1)

31.1  Certification of Theodore E. Charles pursuant to
       Rule 13a-14(a)........................................................(1)

31.2  Certification of Timothy B. Murphy pursuant to
       Rule 13a-14(a)........................................................(1)

32.1  Certification of Theodore E. Charles pursuant to
       18 U.S.C. Section 1350................................................(1)

32.2  Certification of Timothy B. Murphy pursuant to
       18 U.S.C. Section 1350................................................(1)

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


                                          Date: November 14, 2005