Form 10-Q
period 2006-02-14
INVESTORS CAPITAL HOLDINGS LTD
filed 2006-02-14
CIK 1001871

-------------------------------------------------------------------------------



                                    Form 10-Q



-------------------------------------------------------------------------------
                    Quarterly Period Ended December 31, 2005
                            Filed: February 14, 2006







                      INVESTORS CAPITAL HOLDINGS LTD - ICH











--------------------------------------------------------------------------------

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

                               TABLE OF CONTENTS
================================================================================
          PART I

-------------------------------------------------------------------------------

          FINANCIAL INFORMATION
          ITEM 1.     FINANCIAL STATEMENTS
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK
          ITEM 4.     CONTROLS AND PROCEDURES

          PART II

-------------------------------------------------------------------------------

          OTHER INFORMATION
          ITEM 1.    LEGAL PROCEEDINGS
          ITEM 6.    EXHIBITS
          SIGNATURES

          EX-31.1

          EX-31.2

          EX-32.1

          EX-32.2

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


                For the quarterly period ended December 31, 2005


                         Commission File Number: 1-16349


                        INVESTORS CAPITAL HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                        04-3284631
-------------------------------                           -------------------
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

                                 230 Broadway E.
                         Lynnfield, Massachusetts 01940
                    (Address of principal executive offices)

                                 (781) 593-8565
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares  outstanding  of our only class of common  stock as of February
09, 2006:                         5,794,246

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

                          PART 1 FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
INVESTORS CAPITAL HOLDING, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                      December 31,      March 31,
                                                                          2005            2005
                                                                      ------------    ------------
Assets

Current Assets
     Cash and cash equivalents                                        $  8,953,767    $  8,618,261
     Deposit with clearing organization, restricted                        175,000         175,000
     Note receivable - sale of asset (current)                               8,336
     Accounts receivable                                                 3,582,460       3,003,459
     Accounts receivable - asset held for sale                                --           358,050
     Loans receivable from registered representatives (current)            376,562         173,875
     Prepaid income taxes                                                   94,089         100,889
     Marketable securities, at market value                                109,625         330,380
     Prepaid expenses                                                      385,992         247,421
                                                                      ------------    ------------
                                                                        13,685,831      13,007,335

Property and Equipment, Net                                                716,433         571,198

Long Term Investments
     Loans receivable from registered representatives                      230,196          77,270
     Note receivable - sale of asset                                       747,617
     Equity investments, at cost                                           190,000          40,000
     Investments                                                           146,429         142,816
     Cash surrender value life insurance policies                          163,278          91,882
                                                                      ------------    ------------
                                                                         1,477,520         351,968
Other Assets
     Other assets                                                           22,276          29,666
     Deferred tax asset, net                                               129,451         149,471
                                                                      ------------    ------------
                                                                           151,727         179,137

          TOTAL ASSETS                                                $ 16,031,511    $ 14,109,638
                                                                      ============    ============

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable                                                 $  1,500,235    $  1,045,314
     Commissions payable                                                 2,209,740       1,885,340
     Accrued expenses                                                      104,610         552,088
     Notes payable                                                            --             9,433
     Unearned revenues                                                   1,803,130         106,775
     Securities sold, not yet purchased, at market value                    36,098         327,905
                                                                      ------------    ------------
                                                                         5,653,813       3,926,855
          TOTAL LIABILITIES                                              5,653,813       3,926,855
                                                                      ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
     Common stock, $.01 par value, 10,000,000
      shares authorized; 5,792,746  issued and 5,788,861 outstanding in December 31,2005; 5,757,348 issued and 5,753,463
        outstanding in March 31, 2005                                       57,927          57,573
     Additional paid-in capital                                          8,728,896       8,691,566
     Retained earnings                                                   1,614,024       1,463,779
       less: Treasury stock, 3,885 shares at cost                          (30,135)        (30,135)
     Accumulated Other Comprehensive Income                                  6,986
                                                                      ------------    ------------
          Total stockholders' equity                                    10,377,698      10,182,783

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 16,031,511    $ 14,109,638
                                                                      ============    ============



See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,

                                                                   2005          2004
         Revenues                                              -----------   -----------

   Commission                                                  $14,944,156   $11,965,568
   Advisory fees                                                 1,313,676       904,241
   Other fee income                                                384,766       305,681
   Marketing revenue,net                                           202,639       153,453
   Other income                                                    159,179       251,918
                                                               -----------   -----------
       TOTAL REVENUE                                            17,004,416    13,580,861

Commission and advisory fees expenses                           13,204,912    10,527,798

                                                               -----------   -----------
           Gross profit                                          3,799,504     3,053,063

Operating expenses:

   Advertising                                                     201,912       179,561
   Communications                                                  159,127       137,802
                                                               -----------   -----------
       TOTAL SELLING EXPENSES                                      361,039       317,363

   Compensation and benefits                                     1,537,058     1,435,213
   Regulatory, legal and professional                            1,137,663       325,244
   Occupancy                                                       168,328       151,606
   Other administrative expenses                                   270,890       208,880
                                                               -----------   -----------
       TOTAL ADMINISTRATIVE EXPENSES                             3,113,939     2,120,943

       TOTAL OPERATING EXPENSES                                  3,474,978     2,438,306
                                                               -----------   -----------
           Operating  Income                                       324,526       614,757

Other expense and other income:
     Interest expense                                                8,992         8,218
                                                               -----------   -----------
       TOTAL OTHER EXPENSE                                           8,992         8,218
                                                               -----------   -----------
     Gain on sale of  asset                                         91,313            --
                                                               -----------   -----------
       TOTAL OTHER INCOME                                           91,313            --
                                                               -----------   -----------
Income before taxes                                                406,847       606,539
Provision for income taxes                                         205,363       251,316
                                                               -----------   -----------

Net Income                                                     $   201,484   $   355,223
                                                               ===========   ===========
Earnings per common share:

   Basic earnings per common share                             $      0.03   $      0.06
   Diluted earnings per common share                           $      0.03   $      0.06

Share data:

   Weighted average shares used in basic earnings per
     common share calculations                                   5,767,801     5,736,916

   Incremental shares from assumed exercise of stock options       134,836       171,466

   Weighted average shares used in diluted earnings per
     common share calculations                                   5,902,637     5,908,382

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                                  Nine Months Ended
                                                                     December 31,
                                                               -------------------------
                                                                   2005          2004
                                                               -----------   -----------
                           Revenues
   Commission                                                  $42,671,689   $35,853,473
   Advisory fees                                                 3,769,457     2,711,173
   Other fee income                                                586,644       727,353
   Marketing revenue,net                                           872,173       706,869
   Other income                                                    467,934       337,379
                                                               -----------   -----------
       Total Revenue                                            48,367,897    40,336,247

Commission and advisory fees expenses                           38,495,624    32,416,497
                                                               -----------   -----------
           Gross profit                                          9,872,273     7,919,750

Operating expenses:

   Advertising                                                     626,575       583,438
   Communications                                                  460,561       379,756
                                                               -----------   -----------
       Total Selling Expenses                                    1,087,136       963,194

   Compensation and benefits                                     4,656,097     4,065,595
   Regulatory, legal and professional                            2,486,521     1,049,054
   Occupancy                                                       492,310       433,891
   Other administrative expenses                                   699,730       659,206
                                                               -----------   -----------
       Total Administrative Expenses                             8,334,658     6,207,746

       Total Operating Expenses                                  9,421,794     7,170,940
                                                               -----------   -----------
           Operating income                                        450,479       748,810

Other expense and Other income:

   Interest expense                                                 27,843        32,091
                                                               -----------   -----------
       Total other expense                                          27,843        32,091

   Gain on sale of Asset                                            91,313          --
                                                               -----------   -----------
       Total other revenue                                          91,313          --
                                                               -----------   -----------
Income before taxes                                                513,949       716,719

Provision for income taxes                                         248,076       306,977
                                                               -----------   -----------
           Net income                                          $   265,873   $   409,742
                                                               ===========   ===========

Earnings per common share:

   Basic earnings per common share                             $      0.05   $      0.07

   Diluted earnings per common share                           $      0.04   $      0.07


Share data:

   Weighted average shares used in basic earnings per
     common share calculations                                   5,759,003     5,732,367

   Incremental shares from assumed exercise of stock options       156,851       185,882

   Weighted average shares used in diluted earnings per
     common share calculations                                   5,915,854     5,918,249



See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY NINE MONTHS ENDED DECEMBER 31, 2005

                                                                                                          Accumulated
                                                                                                          Other
                                                                                                          Compre-
                                        Common                 Additional  Compre-  Retained              hensive
                                        Stock                   Paid-In    hensive  Earnings    Treasury  Income
                                        Shares     Amount       Capital    Income   (Deficit)    Stock     (Loss)       Total
                                       --------- ----------- ------------ -------- ------------ --------- ---------- ------------

                                                 --------------------------------------------------------------------------------
Balance at April 1, 2004               5,731,598    $ 57,316  $ 8,520,931        0    $ 844,670  $(30,135) $12,157   $ 9,404,939
                                                 ================================================================================
Stock based compensation                  10,700         107       74,803                                                 74,910

Comprehensive income:
   Net income                                                              409,742      409,742
Other Comprehensive Income:
    Unrealized gain on securities:
     unrealized holding losses
       arising during
      period no tax effect                                                 (385.00)

Less: reclassification adjustment
 for gain included in net income
   no tax effect                                                           (11,772)
                                                                          --------
Other Comprehensive Income                                                 (12,157)                        (12,157)
                                                                          --------                         -------
   Comprehensive Income                                                    397,585                                       397,585
                                                                          ========
                                                 --------------------------------------------------------------------------------
Balance at December 31, 2004           5,742,298    $ 57,423  $ 8,595,734        0  $ 1,254,412  $(30,135) $     0   $ 9,877,434
                                                 ================================================================================
Balance at April 1, 2005               5,757,348    $ 57,573  $ 8,691,566           $ 1,463,779  $(30,135)           $10,182,783

Stock based compensation                  35,398         354       37,330                                                 37,684

Comprehensive income:
   Net income                                                              265,873      265,873

Other Comprehensive Income:
 Unrealized gain on securities:                                                                                  -

Unrealized holding gains
 arising during period
  no tax effect                                                              6,986

No reclassification adjustment required                                          -
                                                                          --------
Other Comprehensive Income                                                   6,986                           6,986
                                                                          --------                         -------
   Comprehensive Income                                                    272,859                                       272,859
                                                                          ========
   Dividend payment to shareholders                                                    (115,628)                        (115,628)
                                                 --------------------------------------------------------------------------------
Balance at December  31, 2005          5,792,746    $ 57,927  $ 8,728,896        0  $ 1,614,024  $(30,135) $ 6,986   $10,377,698
                                                 ================================================================================


See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

INVESTORS CAPITAL HOLDINGS, LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED



                                                                             Nine Months Ended
                                                                                December 31,
CASH FLOWS                                                          ----------------------------------
                                                                        2005                   2004
                                                                    -----------            -----------
Cash flows from operating activities:

     Net income                                                     $   265,873            $   409,742
     Adjustments
       in operating activities:

         Depreciation and amortization                                  157,473                125,337
         Change in deferred taxes                                        20,021                  5,458
         Issuance of unrestricted stock                                  19,263                 45,640
          Issuance of  restricted stock                                   2,567                   --
         Stock option compensation                                       11,614                 11,899
         Change in marketable securities                                (71,052)                37,967
         Change in investments                                            3,373                (22,265)

Changes in operating assets and liabilities:

     (Increase)Decrease in accounts receivable                         (579,001)               386,752
     (Increase) in accounts receivable-asset held for sale             (397,903)              (111,314)
     (Increase)Decrease prepaid expenses and other assets              (131,181)               159,139
     Decrease in loans receivable from officers                            --                   27,322
     Decrease(Increase)  in prepaid income taxes                          6,801                   --
     Increase(decrease) in taxes payable                                   --                 (482,874)
    (Decrease) increase in accounts payable                             454,921                183,996
    (Decrease) in accrued expenses                                     (447,478)              (343,007)
     Increase(Decrease) in commissions payable                          324,399               (558,641)
     Payments on notes payable and NASD settlement                         --                 (148,679)
     Increase in unearned revenues                                    1,696,354              1,583,010
    (Increase) in Cash Surrender Value of Life Insurance Policies       (71,396)
                                                                    -----------            -----------
             Net cash (used in)provided by operating activities       1,264,648              1,309,482


Cash flows from investing activities:

     Purchases of property and equipment                               (302,708)              (195,480)
     Loans receivable from registered representatives                  (355,612)              (211,961)
     Investments                                                       (150,000)
                                                                    -----------            -----------
             Net cash used in investing activities                     (808,320)              (407,441)

Cash flows from financing activities:

     Proceeds from exercise of stock options                              4,240                 17,372
     Principal payment notes payable                                     (9,433)               (62,624)
     Payment of cash dividends                                         (115,629)                  --
                                                                    -----------            -----------
             Net cash used in financing activities                     (120,822)               (45,252)


Net (decrease)increase in cash and cash equivalents                     335,506                856,789

Cash and cash equivalents, beginning of period                        8,618,261              8,112,567
                                                                    -----------            -----------
Cash and cash equivalents, end of period                            $ 8,953,767            $ 8,969,356
                                                                    ===========            ===========
Supplemental disclosures of cash flow information:

     Interest paid                                                  $    27,843            $    32,091
     Income taxes paid                                              $   217,256            $   780,000

Non-cash Transactions
     Financial Sale Accounts Receivable                                 747,617


See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)





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

   Investors Capital Holdings Securities Corporation ("ICH Securities"), a new subsidiary, was formed in March 2005 to hold cash, cash equivalents, interest income and dividend income for ICH. Additionally, the Company ceased its mutual fund management services, which had been provided by EPA, during the third quarter of the current fiscal year. See "Note 5. Note Receivable - Sale of Asset."

     On October 24, 2005 Eastern Point Advisors, Inc. ("EPA"), a wholly-owned subsidiary of Investors Capital Holdings, Ltd. (the "Company"), entered into a definitive agreement (the "Transition Agreement") with Dividend Growth Advisors, LLC ("DGA"). Pursuant to the Transition Agreement, EPA agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the "Trust") effective October 18, 2005 to permit the appointment by the Trust of DGA to supersede EPA as the Trust's investment advisor. EPA had served since 1999 as investment advisor for the Funds, which are sponsored by the Trust, and DGA had provided investment advisory services to the Trust since 2004 pursuant to a subcontract with EPA. DGA entered into a new advisory agreement directly with the Trust.



BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. Operating results for the three-month and nine-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission.



USE OF ESTIMATES

   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 1.  ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

   Certain amounts in the prior periods have been reclassified to remain consistent with the current fiscal year financial statement presentation.


SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

   The Company has established revenue recognition policies for each of its income items including Mutual Funds/Variable Annuities, Trading, Advisory Fees, Administration Fees on Errors and Omissions ("E&O") and Renewals, and Marketing Revenues on production and for regional and national events. A description of the revenue recognition process related to each category is presented below. The revenue recognition policies the Company maintains are in compliance with SEC Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition in Financial Statements".

   MUTUAL FUNDS/VARIABLE ANNUITIES. The Mutual Funds/Variable Annuity revenue is recognized upon receipt of commissions related to each sale, which generally is settled on the trade date. The earnings process is substantially complete at the point that the fund company distributes payment to the Company.

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

   Advisory fees relating to the management of mutual funds have been based on average daily net fund assets as specified in the Company's advisory agreement and disclosed in the funds' prospectuses. These fees have been recognized monthly based on the fund Trustee's administrative fee report detailing the amounts that were earned for the month. The Company in the past has elected to waive certain of these fees to allow for one of the funds to maintain its ceiling on administrative expenses. Per agreement with the trustee of the funds, the waived fees have been subject to a three-year recovery period, at the end of which any uncollected fees have been permanently waived and, consequently, charged against earnings. Effective October 18, 2005, the Company ceased its mutual funds advisory services, and its successor as fund advisor has agreed to pay to the Company all such waived amounts with interest.
See "Note 5. Note Receivable - Sale of Asset."

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 1.  ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)

   ADMINISTRATION FEES. Administration fees for services rendered to its representatives respecting annual NASD license renewals and E&O insurance are recognized as revenue upon registration of the representative with NASD and listing of the registered representative with the E&O insurance carrier. The funds received from the registered representative are initially recorded as unearned revenue. The amounts, if any, collected in excess of the E & O insurance premium and/or fees due NASD are recognized as revenue.

    MARKETING REVENUE. Revenue from marketing associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of the event offset by its costs.


ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS

   Our policies for determining whether a receivable is considered uncollectible are as follows.

   LOANS TO REPRESENTATIVES. In accordance with SFAS No. 5, we perform periodic credit evaluations and provide allowance based on our assessment of specifically identified unsecured receivables and other factors, including the representative's payment history. Once it is determined that it is both probable that a loan has been impaired and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified and written off.

   ADVISORY FEES FROM OUR MUTUAL FUNDS. As disclosed in the respective mutual funds' prospectuses, the Company has attempted to recoup all waived advisory service fees within a three-year period. If management believed that the likelihood of collecting that receivable within the three-year period was doubtful, then the Company provided for an allowance in accordance with SFAS No.
5. Determinations whether to write off such fees were made annually. Effective October 18, 2005, the Company no longer provides advisory services to mutual funds and is entitled to payment of all previously waived advisory fees by its successor as fund advisor. See "Note 5. Note Receivable - Sale of Asset."

   TRADE RECEIVABLES. As prescribed by the SEC, trade receivables usually settle within three days. If a trade error results, the Company will pursue remedies to collect on that trade error. The Company does not record a receivable resulting from a trade error that is in litigation or whose outcome is otherwise not reasonably determinable. In such a case, the Company applies any proceeds from settlements or insurance against any trade losses incurred.

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

   The Company accounts for inter-segment services and transfers as if the services or transfers were to third parties, that is, at current market prices. The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business requires different technology and marketing strategies.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 2.  SEGMENT INFORMATION (CONTINUED)

   The Company's reportable segments include investment services offered through Investors Capital Corporation (ICC) and asset management services offered through Eastern Point Advisors, Inc. (EPA). Asset management services are also offered through ICC which, in addition to being a broker-dealer, is a registered investment advisor doing business as Investors Capital Advisors (ICA).

   This investment services segment includes securities, insurance, financial planning and related services. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generate recurring annual revenue from fees received on the management of customer accounts.

   EPA provides money management services to a variety of investors and, until October 18, 2005, provided asset management and portfolio design services to two mutual funds. ICA's primary mission is to offer clients investment advisory and asset management procedures grounded on sound investment principles of asset allocation, performance monitoring and portfolio rebalancing.

   Under the guidelines of FAS 131 "Disclosures about Segments of an Enterprise and Related Information", commencing with the quarter ended December 31, 2005, management began reporting its segments on a management approach whereby our business is organized into segments reflecting the way we make operating decisions and assess performance. Accordingly, ICA is now reported as part of the asset management services segment. Segments are currently reported based upon the services provided, whereas they were previously segmented according to legal entity.

   In presenting segment data, all corporate overhead items are allocated to the segments, and inter-segment revenue, expense, receivables and payables are eliminated. Currently it is impractical to report segment information using geographical concentration.

   Assets are allocated among ICH and its subsidiaries based upon legal ownership and the services provided. Total period-end assets are presented in this Note 2 on a stand-alone basis, i.e., without inter-company eliminations. Corporate items and eliminations are presented in the following table for the purpose of reconciling the stand-alone asset amounts to total consolidated assets.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)



NOTE 2.  SEGMENT INFORMATION (CONTINUED)



                                                        Nine Months Ended
                                                           December 31,
                                                    ---------------------------
                                                       2005             2004
                                                    -----------     -----------
Inter-company eliminations                          $ 2,521,036      $ 2,322,622
Classification items (stand alone)                     (219,565)
Deferred income taxes                                    64,962           45,727
Income Taxes                                            (94,089)            --
                                                    -----------      -----------
Total Corporate items and eliminations              $ 2,272,344      $ 2,368,349
                                                    ===========      ===========

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)



NOTE 2.  SEGMENT INFORMATION (CONTINUED)

Segment reporting is as follows:

                                                   Three Months Ended
                                                      December 31,
                                              ---------------------------
                                                  2005           2004
                                              ------------   ------------
Non-interest revenues:

  ICC, investment services                   $ 15,484,657    $ 12,503,994
  EPA, ICA asset management services            1,365,579         943,414
  ICH investments (loss)gain                       (6,998)         27,211
                                             ------------    ------------
       Total                                 $ 16,843,239    $ 13,474,619
                                             ============    ============
Revenues from transactions with other
  operating segments:
  ICC                                        $    (41,411)   $    263,710
  EPA                                              35,843          29,301
                                             ------------    ------------
       Total                                 $     (5,568)   $    293,011
                                             ============    ============
Interest and dividend income,net:
  ICC                                        $    113,521    $     65,153
  EPA,ICA                                           8,851             300
  ICH                                                 225          40,790
  ICH Securities                                   38,581            --
                                             ------------    ------------
       Total                                 $    161,178    $    106,243
                                             ============    ============
Depreciation and amortization expense:
  ICC                                        $     52,282    $     42,685
  EPA                                               1,095           2,306
                                             ------------    ------------
       Total                                 $     53,377    $     44,991
                                             ============    ============

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)



NOTE 2.  SEGMENT INFORMATION (CONTINUED)


                                                Three Months Ended
                                                   December 31,
                                           ------------------------------
                                               2005               2004
                                           ------------      ------------
Income tax provision (benefit):

  ICC                                      $    287,050      $    193,239
  EPA,ICA                                        86,027            33,189
  ICH                                          (167,714)           24,888
                                           ------------      ------------
       Total                               $    205,363      $    251,316
                                           ============      ============
Income (loss):
  ICC                                      $    281,592      $    273,184
  EPA,ICA                                        84,390            46,920
  ICH                                          (203,059)           35,119
  ICH Securities                                 38,561              --
                                           ------------      ------------
       Total                               $    201,484      $    355,223
                                           ============      ============
Period end total assets:
  ICC                                      $ 11,721,616      $ 10,145,055
  EPA,ICA                                     1,050,666           613,494
  ICH                                           664,532         5,684,044
  ICH Securities                           $  4,867,041              --
  Corporate items and eliminations           (2,272,344)       (2,368,349)
                                           ------------      ------------
       Total                               $ 16,031,511      $ 14,074,244
                                           ============      ============

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)



NOTE 2.  SEGMENT INFORMATION (CONTINUED)




                                              Nine Months Ended
                                                 December 31,
                                         --------------------------
                                            2005           2004
                                         -------------   ------------
Non-interest revenues:

  ICC, investment services               $ 44,147,259    $ 37,182,593
  EPA,ICA asset management services         3,912,215       2,836,276
  ICH investments (loss)gain                   (4,135)         22,214
                                         ------------    ------------
       Total                             $ 48,055,339    $ 40,041,082
                                         ============    ============

Revenues from transactions with
   other operating segments:
  ICC                                    $    727,917    $    822,625
  EPA                                         121,324          91,403
                                         ------------    ------------

       Total                             $    849,241    $    914,028
                                         ============    ============

Interest and dividend income,net:
  ICC                                    $    284,882    $    171,486
  EPA,ICA                                       9,381             504
  ICH                                           9,377         123,175
  ICH Securities                              113,428            --
                                         ------------    ------------
       Total                             $    417,068    $    295,165
                                         ============    ============

Depreciation and amortization expense:
  ICC                                    $    151,259    $    118,958
  EPA                                           6,214           6,379
                                         ------------    ------------

       Total                             $    157,473    $    125,337
                                         ============    ============

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)



NOTE 2.  SEGMENT INFORMATION (CONTINUED)



                                          Nine Months Ended
                                             December 31,
                                     ---------------------------
                                         2005              2004
                                     ------------    -------------
Income tax provision (benefit):

  ICC                                $    152,009    $    162,214
  EPA,ICA                                 214,510          85,909
  ICH                                    (118,443)         58,854
                                     ------------    ------------
       Total                         $    248,076    $    306,977
                                     ============    ============
Income (loss):
  ICC                                $    162,905    $    216,527
  EPA,ICA                                 229,886         114,672
  ICH                                    (240,315)         78,543
  ICH Securities                          113,397            --
                                     ------------    ------------
       Total                         $    265,873    $    409,742
                                     ============    ============
Period end total assets:
  ICC                                $ 11,721,616    $ 10,145,055
  EPA,ICA                               1,050,666         613,494
  ICH                                     664,532       5,684,044
  ICH Securities                     $  4,867,041            --
  Corporate items and eliminations     (2,272,344)     (2,368,349)
                                     ------------    ------------
       Total                         $ 16,031,511    $ 14,074,244
                                     ============    ============

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 3. LITIGATION

   The Company is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business.






MASSACHUSETTS PROCEEDINGS

By administrative complaint dated November 16, 2005, the Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") brought an adjudicatory proceeding against Investors Capital Corporation ("ICC") alleging violation of its supervisory obligations under State securities laws in connection with a handful of sales of equity-indexed annuities by a few of ICC's independent registered representatives. The complaint, which claims that ICC failed to properly supervise these representatives, thereby allowing allegedly unsuitable sales of these insurance products, seeks an order instructing ICC to cease such violations and to pay an unspecified administrative fine.


An action commenced by ICC on December 14, 2005 in the State's Suffolk County Superior Court to enjoin the administrative proceeding brought by the Division has been effectively stayed while ICC pursues its remedies in the latter proceeding. No substantive hearings have been scheduled to date in either proceeding, the outcomes and impact of which cannot be determined at the present time. Please refer to part II item 1.Legal Proceedings.



OTHER PROCEEDINGS


   At December 31, 2005, the Company was the co-defendant in various other lawsuits. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the aforementioned lawsuits and, as a result, in the majority of cases the Company`s exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies", the Company had accrued expenses of approximately $791,000 for the quarter ended December 31, 2005 of which $390,000 is related to legal defense fees incurred as a result of the State proceeding as noted above. In addition, this accrual includes estimated probable settlement costs relating to the Company's defense in such lawsuits.


         NOTE 4.  STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock incentive plans. During the first quarter of fiscal 2005, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure". The following table illustrates the effect on net earnings and earnings per share of activities under its stock incentive plans had the Company adopted the fair value-based method of accounting for stock-based employee compensation for all periods presented.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

                                         Three Months Ended             Nine Months Ended
                                             December 31                    December 31
                                     --------------------------     ---------------------------
                                         2005           2004            2005           2004
                                     ------------   -----------      -----------   ------------
Net income as reported                $   201,484   $  355,223       $   265,874   $    409,742

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value-based method for
 all awards, net of related tax
 effects                                       --            --               --             --
                                     ------------   -----------      -----------   ------------
Pro forma net income(loss)            $   201,484   $   355,223      $   265,874   $    409,742
                                     ============   ===========      ===========   ============

Earnings per share:
    Basic- as reported                $      .03    $       .06      $       .05   $        .07
    Diluted-as reported               $      .03    $       .06      $       .04   $        .07

    Basic   - pro forma               $      .03    $       .06      $       .05   $        .07
    diluted - pro forma               $      .03    $       .06      $       .04   $        .07

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

NOTE 5.  NOTE RECEIVABLE - SALE OF ASSET

     On October 24, 2005 Eastern Point Advisors, Inc. ("EPA"), a wholly-owned subsidiary of Investors Capital Holdings, Ltd. (the "Company"), entered into a definitive agreement (the "Transition Agreement") with Dividend Growth Advisors, LLC ("DGA"). Pursuant to the Transition Agreement, EPA agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the "Trust") effective October 18, 2005 to permit the appointment by the Trust of DGA to supersede EPA as the Trust's investment advisor. EPA had served since 1999 as investment advisor for the Funds, which are sponsored by the Trust, and DGA had provided investment advisory services to the Trust since 2004 pursuant to a subcontract with EPA. DGA entered into a new advisory agreement directly with the Trust.


     Under the terms of the Transition Agreement and an associated promissory note, the receivable owed by the Funds to EPA was assigned to DGA, and DGA agreed to pay to EPA an amount equal to the total of all fees that EPA had waived or remitted to a fund in the Trust through October 18, 2005. The note provides for a principle amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and full payment of the principle on or before October 31, 2010. Prepayments are permitted without penalty.


     In its anticipated capacity as the new investment advisor for the Trust, DGA also agreed under the Transition Agreement to pay to Investors Capital Corporation, the Company's wholly-owned securities broker/dealer subsidiary ("ICC"), the full dealer re-allowance on further sales by ICC of Class A Shares of the Trust's funds and, for a period of three years, quarterly payments equal to 0.10% of the then market value (which is approximately $44 million) of Trust shares sold by ICC as of the date of the Transition Agreement.

     The president of DGA, C. Troy Shavers, Jr., resigned as a director of the Company effective October 18, 2005 to avoid any appearance of a conflict of interest.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis reviews our consolidated financial condition as of December 31, 2005 and March 31, 2005, the consolidated results of operations for the three months and nine months ended December 31, 2005 and 2004 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management's Discussion and Analysis (i) the "current period" means the fiscal quarter (or nine month period, when discussing year to date information) ended December 31, 2005, (ii) the "prior period" means the fiscal quarter (or nine month period, when discussing year to date information) ended December 31, 2004, (iii) reference to an increase or decrease compares the current period to the prior period, and
(iv) all non-comparative amounts refer to the current period.

   The statements, analyses, and other information contained herein relating to trends in our operations and financial results, the markets for our products, the future development of our business, and the contingencies and uncertainties to which we may be subject to, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company and are subject to many risks and uncertainties. Our actual results may differ materially from the results anticipated in these forward-looking statements. Readers are advised to read and consider discussions of risks and uncertainties that may be found in this report and other documents filed by the Company with the United States Securities and Exchange Commission. We specifically disclaim any obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

OVERVIEW

     We are a financial services holding company that, through our subsidiaries, provides securities trading, investment advisory, insurance, financial planning and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as general and industry economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by any one or more of these external factors.


OUR BUSINESS

   A key component of our business strategy is to recruit and provide productive support to independent representatives who generate comparatively large sales volumes and are motivated to continually grow their business by offering a wide variety of services and a diversified range of investment products to their clients. Consistent with the Company's marketing theme of being "in the business of building your business", we focus on providing substantial added value to our representatives to enable them to be more productive, particularly in high margin lines such as advisory services. Support provided to assist representatives in pursuing consistent and profitable sales growth takes many forms. These forms include hi-tech trading systems, targeted financial assistance and a network of communication links with investment product companies including regional and national conventions that provide forums for interaction to improve products, sales and client satisfaction.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


                                                                            Percent of Revenue
                                                  Quarter Ended             Quarter Ended        Percent
                                                   December 31,              December 31,        Change
                                          -----------------------------------------------------------------
                                                                                                    2005
                                              2005            2004        2005         2004       vs. 2004
                                          ------------    ------------  --------    --------   ------------
RESULTS OF OPERATIONS

Revenues:
     Commission                           $ 14,944,156    $ 11,965,568     87.9%        88.1%         24.9%
     Advisory                                1,313,676         904,241      7.7%         6.7%         45.3%
     Other fee income                          384,766         305,681      2.3%         2.3%         25.9%
     Marketing revenue,net                     202,639         251,918      1.2%         1.8%        -19.6%
     Other income                              159,179         153,453      0.9%         1.1%          3.7%
                                          -------------   ------------
Total Revenue                               17,004,416      13,580,861    100.0%       100.0%         25.2%
                                          =============   ============
Commission and advisory expenses                            10,527,798     77.7%        77.5%         25.4%

          Gross Profit                       3,799,504       3,053,063     22.3%        22.5%         24.4%

Operating Expenses:

     Advertising                               201,912         179,561      1.2%         1.3%         12.4%
     Communications                            159,127         137,802      0.9%         1.0%         15.5%
                                          -------------   ------------
Total Selling Expenses                         361,039         317,363      2.1%         2.3%         13.8%

     Compensation and benefits               1,537,058       1,435,213      9.0%        10.6%          7.1%
     Regulatory, legal and professional                      1,325,244      6.7%         2.4%        249.8%
     Occupancy                                 168,328         151,606      1.0%         1.1%         11.0%
     Other administrative expenses             270,890         208,880      1.6%         1.5%         29.7%
                                          -------------   ------------
Total Administrative Expenses                3,113,939       2,120,943     18.3%        15.6%         46.8%

Total Operating Expenses                     3,474,978       2,438,306     20.4%        18.0%         42.5%
                                          =============   ============
          Operating Income                     324,526         614,757      1.9%         4.5%        -47.2%

Other Income and Expense:

    Gain on sale of asset                      (91,313)              -     -0.5%         0.0%          N/A
     Interest expense                            8,992           8,218      0.1%         0.1%          9.4%
                                          -------------   ------------
Total Other Income and Expenses                (82,321)        (88,218)    -0.5%         0.1%      -1101.7%
                                          -------------   ------------
Income before taxes                            406,847         606,539      2.4%         4.5%        -32.9%

Provision for income taxes                     205,363         251,316      1.2%         1.9%        -18.3%
                                          -------------   ------------
Net Income (Loss)                            $ 201,484       $ 355,223      1.2%         2.6%        -43.3%
                                          =============   ============

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH
THREE MONTHS ENDED DECEMBER 31, 2004:


REVENUES

 The Company continues to observe revenue growth in the diversified investment sector of the financial services industry. Our revenues rose $3.42 million, or 25.2%, to $17.0 million despite the effects on the economy of increases in interest rates and energy prices. Revenues from commissions increased by $2.98 million or 24.9% for the current period compared to the prior period. Advisory services revenue also increased by $0.41 million or 45.3% between the same comparative periods.

   COMMISSIONS. Commissions from mutual funds, variable annuities, direct participation programs and other programs increased by $2.00 million or 24.4% during the current period when compared to the prior period. Of these, commissions from direct participation programs, which predominantly include REITs (Real Estate Investment Trusts), increased by $0.67 million or 55.0%. Commissions from trading increased by $0.98 million or 26.1%.

                                             Three Months Ended December 31,             Change in %
                                         2005            2004        2005 vs 2004        2005 vs 2004
Product Type
Variable Annuities                   $ 5,244,835     $ 4,244,214      $ 1,000,621        23.58%
Trading                                4,740,136       3,757,629          982,507        26.15%
Mutual Funds                           2,826,759       2,345,164          481,595        20.54%
Direct Participation Programs          1,884,861       1,216,407          668,454        54.95%
Other                                    247,565         402,154         (154,589)      -38.44%
                                     ------------ ---------------    -------------
Total Commission Revenue              14,944,156      11,965,568      $ 2,978,588        24.89%
                                     ============ ===============    =============


   Although commissions from mutual funds and variable annuities comprise the largest component of commission revenue, the company's revenue base has been shifting toward the area of brokerage. An increasing number of our representatives conduct their business in brokerage accounts which in turn improves our margins. This business includes listed and over-the-counter stocks as well as corporate and government bonds including high-yield issues. The trend towards brokerage reflects a concerted effort on our part to recruit sophisticated representatives with series 7 licenses who utilize our brokerage platform. As a consequence of the shift toward brokerage products, the Company enjoyed higher overall profit margins from sales of the resulting product mix during the current period compared to the prior period. See "-- Gross Margins" below.

   ADVISORY FEES. Advisory services typically provide significantly higher margins than traditional broker-dealer products such as variable annuities and mutual funds. See " - Gross Margins". Accordingly, we have been encouraging our representatives to convert more of their business to advisory services. Reflecting these efforts, the number of our representatives we have to sell advisory service products increased from 160 representatives on December 31, 2004 to 305 representatives on December 31, 2005.Although we do not control which advisory services our representatives provide for their clients, we continue to make concerted efforts to attract them to our proprietary advisory services programs through seminars, trade shows and direct telemarketing.

   Fees from our rep-directed asset-managed program, A-MAP where asset allocation and other investment advisory services are provided directly by our independent representatives, continue to be the leading source of revenue in this category. Revenues from this program grew by $0.25 million or 44.0% to $0.82 million compared to $0.57 million the prior period. Supported by our Net Exchange Pro and Pershing direct mainframe trading platforms, this program is becoming increasingly popular with our representatives because of the opportunities it provides to deliver to their clients superior asset management services at a potentially lower cost and the potential for increased overall market performance.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

   Revenues from our fund-managed,F-MAP or separately managed S-MAP accounts where investment advisory services are provided by EPA and ICA, instead of our independent representatives, increased by .079 million or 32.3% between the comparative periods. Over recent quarters revenues from the fund managed category have slightly declined due to the termination of accounts where asset values have fallen below a minimum level. Also, management has not been aggressively marketing this program compared to the rep-directed asset-managed program and S-MAP program .

   Revenues from asset managed programs provided from third-party investment advisors, where investment services are provided by outside advisors, decreased slightly for the quarter ended December 31, 2005.EPA or ICA have been continuing their marketing efforts away from these third party management programs and more toward their internal proprietary asset-managed models. EPA or ICA have been providing sales, marketing, a trading platform and other technical support to our representatives to enable them to deliver improved investment advisory services. A key to our strategy is to encourage sales volume growth over maintaining or increasing scheduled investor fee levels.

   Finally, revenues from advisory services provided to mutual funds decreased by $0.07 million when compared to the prior period. During the current quarter, the Company terminated the management agreement pursuant to which it had been providing such advisory services to mutual funds. Going forward, the fall off in revenue from this component should be minimal as advisory service revenue from our mutual funds constituted only $0.07 million or 7.9% of the total advisory services revenue category for the quarter ended December 31, 2004.

OTHER FEE INCOME. Other fee income increased by $0.079 million or 25.9%, resulting mostly from administrative fees for providing regulatory services to our representatives in connection with annual renewals of their NASD licenses.

   MARKETING REVENUE. Net marketing revenues decreased by $0.05 million or 19.6%, reflecting an increase in the cost to host our annual national convention which was held in Boston in October 2005.

   OTHER INCOME. Other income, consisting primarily of interest and dividends and gains or losses on investments, was relatively flat for the comparative periods.


GROSS MARGINS

   Gross margin rose by $0.75 million or 24.4% to $3.80 million for the current period primarily due to a $0.60 million or 78.8% increase in gross margin derived from brokerage over the prior period. The increase in gross margin from brokerage reflects an increase in brokerage commissions and a reduction in clearing charges due to increased sales volume, increased commission retention rates, and more fee income within corporate accounts.

Supporting this analysis was a $0.105 million dollar increase to the margin from our money market and trails on account balances. We had a $0.5 million dollar increase to the margin as a result of increased trade revenue from lower payout producing representatives. This increased our payout retention in brokerage services from 24% in the prior period to 38% in the current period. This retention increase improved our gross margin retention in brokerage services from 29.0% in the current period to 20.04% in the prior period. Refer to Gross Margin Table below

 Finally, in the prior period we had received a settlement from our insurance company for a trade error that incurred in April of 2004.This increased our margin from trading by $0.147 million in the prior period.

In addition, investments in personnel and technology to expand and upgrade the capabilities of our trading and operations department have enabled us to more efficiently service the increase in trading volume. Through our efforts we are continuing to recruit more capable and experienced representatives who can offer a broader range of brokerage products (see "--Commissions", above).

   Advisory  services  profit  margins   decreased   slightly  as  a  result  of
terminating the management agreement associated with the mutual funds (see condensed footnote 5 to our consolidated financial statements). In addition, advisory fees derived from rep-directed business declined slightly, reflecting decreases in the commission retention rate for client accounts whose balances reached levels that trigger automatic retention rate reductions.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

   The above-discussed increase in advisory services rendered by our third party money managers resulted in less margin retention than if the services had been performed by EPA or ICA. Although profit margins from advisory services marginally decreased compared to the prior period, this category on a percentage-retention basis still retains a higher profit margin than most of the other products or services we and our representatives provide.

   The majority of the profit margin in advisory services stems from our rep-directed asset-managed programs that makes it possible for representatives managing client accounts to trade directly online for clients utilizing our automated trading platform. Resulting increases in the representative's trading volume effectively boost the Company's commission revenues and gross margin. Additionally, by processing more transactions at a stable fixed cost, our enhanced trading technology fosters economies of scale that control operating expenses required to process the increased trade volume.

   Profit margins from mutual fund sales, variable annuity sales, direct participation programs and other check and application distribution programs contributed $1.26 million or 33.3% of the total gross margin compared to $1.05 million or 34.5% during the prior period. As presented in the following gross margin table, margin from trading constituted the largest percentage (36.1%) of the overall gross profit during the current period.

GROSS MARGIN:
                                              Gross Margin         Gross Margin Retention  % of Total Gross Margin
                                              Quarter Ended               Quarter Ended         Quarter Ended      Gross Margin
                                                December 31,               December 31,          December 31,     Percent Change
                                           -------------------------     ----------------     ----------------    ---------------
                                               2005          2004          2005     2004        2005        2004     vs. 2004
                                           -----------   -----------     --------- ------     -------     --------   -------
Comm - Mutual Funds, Variable Annuities    $ 1,264,551   $ 1,052,193         12.5%  13.0%       33.3%        34.5%     20.2%

Commission - Trading                         1,372,402       767,774         29.0%  20.4%       36.1%        25.1%     78.8%

Commission - Insurance Products                 31,157        82,774         73.5%  99.0%        0.8%         2.7%    -62.4%

Commission - Underwriting                        2,900         4,432         10.0%  14.5%        0.1%         0.2%    -34.6%

Advisory Services                              463,307       474,011         33.8%  50.2%       12.2%        15.5%     -2.3%

Licensing                                      326,052       266,509        100.0% 100.0%        8.6%         8.7%     22.3%
                                                                   -
Marketing                                      202,639       251,918          n/a     n/a        5.3%         8.3%    -19.6%

Other income                                   136,496       153,453          n/a     n/a        3.6%         5.0%    -11.1%
                                          -------------  ------------
Total Gross Margin                         $ 3,799,504   $ 3,053,064          n/a     n/a      100.0%       100.0%     24.4%
                                          =============  ============

COMMISSION EXPENSES

   Commission payouts to our independent representatives decreased from 79.9% to 79.3% of commissioned revenues. This improvement reflects progress in management's continuing efforts to improve commission retention rates by refining our business model to emphasize the recruitment and retention of sophisticated representatives. These individuals can offer a variety of brokerage and advisory products and services that give us better commission retention rates than those obtained from mutual funds and variable annuities. We experienced higher margins from trading as a result of ticket charges and fees pertaining to increases in account balances that flow entirely to the profit margin. From advisory services we receive fees on the asset balance in the account that go directly to the firm. Refer to the revenue recognition policy.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


OPERATING EXPENSES

   Operating expenses, which experienced a $1.04 million or 42.5% increase, are discussed in detail below:

   COMPENSATION AND BENEFITS. The largest component of operating expenses, compensation and benefits, increased by $0.1 million or 7.1% during the current period, which is substantially below the absolute and percentage growth rates achieved in revenues and gross margins. This change includes an increase in general salaries of $0.17 million offset by a decrease in officer's salary of $0.067 million as a result of the resignation of EPA's president during our fiscal quarter ended June 30, 2005. The overall increase also reflects pay increases to members of our management team and staff and to the hiring of additional personnel.

   REGULATORY, LEGAL AND PROFESSIONAL. Regulatory, legal and professional expenses grew by $0.81 million or 249.8%. The largest component of this increase was a $0.63 million or 1496% increase in non-in house legal fees, $0.39 million of which was incurred in connection with the Massachusetts Proceedings described in detail in Part II, Item 1 "Legal Proceedings". An additional $.13 million of this increase arose from other actions that management believes, with advice of counsel, are atypical of the exposures likely to be presented by our ongoing operations. One of these atypical actions also contributed $0.15 million of the $0.18 million increase in lawsuit settlement expenses. It was deemed prudent to increase our accruals for legal expenses from $0.15 per quarter for the prior period to $0.79 million per quarter for the current period. Refer to Footnote 2 to the Condensed Consolidated Financial Statements. In addition, since we operate in an industry embedded with regulation, we will continue to invest significant resources to reduce the likelihood of future litigation by promoting accuracy, ensuring sound operational techniques and providing appropriate compliance measures.

   We experienced a $0.01 million increase in non-in house accounting expenses, primarily audit-related, while regulatory and professional expenses remained essentially flat at $0.12 million for the comparative periods.

   ADVERTISING. Advertising expenses increased overall by $0.022 million or 12.4% due to a $0.01 million decrease in advertisements, a $0.02 million increase in meals and entertainment, and a $.015 million increase in travel. The increases are a result of officers of the Company continuing to market our services throughout the country.

   COMMUNICATIONS. Communications expenses increased by $0.021 million or 15.5% primarily due to increases in printing and website expenses approximating $0.015 million and $0.01 million, respectively. These costs are incurred to target new revenue streams by providing access to information through the Internet and other publications. Communication efforts and related expenses, which also include investor/public relations, conferences, and telephone, have historically been positively correlated with the overall growth of our business.

   OCCUPANCY. Occupancy expenses increased by $0.016 million or 11.0% primarily as a result of added costs for rent, condominium fees and depreciation. In the current period we added a new investment center in Braintree, Massachusetts and acquired additional fixed assets for technology enhancement for the registered representatives. Utilities, storage and repairs/maintenance costs contributed the remaining increase to occupancy expenses.

   OTHER ADMINISTRATIVE. Other administrative expenses, which include various insurance, postage, office, and computer-related expenses, increased by $0.062 million or 29.7%. This increase is mainly due to additional bank charges of $0.047 million resulting from increased usage of credit cards by our representatives to pay fees relating to NASD licensing renewals. The Company also observed a $0.027 million increase in office expenses related primarily to the opening of new recruitment offices. Offsetting those increases, computer maintenance services declined by $0.017 million reflecting a greater reliance on in-house staff to service our computer systems.

OPERATING INCOME

   Operating income decreased by $0.29 million or 47.2% due to a 42.5% increase in operating expenses that was offset by a rise of 24.4% in gross margin. Had the company not incurred the $0.39 million in out of the usual run of things from legal fees in the Massachusetts Proceedings mentioned above, the Company would have reported an increase in operating income of $0.10 million.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

   We will continue to make substantial investments in our selling and administrative services capabilities, including additions to management, personnel and service infrastructure, as part of a concerted strategy to increase revenues and profitability. Management firmly believes that a sustained focus on enhancing our state-of-the-art business platform will facilitate accelerated recruitment of independent representatives that are focused on growing revenues, particularly in high margin lines such as advisory and trading services. As part of this effort, the Company continues to invest in an automated trading system that enables sophisticated representatives to enhance client base and activity.


NET INCOME

   Net income decreased by approximately $0.15 million or 43.3%, or $.03 per basic and diluted share, due to a decrease in operating income that was only partially offset by a related decline in the provision for income taxes. The decrease is a result of incurring more operating expenses, primarily legal expenses, proportionate to the increase in revenues and profit margins compared to the three months ended December 31, 2004. In addition, we experienced a $0.09 million gain on the sale of an asset during the current period. See condensed footnote 5 to our Consolidated Financial Statements. There was no such gain in the prior period.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

                                                                            Percent of Revenue
                                                 Nine Months Ended          Nine Months Ended         Percent
                                                    December 31,            December 31, 2005         Change
                                          ----------------------------    -------------------------------------
                                                                                                       2005
                                              2005            2004            2005         2004      vs. 2004
                                          ------------     -----------    ------------  ----------  -----------
Revenues:

     Commission                           $ 42,671,689     $35,853,473       88.2%         88.9%        19.0%
     Advisory                                3,769,457       2,711,173        7.8%          6.7%        39.0%
     Other fee income                          586,644         727,353        1.2%          1.8%       -19.3%
     Marketing revenue,net                                     706,869        1.8%          1.8%        23.4%
     Other income                              467,934         337,379        1.0%          0.8%        38.7%
                                          ------------    ------------
Total Revenue                               48,367,897      40,336,247      100.0%        100.0%        19.9%
                                          ============    ============
Commission and advisory expenses                            32,416,497       79.6%         80.4%        18.8%

          Gross Profit                       9,872,273       7,919,750       20.4%         19.6%        24.7%

Operating Expenses:

     Advertising                               626,575         583,438        1.3%          1.4%         7.4%
     Communications                            460,561         379,756        1.0%          0.9%        21.3%
                                          ------------    ------------
Total Selling Expenses                       1,087,136         963,194        2.2%          2.4%        12.9%

     Compensation and benefits                               4,065,595        9.6%         10.1%        14.5%
     Regulatory, legal and professional                      1,049,054        5.1%          2.6%       137.0%
     Occupancy                                 492,310         433,891        1.0%          1.1%        13.5%
     Other administrative expenses                             659,206        1.4%          1.6%         6.1%
                                          ------------    ------------
Total Administrative Expenses                8,334,658       6,207,746       17.2%         15.4%        34.3%

Total Operating Expenses                     9,421,794       7,170,940       19.5%         17.8%        31.4%
                                          ============    ============
          Operating Income                     450,479         748,810        0.9%          1.9%       -39.8%

Other Income and Expenses:

    Gain on sale of asset                      (91,313)

     Interest expense                           27,843          32,091        0.1%          0.1%       -13.2%
                                          ------------    ------------
Total Other Income and Expenses                (63,470)        (32,091)      -0.1%          0.1%      -297.8%
                                          ------------    ------------
Income before taxes                            513,950         716,719        1.1%          1.8%       -28.3%

Provision for income taxes                     248,076         306,977        0.5%          0.8%       -19.2%
                                          ------------    ------------
Net Income                                $    265,874    $    409,742        0.5%          1.0%       -35.1%
                                          ============    ============

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

NINE  MONTHS ENDED  DECEMBER 31, 2005 COMPARED WITH NINE MONTHS
ENDED DECEMBER 31, 2004:

Results reported for the current nine-month period compared to the prior nine month period are discussed below. Explanations for comparative variances in year to date results may differ from the explanations for comparative quarterly results discussed above. If no significant differences in explaining variances in the year to date results are mentioned below, please refer to the quarterly results analysis for an explanation of such variances.


REVENUES

   Revenues for nine months ended December 31, 2005 increased by $8.03 million or 19.9% compared to revenues for nine months ended December 31, 2004. Revenues from commissions increased by $6.82 million or 19.0% and fees from advisory services increased by $1.06 million or 39.0% for the same comparative periods.

  Revenue growth continues to be supported by our efforts in recruiting sophisticated and experienced representatives. Revenues from new recruits during the current period was $2.18 million compared to $1.22 million in the prior period. $0.64 million or 66% of this $.96 million increase, and 53% of all current period revenues from recruits, were derived from relatively high margin brokerage services. Our progress in recruiting representatives who are qualified and likely to engage in trading services is further borne out by a 123% increase for nine months ended 2005 compared to nine months ended 2004. Total revenues from recruiting was up 79% for the comparative periods.



Recruiting Statistics                        Nine Months Ended December 31,    Change     Percent Change
                                                    2005         2004      2005 vs. 2004  2005 vs. 2004

Product Type
Mutual Funds,Variable Annuities,
  Direct Participation Programs, Other           $  830,072   $  555,697    $274,375           49%
Trading Services                                  1,152,605      516,537    $636,068          123%
Advisory Services                                   198,230      144,741    $ 53,489           37%
                                                 -----------  -----------   --------      --------
Total                                            $2,180,907   $1,216,975    $963,932           79%
                                                 ===========  ===========   ========      ========
Representatives Recruited                               179          158


   COMMISSIONS. Compared to the prior period, trading revenues increased by $2.31 million or 21.6%. Commissions from mutual funds, variable annuities, direct participation programs, and other programs increased by $4.51 million or 17.9%. Direct Participation program revenues increased by $1.05 million or 25.3%.


                               Commission Revenue

                                               Nine Months Ended December 31,   Change in %
                                         2005           2004      2005 vs 2004  2005 vs 2004

Product Type
Variable Annuities                 $ 14,946,320    $ 13,234,330   $ 1,711,990   12.94%
Trading                              12,968,013      10,662,154     2,305,859   21.63%
Mutual Funds                          8,461,624       6,751,752     1,709,872   25.32%
Direct Participation Programs         5,183,149       4,135,820     1,047,329   25.32%
Other                                 1,112,583       1,069,417        43,166    4.04%
                                   -------------   -------------  ------------
Total Commission Revenue             42,671,689      35,853,473   $ 6,818,216   19.02%
                                   =============   =============  ============

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

ADVISORY FEES. Increases in fees from advisory services mainly came from our rep-directed asset-managed program where a $.73 million or 47.4% growth in advisory fees was achieved. Revenues from our fund-managed and separately managed allocation models increased by $.22 million or 32.6%. Revenues from asset managed programs provided from third-party investment advisors increased by $.09 million or 15.0%. Fees from advisory services in our mutual funds remained relatively flat due to the termination of the management agreement associated with the two mutual funds in October 2005.

  OTHER FEE INCOME. Other fee income for the current period when compared to the prior period decreased by $0.14 million or 19.3%. This resulted from the additional collection of revenue to cover the increase in insurance premium costs during nine months ended December 31, 2004. There were no additional collections during the nine months ended December 31, 2005.

GROSS MARGINS

  Our gross margin increased by $1.95 million or 24.7%, of which trading made up $1.25 million of the increase and fees from advisory services comprised $0.39 million. It is important to note that in the prior period we had experienced a trading error that reduced our margin in trading by $0.21 million.

                                                                                                      % of Total         Gross
                                                          Gross Margin      Gross Margin Retention   Gross Margin        Margin
                                                        Nine Months Ended       Nine Months Ended   Nine Months Ended    Percent
                                                            December 31,          December 31,        December 31,       Change
                                                     --------------------------  --------------    ------------------   -----------
                                                       2005             2004      2005     2004     2005      2004        vs. 2004
                                                     ------------   -----------  ------   ------   ------   ---------   ----------
    Revenue Source

    Commission - Mutual Funds and Variable Annuities $ 3,497,355    $ 3,193,451    11.9%    12.7%     35.4%     40.3%        9.5%

    Commission - Trading                               2,883,151      1,637,757    22.2%    15.4%     29.2%     20.7%        76.0%

    Commission - Insurance Products                      224,761        266,427    94.8%    99.1%      2.3%      3.4%       -15.6%

    Commission - Underwriting                              4,407          5,632    10.0%    13.2%      0.0%      0.1%       -21.8%

    Advisory Services                                  1,557,622      1,171,458    39.7%    44.7%     15.8%     14.8%        33.0%

    Licensing                                            414,479        596,515   100.0%   100.0%      4.2%      7.5%       -30.5%

    Marketing                                            872,173        706,869     n/a      n/a       8.8%      8.9%        23.4%

    Other income                                         418,325        341,641     n/a      n/a       4.2%      4.3%        22.4%
                                                     ------------   -----------
    Total Gross Margin                               $ 9,872,273    $ 7,919,750     n/a      n/a     100.0%    100.0%        24.7%
                                                     ============   ===========


COMMISSION EXPENSES

 The commission payout decreased marginally from 82.5% to 81.9% of commissioned revenues.

OPERATING EXPENSES

   Operating expenses increased by $2.25 million or 31.4% for the current period when compared to the prior period.

   Compensation and benefits increased by $0.6 million or 14.5 %. The company has invested resources toward acquiring additional personnel in its marketing, trading/operations, and advisory services departments to increase overall sales and improve services, with an emphasis on revenue growth within the trading and advisory services sectors.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

   Regulatory, legal and professional expenses grew by $1.44 million or 137%. The largest component of this increase was an $0.88 million or 367% increase in non-in house legal fees, $0.39 million of which was incurred in connection with the Massachusetts Proceedings described in detail in Part II, Item 1 "Legal Proceedings". An additional $.38 million of this increase arose from three other actions that management believes, with advice of counsel, are atypical of the exposures likely to be presented by our ongoing operations. Two of these atypical actions also contributed $0.51 million of the $0.54 million or 154% increase in lawsuit settlement expenses.

   We experienced a $0.04 million increase in non-in house accounting expenses, primarily audit-related, while regulatory and professional expenses remained essentially flat at $0.33 million.

   Occupancy   expenses   increased   by  $0.06   million  or  13.5%  and  other
administrative expenses went up by $0.04 million or 6.1%.

OPERATING INCOME

   Operating income decreased by $0.30 million or 40% compared to the nine-month period ended December 31, 2004.Operating income decreased for the nine month comparative period resulting primarily from a 31.4% increase or $2.25 million in operating expenses offset by a 24.7% or $1.95 million increase from our gross profit. If we exclude the .77 million in legal expenses we incurred from cases that were uncharacteristic, we would have realized a .47 million dollar increase to operating income.


NET INCOME

   Net income decreased by $0.14 million compared to the prior period due to a $0.06 million decrease in provision for income taxes and a $0.09 million net gain from the sale of an asset. See Condensed Footnote 5 to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

   The Company believes that achieving its return on equity goals requires the efficient use of capital. We have financed our operations primarily with internally generated cash flow.

   Cash inflows have historically come mainly from the profitability of the Company's core services and investment products. For the last several years, profitability has typically followed an annual cycle of relatively average profitability during the first and third fiscal quarters, relatively low profitability during the second fiscal quarter (when several representatives and their clients are on summer vacation), and relatively high profitability during the fourth fiscal quarter (when several representatives and their clients start a new business and investment year).

   In addition to the annual profitability cycle, uncertainty in the financial markets can have a negative impact on cash flow. The Company works to minimize this impact by aggressively recruiting sophisticated representatives who can offer diversified products that continue to meet the needs of their clients, despite changing market conditions.

   The Company takes a proactive approach to minimizing, if not preventing, the occurrence of other events that may lead to unexpected cash outflows, including lawsuits, trade errors and fines from regulatory agencies such as the NASD or the SEC. A key to this approach is ensuring that adequate controls over our operations and those of our representatives are implemented and periodically updated. As part of this effort, substantial resources have been committed to enhancing the capabilities of our compliance team members, whose tasks include assuring that our representatives give proper weight to the circumstances and interests of their clients when recommending investment options. The Company also allocates resources to stay current with the many rules and regulations applicable to our business by assisting in the education and training of our sales representatives and staff.

   As of December 31, 2005, cash and cash equivalents totaled $9.0 million as compared to $8.6 million as of March 31, 2005. Working capital as of December 31, 2005 was $8.0 million as compared to $9.1 million as of March 31, 2005. The ratio of current assets to current liabilities was 2.42 to 1 as of December 31, 2005 as compared to 3.31 to 1 as of March 31, 2005.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================

   Operations provided $1.9 million for the nine months ended December 31, 2005 as compared to providing $1.3 million cash for nine months ended December 31, 2004. Factors contributing to this increase of $0.6 million in cash flows from operations were as follows: the sale of our mutual funds contributed $0.5 million and an increase in collections from our representatives for regulatory and licensing purposes of $0.1 million.

   Cash outflows from investing activities for the current period comprised $1.4 million in which .3 million was for purchasing equipment as well as technology and leasehold improvements. $0.4 million was used to grant loans to registered representatives to help grow their businesses. In addition, we had a $.15 million cash outflow from an investment in a private equity.

   Finally, a $0.1 million cash dividend was paid on May 16, 2005 to shareholders of record as of May 2, 2005.

   Cash disbursements contributing significantly to current quarter cash outflows included $0.176 million for legal related matters, $0.129 million for compensation and benefits, $0.14 million for upcoming marketing events and programs, and $0.045 million for computer equipment and software. Management anticipates that the current period net cash outflows are not indicative of a future cash outflow trend but, rather, reflected payment on an atypical lawsuit that was not covered by our insurance policy. However, those disbursements during the current quarter did have a significant impact on our brokerage firm's net capital ratio.

   The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that ICC, our broker-dealer subsidiary, maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a "net capital ratio") not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, the Company's net capital ratio would exceed 10 to 1 or if we would have less than 120% of our minimum required net capital. As of December 31, 2005, ICC had net capital of $0.5 million (i.e., an excess of $0.04 million) and a 13.93 to 1 net capital ratio as compared to net capital of approximately $1.7 million (i.e., an excess of $1.4 million) and a
2.43 to 1 net capital ratio as of March 31, 2005.

   The company's legal accrual increased to $0.79 million from $0.40 million as a result of the Massachusetts proceedings against the Company. During the current period the increase in our legal accrual had impacted our net capital ratio and excess net capital for ICC. The Company does not consider this to be a trend and does not currently anticipate that similar accrual increases will be a recurring necessity. See condensed footnote 3 to our Condensed Consolidated Financial Statements .

    The Company currently has ample cash to cover additional accruals and disbursements resulting from these proceedings. Despite these atypical legal proceedings that increased our legal accrual, the Company remains focused on committing their resources necessary for continued growth.

    In its role as investment advisor to the Eastern Point Advisors Funds Trust family of mutual funds, Company disbursements to pay fund expenses that exceed their respective ceiling caps have averaged $0.08 million per quarter during the duration of this current fiscal year. As previously noted, the Company agreed to terminate its management contract with the Trust and, accordingly, the Company received a relative cash flow infusion of $0.09 million for the quarter ended December 31,2005 versus quarter ended December 31,2004. See condensed footnote 5 to our Condensed Consolidated Financial Statements.

   By comparison, for the nine months ended December 31, 2004, cash inflows primarily came from the collection of $0.4 million of accounts receivable and $1.6 million in collections for regulatory and licensing activities. Cash outflows included $0.5 million for payment of taxes, $0.6 million for payment of commissions, $0.3 million in accrued expenses, $0.2 million for equipment and technology and $0.15 million to the NASD to pay in full a note.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


   ICC made a business decision in fiscal year ending 2003 to conclude an NASD investigation into supervisory procedures relating to the period of January 2000 through July of 2002. While we considered disputing the allegations in a formal proceeding, we estimated the cost of doing so to be prohibitive. Furthermore, we sought to avoid disruption of our operations. Accordingly, while neither admitting nor denying the allegations, we consented to a number of findings in order to resolve the matter in its initial stages. Repayment of the resulting settlement note to NASD did not have a material effect on cash flow at any time during the current period as the note was fully paid on August 19, 2004. The Company has implemented and maintains an adequate system of supervisory and regulatory procedures and does not foresee any material deficiencies in the future in this regard.

Contractual Obligations                     Payments Due by period
-----------------------------------------------------------------------------------------------------------------

                                Total          Less than 1 year     1-3 years    4-5 years      After 5 years
Fiscal Years                                         2006           2007-2009    2010-2011   2012 and thereafter
-----------------------------------------------------------------------------------------------------------------
Operating leases:              763,023             105,391           657,632         0                0

                              -----------------------------------------------------------------------------------
Total Contractual Obligations $763,023             $105,391         $657,632         0                0
                              -----------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

   The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2006 and 2009. Options to renew for additional terms are included under the lease agreements. During the current period we entered into a lease agreement for our new investment center in Braintree, Massachusetts. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2005:

          Year ending March 31, 2006                      $ 105,391
          Year ending March 31, 2007                        345,254
          Year ending March 31, 2008                        263,581
          Year ending March 31, 2009                         48,797
                                                         ----------
          Total minimum lease payments                     $763,023
                                                         ==========


   Certain leases contain provisions for minimum lease payments that are contingent upon increases in real estate taxes. Total lease expenses amounted to $0.1 million for the quarter ended December 31, 2005 and $0.1 million for the quarter ended December 31, 2004. Related party leases amounted to $0.06 million for the Arlsburg Trust and Investors Realty, LLC for the quarter ended December 31, 2005. Lease expenses were $0.3 million for the nine-month period ended December 31, 2005 versus $0.3 million for the nine-month period ended December 31, 2004. Related party leases amounted to $0.18 million for the nine month period ended December 31, 2005.

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

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


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


OPERATIONAL RISK

   Operational risk refers to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution, processing of transactions, deficiencies in the Company's technology or financial operating systems, and inadequacies or breaches in the Company's control processes. Managing these risks is critical, especially in a rapidly changing environment with increasing transaction volume. Failure to manage these risks could result in financial loss to the Company. To mitigate these risks, the Company has developed and implemented specific policies and procedures designed to identify and manage operational risk. These policies and procedures are reviewed and updated on a continuing basis to ensure that this risk is minimized.

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

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================




                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


MASSACHUSETTS PROCEEDINGS

By administrative complaint dated November 16, 2005, the Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") brought an adjudicatory proceeding against Investors Capital Corporation ("ICC") alleging violation of its supervisory obligations under State securities laws in connection with a handful of sales of equity-indexed annuities by a few of ICC's independent registered representatives. The complaint, which claims that ICC failed to properly supervise these representatives, thereby allowing allegedly unsuitable sales of these insurance products, seeks an order instructing ICC to cease such violations and to pay an unspecified administrative fine.

ICC did not recommend, encourage, assist, receive any remuneration from, or have any contemporaneous knowledge of these allegedly unsuitable sales. Equity-indexed annuities are regulated by the State's Insurance Department, which has approved the sale of upwards of 200 versions of this type of insurance product by a number of insurance companies.

Based upon explicit statutory provisions and established judicial and industry precedent, it is our principled position that these insurance products are not and never have been considered securities under State and federal laws and regulation or National Association of Securities Dealers (NASD) rules. Accordingly, the mere fact that ICC is the registered broker-dealer for SECURITIES business conducted by its registered independent representatives neither obligates ICC to supervise the sale of these insurance products by independent representatives nor empowers the Division to require or regulate such supervision by ICC. Nonetheless, as a matter of good corporate citizenship, ICC since the summer of 2005 has been in the forefront of a gathering industry trend towards voluntarily implementing procedures to supervise the sales of equity-indexed annuities by independent representatives, and ICC welcomes the opportunity to implement these changes in partnership with the Division.

An action commenced by ICC on December 14, 2005 in the State's Suffolk County Superior Court to enjoin the administrative proceeding brought by the Division has been effectively stayed while ICC pursues its remedies in the latter proceeding. No substantive hearings have been scheduled to date in either proceeding, the outcomes and impact of which cannot be determined at the present time.



ITEMS 2 - 5.  Not applicable.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================


ITEM 6.  EXHIBITS


Exhibit
NUMBER                              DESCRIPTION                     LOCATION

3.1      Articles of Organization, as amended ....................(2)(Exh. 3.1)

3.2      By-Laws .................................................(2)(Exh. 3.2)

4.1      Form of Stock Certificate ...............................(2)(Exh. 4.1)

10.1     Employment Agreement with Theodore E. Charles ..........(2)(Exh. 10.1)

10.2     Employment Agreement with Timothy B. Murphy ............(2)(Exh. 10.2)

10.3     The 1994 Stock Option Plan .............................(3)(Exh. 10.3)

10.4     Purchase Agreement Between Eastern Point Advisors, Inc.
         and Dividend Growth Advisors, LLC
         dated October 24, 2005 .................................(4)(Exh. 10.4)

31.1     Certification of Theodore E. Charles pursuant to
         Rule 13a-14(a) ....................................................(1)

31.2     Certification of Timothy B. Murphy pursuant to Rule 13a-14(a) .....(1)

32.1     Certification of Theodore E. Charles
         pursuant to 18 U.S.C. Section 1350 ................................(1)

32.2     Certification of Timothy B. Murphy
         pursuant to 18 U.S.C. Section 1350 ................................(1)

----------------------------

(1)  Filed herewith.

(2) Incorporated by reference to the indicated exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-05327) filed August 14, 2000.

(3) Incorporated by reference to the indicated exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2005.

(4) Incorporated by reference to the indicated exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

   Any exhibit not included with this Form 10-Q will be furnished to any shareholder of record upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

INVESTORS CAPITAL HOLDINGS LTD-10Q                       QUARTER ENDED 12/13/05
================================================================================




                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INVESTORS CAPITAL HOLDINGS, LTD.

                                                By: /S/ TIMOTHY B. MURPHY
                                                -------------------------
                                                    TIMOTHY B. MURPHY
                                                 Chief Financial Officer


                                                 Date: February 14, 2006