Form 10-Q/A
period 2005-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2006-02-27
CIK 1001871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-Q/A
                                 Amendment No. 1


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

Number of shares outstanding of our only class of common stock as of February 9, 2006: 5,794,246



                                EXPLANATORY NOTE

     This amendment is filed to revise our report on Form 10-Q for the quarter ended December 31, 2005 regarding: (i) disclosures concerning legal proceedings in Part I, Item 1. "Financial Statements -- Note 3 to the Consolidated Financial Statements" and Part II, Item 1. "Legal Proceedings"; (ii) financial schedules in Part I, Item 2. "Management's Discussion And Analysis -- Results Of Operations"; and (iii) certifications in Exhibits 31.1 and 31.2.

                                    Contents


PART I   FINANCIAL INFORMATION.................................................3

ITEM 1.  Financial Statements..................................................3
ITEM 2.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations .................................21

ITEM 3.  Quantitative and Qualitative Disclosures
         About Market Risk....................................................35

ITEM 4.  Controls and Procedures..............................................35

PART II  OTHER INFORMATION....................................................36

ITEM 1.  Legal Proceedings....................................................36
ITEM 6.  Exhibits.............................................................37

SIGNATURES

EX-31.1

EX-31.2

EX-32.1

EX-32.2

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                           December 31,  March 31,
                                                                              2005         2005
                                                                           -----------  -----------
Assets

Current Assets
     Cash and cash equivalents                                            $ 8,953,767  $ 8,618,261
     Deposit with clearing organization, restricted                           175,000      175,000
     Note receivable - sale of asset (current)                                  8,336
     Accounts receivable                                                    3,582,460    3,003,459
     Accounts receivable - asset held for sale                                      -      358,050
     Loans receivable from registered representatives (current)               376,562      173,875
     Prepaid income taxes                                                      94,089      100,889
     Marketable securities, at market value                                   109,625      330,380
     Prepaid expenses                                                         385,992      247,421
                                                                           -----------  -----------
                                                                           13,685,831   13,007,335

Property and Equipment, Net                                                   716,433      571,198

Long Term Investments
     Loans receivable from registered representatives                         230,196       77,270
     Note receivable - sale of asset                                          747,617
     Equity investments, at cost                                              190,000       40,000
     Investments                                                              146,429      142,816
     Cash surrender value life insurance policies                             163,278       91,882
                                                                           -----------  -----------
                                                                            1,477,520      351,968
Other Assets
     Other assets                                                              22,276       29,666
     Deferred tax asset, net                                                  129,451      149,471
                                                                           -----------  -----------
                                                                              151,727      179,137

          TOTAL ASSETS                                                    $16,031,511  $14,109,638
                                                                           ===========  ===========

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable                                                     $ 1,500,235  $ 1,045,314
     Commissions payable                                                    2,209,740    1,885,340
     Accrued expenses                                                         104,610      552,088
     Notes payable                                                                  -        9,433
     Unearned revenues                                                      1,803,130      106,775
     Securities sold, not yet purchased, at market value                       36,098      327,905
                                                                           -----------  -----------
                                                                            5,653,813    3,926,855

          TOTAL LIABILITIES                                                 5,653,813    3,926,855
                                                                           ------------ -----------
Commitments and Contingencies

Stockholders' Equity:
     Common stock, $.01 par value, 10,000,000 shares authorized; 5,792,746 issued and 5,788,861 outstanding in December 31,2005; 5,757,348
      issued and 5,753,463 outstanding in March 31, 2005                       57,927       57,573
     Additional paid-in capital                                             8,728,896    8,691,566
     Retained earnings                                                      1,614,024    1,463,779
       less: Treasury stock, 3,885 shares at cost                             (30,135)     (30,135)
     Accumulated Other Comprehensive Income                                     6,986
                                                                           ----------- ------------
          Total stockholders' equity                                       10,377,698   10,182,783

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $16,031,511  $14,109,638
                                                                           ===========  ===========

See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                                        Three Months Ended
                                                                           December 31,

                                                                     2005                2004
                                                                 ------------        ------------
                                       Revenues

   Commission                                                    $14,944,156         $11,965,568
   Advisory fees                                                   1,313,676             904,241
   Other fee income                                                  384,766             305,681
   Marketing revenue,net                                             202,639             153,453
   Other income                                                      159,179             251,918
                                                                 ------------        ------------
       Total Revenue                                              17,004,416          13,580,861

Commission and advisory fees expenses                             13,204,912          10,527,798
                                                                 ------------        ------------
           Gross profit                                            3,799,504           3,053,063

Operating expenses:

   Advertising                                                       201,912             179,561
   Communications                                                    159,127             137,802
                                                                  -----------         -----------

       Total Selling Expenses                                        361,039             317,363


   Compensation and benefits                                       1,537,058           1,435,213
   Regulatory, legal and professional                              1,137,663             325,244
   Occupancy                                                         168,328             151,606
   Other administrative expenses                                     270,890             208,880
                                                                  -----------         -----------
       Total Administrative Expenses                               3,113,939           2,120,943

       Total Operating Expenses                                    3,474,978           2,438,306
                                                                  -----------         -----------

           Operating  Income                                         324,526             614,757

Other expense and other income :
     Gain on sale of  asset                                           91,313                   -
                                                                  -----------         -----------
       Total other income                                             91,313                   -

   Interest expense                                                    8,992               8,218
                                                                  -----------         -----------
       Total other expense                                             8,992               8,218
                                                                 ------------        ------------
Income before taxes                                                  406,847             606,539

Provision for income taxes                                           205,363             251,316
                                                                  -----------         -----------

Net Income                                                       $   201,484         $   355,223
                                                                  ===========         ===========


Earnings per common share:

   Basic earnings per common share                               $      0.03         $      0.06

   Diluted earnings per common share                             $      0.03         $      0.06

Share data:

   Weighted average shares used in basic earnings per
     common share calculations                                     5,767,801           5,736,916

   Incremental shares from assumed exercise of stock options         134,836             171,466

   Weighted average shares used in diluted earnings per
     common share calculations                                     5,902,637           5,908,382

See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                                        Nine Months Ended
                                                                          December 31,

                                                                      2005                2004
                                                                  -----------         -----------
                                        Revenues

   Commission                                                    $42,671,689         $35,853,473
   Advisory fees                                                   3,769,457           2,711,173
   Other fee income                                                  586,644             727,353
   Marketing revenue,net                                             872,173             706,869
   Other income                                                      467,934             337,379
                                                                  -----------         -----------
       Total Revenue                                              48,367,897          40,336,247

Commission and advisory fees expenses                             38,495,624          32,416,497
                                                                 ------------        ------------
           Gross profit                                            9,872,273           7,919,750

Operating expenses:

   Advertising                                                       626,575             583,438
   Communications                                                    460,561             379,756
                                                                  -----------         -----------
       Total Selling Expenses                                      1,087,136             963,194

   Compensation and benefits                                       4,656,097           4,065,595
   Regulatory, legal and professional                              2,486,521           1,049,054
   Occupancy                                                         492,310             433,891
   Other administrative expenses                                     699,730             659,206
                                                                  -----------         -----------
       Total Administrative Expenses                               8,334,658           6,207,746

       Total Operating Expenses                                    9,421,794           7,170,940
                                                                 ------------        ------------
           Operating income                                          450,479             748,810

Other expense and Other income:

   Gain on sale of Asset                                              91,313                   -
                                                                  -----------         -----------
       Total other income                                             91,313                   -

   Interest expense                                                   27,843              32,091
                                                                  -----------         -----------
       Total other expense                                            27,843              32,091

Income before taxes                                                  513,949             716,719

Provision for income taxes                                           248,076             306,977
                                                                 ------------        ------------
           Net income                                            $   265,873         $   409,742
                                                                  ===========         ===========


Earnings per common share:

   Basic earnings per common share                               $      0.05         $      0.07

   Diluted earnings per common share                             $      0.04         $      0.07


Share data:

   Weighted average shares used in basic earnings per
     common share calculations                                     5,759,003           5,732,367

   Incremental shares from assumed exercise of stock options         156,851             185,882

   Weighted average shares used in diluted earnings per
     common share calculations                                     5,915,854           5,918,249

See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY NINE MONTHS ENDED December 31, 2005



                                    Common    Amount    Additional   Comprehensive    Retained   Treasury  Accumulated
                                    Stock                Paid-In        Income        Earnings    Stock       Other
                                    Shares               Capital                      (Deficit)           Comprehensive    Total
                                                                                                           Income (Loss)
---------------------------------------------------------------------------------------------------------------------------------

                                 ------------------------------------------------------------------------------------------------
Balance at April 1, 2004         5,731,598   $57,316   $8,520,931      $      0    $  844,670   $(30,135)   $ 12,157  $ 9,404,939
                                 ================================================================================================
Stock based compensation            10,700     107         74,803                                                          74,910

Comprehensive income:
   Net income                                                           409,742       409,742
Other Comprehensive Income:
  Unrealized gain on securities:
unrealized holding losses arising
during period no tax effect                                                (385)

Less: reclassification adjustment
for gain included in net income no tax
effect                                                                  (11,772)
                                                                    -------------
Other Comprehensive Income                                              (12,157)                             (12,157)
                                                                    -------------                         -----------
   Comprehensive Income                                                 397,585                                           397,585
                                                                    =============

                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 2004     5,742,298  $57,423    $8,595,734      $      0    $1,254,412   $(30,135)   $      0  $ 9,877,434
                                 ================================================================================================

Balance at April 1, 2005         5,757,348  $57,573    $8,691,566                  $1,463,779   $(30,135)             $10,182,783

Stock based compensation            35,398      354        37,330                                                          37,684

Comprehensive income:
   Net income                                                           265,873       265,873

Other Comprehensive Income:
 Unrealized gain on securities:                                                                                    -
Unrealized holding gains arising
 during period no tax effect                                              6,986

no reclassification adjustment
 required                                                                     -
                                                                    -------------

Other Comprehensive Income                                                6,986                                6,986
                                                                    -------------                          -----------

   Comprehensive Income                                                 272,859                                           272,859
                                                                    =============

   Dividend payment to
    shareholders                                                                     (115,628)                           (115,628)
                                 ------------------------------------------------------------------------------------------------
Balance at December  31, 2005    5,792,746  $57,927    $8,728,896      $      0    $1,614,024   $(30,135)   $  6,986  $10,377,698
                                 ================================================================================================

See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS, LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

Cash Flows

                                                                          Nine Months Ended
                                                                            December 31,

                                                                          2005        2004
                                                                     ----------- -----------
Cash flows from operating activities:

     Net income                                                      $  265,873  $  409,742
     Adjustments in operating activities:

         Depreciation and amortization                                  157,473     125,337
         Change in deferred taxes                                        20,021       5,458
         Issuance of unrestricted stock                                  19,263      45,640
         Issuance of  restricted stock                                    2,567           -
         Stock option compensation                                       11,614      11,899
         Change in marketable securities                                (71,052)     37,967
         Change in investments                                            3,373     (22,265)

Changes in operating assets and liabilities:

     (Increase)Decrease in accounts receivable                         (579,001)    386,752
     Decrease(Increase) in accounts receivable-asset held for sale     (397,903)   (111,314)
     (Increase)Decrease prepaid expenses and other assets              (131,181)    159,139
     Decrease in loans receivable from officers                               -      27,322
     Decrease(Increase)  in prepaid income taxes                          6,801           -
     Increase(decrease) in taxes payable                                      -    (482,874)
     (Decrease) increase in accounts payable                            454,921     183,996
     (Decrease) in accrued expenses                                    (447,478)   (343,007)
     Increase(Decrease) in commissions payable                          324,399    (558,641)
     Payments on notes payable and NASD settlement                            -    (148,679)
     Increase in unearned revenues                                    1,696,354   1,583,010
     (Increase) in Cash Surrender Value of Life Insurance Policies      (71,396)
                                                                     ----------- -----------
             Net cash (used in)provided by operating activities       1,264,648   1,309,482

Cash flows from investing activities:

     Purchases of property and equipment                               (302,708)   (195,480)
     Loans receivable from registered representatives                  (355,612)   (211,961)
     Investments                                                       (150,000)          -
                                                                     ----------- -----------
             Net cash used in investing activities                     (808,320)   (407,441)

Cash flows from financing activities:

     Proceeds from exercise of stock options                              4,240      17,372
     Principal payment notes payable                                     (9,433)    (62,624)
     Payment of cash dividends                                         (115,629)          -
                                                                     ----------- -----------
             Net cash used in financing activities                     (120,822)    (45,252)


Net (decrease)increase in cash and cash equivalents                     335,506     856,789

Cash and cash equivalents, beginning of period                        8,618,261   8,112,567
                                                                     -----------------------
Cash and cash equivalents, end of period                             $8,953,767  $8,969,356
                                                                     =======================
Supplemental disclosures of cash flow information:

     Interest paid                                                   $   27,843  $   32,091
     Income taxes paid                                               $  217,256  $  780,000

Non- Cash Transactions:
Financing Sale Accounts Receivable                                   $  747,617  $        -

See Notes to Condensed Consolidated Financial Statements.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED DECEMBER 31, 2005
                                  (UNAUDITED)


NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION

     Incorporated in July 1995, Investors Capital Holdings, Ltd. ("ICH") is a financial services holding company that operates through three of its subsidiaries, Investors Capital Corporation ("ICC"), Eastern Point Advisors, Inc. ("EPA") and ICC Insurance Agency, Inc., in two segments of the financial services industry. These two segments provide for the offering of (1) broker-dealer services in support of trading in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities and variable life insurance, including provision of market information, Internet on-line trading, portfolio tracking and records management, and (2) investment advisory and asset management services. These products and services are offered throughout the United States primarily through our network of independent registered representatives.

     Investors Capital Holdings Securities Corporation ("ICH Securities"), a new subsidiary, was formed in March 2005 to hold cash, cash equivalents, interest income and dividend income for ICH. Additionally, the Company ceased its mutual fund management services, which had been provided by EPA, during the third quarter of the current fiscal year. See "Note 5. Note Receivable - Sale of Asset."

     On October 24, 2005 Eastern Point Advisors, Inc. ("EPA"), a wholly-owned subsidiary of Investors Capital Holdings, Ltd. (the "Company"), entered into a definitive agreement (the "Transition Agreement") with Dividend Growth Advisors, LLC ("DGA"). Pursuant to the Transition Agreement, EPA agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the "Trust") effective October 18, 2005 to permit the appointment by the Trust of DGA to supercede EPA as the Trust's investment advisor. EPA had served since 1999 as investment advisor for the Funds, which are sponsored by the Trust, and DGA had provided investment advisory services to the Trust since 2004 pursuant to a subcontract with EPA. DGA entered into a new advisory agreement directly with the Trust.

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



NOTE 2. SEGMENT INFORMATION (CONTINUED)





                                                        Nine Months Ended
                                                          December 31,

                                                   2005                2004
                                              --------------      --------------
Inter-company eliminations                    $   2,521,036       $   2,322,622
Classification items (stand alone)                 (219,565)
Deferred income taxes                                64,962              45,727
Income Taxes                                        (94,089)                 -
                                              --------------      --------------

Total Corporate items and eliminations        $   2,272,344       $   2,368,349
                                              ==============      ==============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)



NOTE 2. SEGMENT INFORMATION (CONTINUED)


     Segment reporting is as follows:




                                                       Three Months Ended
                                                          December 31,
                                                  ---------------------------
                                                      2005           2004
                                                  ------------   ------------
     Non-interest revenues:

       ICC, investment services ................. $15,484,657    $12,503,994
       EPA, ICA asset management services .......   1,365,579        943,414
       ICH investments (loss)gain ...............      (6,998)        27,211
                                                  ------------   ------------
            Total ............................... $16,843,239    $13,474,619
                                                  ============   ============

     Revenues from transactions with other
        operating segments:
       ICC ...................................... $   (41,411)   $   263,710
       EPA ......................................      35,843         29,301
                                                  ------------   ------------
            Total ............................... $    (5,568)   $   293,011
                                                  ============   ============

     Interest and dividend income, net:
       ICC ...................................... $   113,521    $    65,153
       EPA,ICA ..................................       8,851            300
       ICH ......................................         225         40,790
       ICH Securities ...........................      38,581            --
                                                  ------------   ------------
            Total ............................... $   161,178    $   106,243
                                                  ============   ============

     Depreciation and amortization expense:
       ICC ...................................... $    52,282    $    42,685
       EPA ......................................       1,095          2,306
                                                  ------------   ------------

            Total ............................... $    53,377    $    44,991
                                                  ============   ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)



NOTE 2.  SEGMENT INFORMATION (CONTINUED)



                                                      Three Months Ended
                                                         December 31,
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------

     Income tax provision (benefit):

       ICC ......................................$   287,050    $   193,239
       EPA,ICA ..................................     86,027         33,189
       ICH ......................................   (167,714)        24,888
                                                 ------------   ------------
            Total ...............................$   205,363    $   251,316
                                                 ============   ============


     Income (loss):
       ICC ......................................$   281,592    $   273,184
       EPA,ICA ..................................     84,390         46,920
       ICH ......................................   (203,059)        35,119
       ICH Securities ...........................     38,561             --
                                                 ------------   ------------

            Total ...............................$   201,484    $   355,223
                                                 ============   ============

     Period end total assets:
       ICC ......................................$ 11,721,616   $ 10,145,055
       EPA,ICA ..................................   1,050,666        613,494
       ICH ......................................     664,532      5,684,044
       ICH Securities ...........................$  4,867,041             --
       Corporate items and eliminations .........  (2,272,344)    (2,368,349)
                                                 ------------   ------------

            Total ...............................$16,031,511    $14,074,244
                                                 ============   ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)



NOTE 2. SEGMENT INFORMATION (CONTINUED)




                                                   Nine Months Ended
                                                      December 31,
                                              ---------------------------
                                                  2005           2004
                                              ------------   ------------

     Non-interest revenues:

       ICC, investment services ..............$ 44,147,259   $ 37,182,593
       EPA,ICA asset management services .....   3,912,215      2,836,276
       ICH investments (loss)gain ............      (4,135)        22,214
                                              ------------   ------------
            Total ............................ $48,055,339   $ 40,041,082
                                              ============   ============

     Revenues from transactions with other
     operating segments:
       ICC ...................................$    727,917   $    822,625
       EPA ...................................     121,324         91,403
                                              ------------   ------------

            Total ............................$    849,241   $    914,028
                                              ============   ============

     Interest and dividend income,net:
       ICC ...................................$    284,882   $    171,486
       EPA,ICA ...............................       9,381            504
       ICH ...................................       9,377        123,175
       ICH Securities ........................     113,428             --
                                              ------------   ------------
            Total ............................$    417,068   $    295,165
                                              ============   ============

     Depreciation and amortization expense:
       ICC ...................................$    151,259   $    118,958
       EPA ...................................       6,214          6,379
                                              ------------   ------------

            Total ............................$    157,473   $    125,337
                                              ============   ============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                   (UNAUDITED)



NOTE 2.  SEGMENT INFORMATION (CONTINUED)


                                                   Nine Months Ended
                                                      December 31,
                                              ---------------------------
                                                  2005           2004
                                              ------------   ------------

     Income tax provision (benefit):

       ICC ...................................$    152,009   $    162,214
       EPA,ICA ...............................     214,510         85,909
       ICH ...................................    (118,443)        58,854
                                              ------------   ------------

            Total ............................$    248,076   $    306,977
                                              ============   ============


     Income (loss):
       ICC ...................................$    162,905   $    216,527
       EPA,ICA ...............................     229,886        114,672
       ICH ...................................    (240,315)        78,543
       ICH Securities ........................     113,397             --
                                              ------------   ------------

            Total ............................$    265,873   $    409,742
                                              ===========    ===========

     Period end total assets:
       ICC ...................................$ 11,721,616   $ 10,145,055
       EPA,ICA ...............................   1,050,666        613,494
       ICH ...................................     664,532      5,684,044
       ICH Securities ........................$  4,867,041             --
       Corporate items and eliminations ......  (2,272,344)    (2,368,349)
                                              ------------   ------------

            Total ............................$ 16,031,511   $ 14,074,244
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

MASSACHUSETTS PROCEEDINGS

     By administrative complaint dated November 16, 2005, the Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") brought an adjudicatory proceeding against Investors Capital Corporation ("ICC") alleging violation of its supervisory obligations under State securities laws in connection with past sales of equity-indexed annuities. The complaint alleges, among other things, that ICC failed to properly supervise associated persons, thereby allowing allegedly unsuitable sales of these insurance products. The complaint, which seeks an order instructing ICC to cease such violations and to pay an unspecified administrative fine, also requests that ICC's registration as a securities broker-dealer in Massachusetts be suspended or revoked, that the firm be censured, and that it be ordered to fairly compensate purchasers of the insurance products for any losses attributable to wrongdoing by ICC.

     We are unable to reasonably estimate any possible range of loss related to these proceedings due to their uncertain resolution. However, a conclusion of these matters favorable to the Division could have a material adverse effect on our financial position and results of operations.


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

                                         Three Months Ended              Nine Months Ended
                                             December 31                     December 31
                                     ---------------------------      ---------------------------
                                        2005            2004              2005           2004
                                     ------------   ------------      ------------   ------------


Net income as reported               $    201,484   $    355,223      $    265,874   $    409,742

Deduct:  Total stock-based employee
compensation expense determined
under fair value-based method for
all awards, net of related tax
effects                                        --             --                --             --
                                     ------------   ------------      ------------   ------------
Pro forma net income(loss)           $    201,484   $    355,223      $    265,874   $    409,742
                                     ============   ============      ============   ============

Earnings per share:
    Basic- as reported               $        .03   $        .06      $        .05   $        .07
    Diluted-as reported              $        .03   $        .06      $        .04   $        .07

    Basic   - pro forma              $        .03   $        .06      $        .05   $        .07
    diluted - pro forma              $        .03   $        .06      $        .04   $        .07


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

RESULTS OF OPERATIONS

                                                                             Percent
                                                                            of Revenue
                                                   Quarter Ended           Quarter Ended     Percent
                                                    December 31,            December 31,      Change
                                           ----------------------------------------------------------
                                                                                              2005
                                               2005           2004         2005      2004    vs. 2004
                                           -----------    -----------    --------  ------------------

Revenues:

     Commission                            $14,944,156    $11,965,568       87.9%    88.1%      24.9%
     Advisory                                1,313,676        904,241        7.7%     6.7%      45.3%
     Other fee income                          384,766        305,681        2.3%     2.3%      25.9%
     Marketing revenue,net                     202,639        251,918        1.2%     1.8%     -19.6%
     Other income                              159,179        153,453        0.9%     1.1%       3.7%
                                           -----------    -----------

Total Revenue                               17,004,416     13,580,861      100.0%   100.0%      25.2%
                                           ===========    ===========

Commission and advisory expenses            13,204,912     10,527,798       77.7%    77.5%      25.4%

          Gross Profit                       3,799,504      3,053,063       22.3%    22.5%      24.4%

Operating Expenses:

     Advertising                               201,912        179,561        1.2%     1.3%      12.4%
     Communications                            159,127        137,802        0.9%     1.0%      15.5%
                                           -----------    -----------

Total Selling Expenses                         361,039        317,363        2.1%     2.3%      13.8%

     Compensation and benefits               1,537,058      1,435,213        9.0%    10.6%       7.1%
     Regulatory, legal and professional      1,137,663        325,244        6.7%     2.4%     249.8%
     Occupancy                                 168,328        151,606        1.0%     1.1%      11.0%
     Other administrative expenses             270,890        208,880        1.6%     1.5%      29.7%
                                           -----------    -----------

Total Administrative Expenses                3,113,939      2,120,943       18.3%    15.6%      46.8%

Total Operating Expenses                     3,474,978      2,438,306       20.4%    18.0%      42.5%
                                           ===========    ===========

          Operating Income                     324,526        614,757        1.9%     4.5%     -47.2%

Other (Income) and Expense:

    Gain on sale of asset                      (91,313)             -       -0.5%     0.0%       N/A
     Interest expense                            8,992          8,218        0.1%     0.1%       9.4%
                                           -----------    -----------

Total Other (Income) and Expenses              (82,321)         8,218       -0.5%     0.1%   -1101.7%
                                           -----------    -----------

Income before taxes                            406,847        606,539        2.4%     4.5%     -32.9%

Provision for income taxes                     205,363        251,316        1.2%     1.9%     -18.3%

                                           -----------    -----------
Net Income                                 $   201,484    $   355,223        1.2%     2.6%     -43.3%
                                           ===========    ===========

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



                                     Three Months Ended December 31,      Change in %
                                                                 2005 vs    2005 vs
                               2005             2004              2004        2004

Product Type
Variable Annuities        $    5,244,835    $   4,244,214   $   1,000,621     23.58%
Trading                        4,740,136        3,757,629         982,507     26.15%
Mutual Funds                   2,826,759        2,345,164         481,595     20.54%
Direct Participation
 Programs                      1,884,861        1,216,407         668,454     54.95%
Other                            247,565          402,154        (154,589)   -38.44%

                          --------------    -------------   -------------
Total Commission
 Revenue                      14,944,156       11,965,568   $   2,978,588     24.89%
                          ==============    =============   =============


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


     Advisory Fees. Advisory services typically provide significantly higher margins than traditional broker-dealer products such as variable annuities and mutual funds. See " - Gross Margins". Accordingly, we have been encouraging our representatives to convert more of their business to advisory services. Reflecting these efforts, the number of our representatives we have to sell advisory service products increased from 160 representatives on December 31, 2004 to 305 representatives on December 31, 2005. Although we do not control which advisory services our representatives provide for their clients, we continue to make concerted efforts to attract them to our proprietary advisory services programs through seminars, trade shows and direct telemarketing.

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

     Revenues from our fund-managed,F-MAP or separately managed S-MAP accounts where investment advisory services are provided by EPA and ICA, instead of our independent representatives, increased by $0.079 million or 32.3% between the comparative periods. Over recent quarters revenues from the fund managed category have slightly declined due to the termination of accounts where asset values have fallen below a minimum level. Also, management has not been aggressively marketing this program compared to the rep-directed asset-managed program and S-MAP program.

     Revenues from asset managed programs provided from third-party investment advisors, where investment services are provided by outside advisors, decreased slightly for the quarter ended December 31, 2005.EPA or ICA have been continuing their marketing efforts away from these third party management programs and shifting toward their internal proprietary asset-managed models. EPA or ICA have been providing sales, marketing, a trading platform and other technical support to our representatives to enable them to deliver improved investment advisory services. A key to our strategy is to encourage sales volume growth over maintaining or increasing scheduled investor fee levels.

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

Supporting this analysis was a $0.105 million dollar increase to the margin from our money market and trails on account balances. We had a $0.5 million dollar increase to the margin as a result of increased trade revenue from lower payout producing representatives. This increased our payout retention in brokerage services from 24% in the prior period to 38% in the current period. This retention increase improved our gross margin retention in brokerage services from 20.4% in the prior period to 29.0% in the current period. Refer to Gross Margin Table below.

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

     The majority of the profit margin in advisory services stems from our rep-directed asset-managed programs that makes it possible for representatives managing client accounts to trade directly online for clients utilizing our automated trading platform. Resulting increases in the representative's trading volume effectively boost the Company's commission revenues and gross margins. Additionally, by processing more transactions at a stable fixed cost, our enhanced trading technology fosters economies of scale that control operating expenses required to process the increased trade volume.

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


Gross Margin:



                                                         Gross Margin       % of Total
                                  Gross Margin            Retention        Gross Margin
                                  Quarter Ended         Quarter Ended      Quarter Ended   Gross Margin
                                  December 31,           December 31,       December 31,  Percent Change
                             ------------------------   ----------------   ------------------------------
                                                                                                2005
                                2005          2004       2005      2004     2005     2004     vs. 2004
                             ----------    ----------   ------    ------   ------   -------   ---------

Comm - Mutual Funds,
 Variable Annuities          $1,264,551    $1,052,193     12.5%     13.0%    33.3%     34.5%       20.2%

Commission - Trading          1,372,402       767,774     29.0%     20.4%    36.1%     25.1%       78.8%

Commission - Insurance
 Products                        31,157        82,774     73.5%     99.0%     0.8%      2.7%      -62.4%

Commission - Underwriting         2,900         4,432     10.0%     14.5%     0.1%      0.2%      -34.6%

Advisory Services               463,307       474,011     33.8%     50.2%    12.2%     15.5%       -2.3%

Licensing                       326,052       266,509    100.0%    100.0%     8.6%      8.7%       22.3%
                                                   -
Marketing                       202,639       251,918      n/a       n/a      5.3%      8.3%      -19.6%

Other income                    136,496       153,453      n/a       n/a      3.6%      5.0%      -11.1%
                             ----------    ----------

Total Gross Margin           $3,799,504    $3,053,064      n/a       n/a    100.0%    100.0%       24.4%
                             ==========    ==========

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

     Regulatory, legal and professional. Regulatory, legal and professional expenses grew by $0.81 million or 249.8%. The largest component of this increase was a $0.63 million or 1496% increase in non-in house legal fees, $0.39 million of which was incurred in connection with the Massachusetts Proceedings described in detail in Part II, Item 1 "Legal Proceedings". An additional $0.13 million of this increase arose from other actions that management believes, with advice of counsel, are atypical of the exposures likely to be presented by our ongoing operations. One of these atypical actions also contributed $0.15 million of the $0.18 million increase in lawsuit settlement expenses. It was deemed prudent to increase our accruals for legal expenses from $0.15 per quarter for the prior period to $0.79 million per quarter for the current period. Refer to Footnote 2 to the Condensed Consolidated Financial Statements. In addition, since we operate in an industry embedded with regulation, we will continue to invest significant resources to reduce the likelihood of future litigation by promoting accuracy, ensuring sound operational techniques and providing appropriate compliance measures.

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

Operating Income

     Operating income decreased by $0.29 million or 47.2% due to a 42.5% increase in operating expenses that was offset by a rise of 24.4% in gross margin. Had the company not incurred the $0.39 million of atypical legal fees from the Massachusetts Proceedings mentioned above, the Company would have reported an increase in operating income of $0.10 million.

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


                                                                       Percent of Revenue
                                               Nine Months Ended       Nine Months Ended    Percent
                                                  December 31,         December 31, 2005     Change
                                          ---------------------------------------------------------
                                                                                             2005
                                              2005           2004        2005     2004     vs. 2004
                                          -----------    -----------    ------   ------    --------
Revenues:
     Commission                           $42,671,689    $35,853,473     88.2%    88.9%     19.0%
     Advisory                               3,769,457      2,711,173      7.8%     6.7%     39.0%
     Other fee income                         586,644        727,353      1.2%     1.8%    -19.3%
     Marketing revenue,net                    872,173        706,869      1.8%     1.8%     23.4%
     Other income                             467,934        337,379      1.0%     0.8%     38.7%
                                          -----------    -----------

Total Revenue                              48,367,897     40,336,247    100.0%   100.0%     19.9%
                                          ===========    ===========

Commission and advisory expenses           38,495,624     32,416,497     79.6%    80.4%     18.8%

          Gross Profit                      9,872,273      7,919,750     20.4%    19.6%     24.7%

Operating Expenses:

     Advertising                              626,575        583,438      1.3%     1.4%      7.4%
     Communications                           460,561        379,756      1.0%     0.9%     21.3%
                                          -----------    -----------

Total Selling Expenses                      1,087,136        963,194      2.2%     2.4%     12.9%

     Compensation and benefits              4,656,097      4,065,595      9.6%    10.1%     14.5%
     Regulatory, legal and professional     2,486,521      1,049,054      5.1%     2.6%    137.0%
     Occupancy                                492,310        433,891      1.0%     1.1%     13.5%
     Other administrative expenses            699,730        659,206      1.4%     1.6%      6.1%
                                          -----------    -----------

Total Administrative Expenses               8,334,658      6,207,746     17.2%    15.4%     34.3%

Total Operating Expenses                    9,421,794      7,170,940     19.5%    17.8%     31.4%
                                          ===========    ===========

          Operating Income                    450,479        748,810      0.9%     1.9%    -39.8%

Other (Income) and Expenses:

    Gain on sale of asset                     (91,313)             -
     Interest expense                          27,843         32,091      0.1%     0.1%    -13.2%
                                          -----------    -----------

Total Other (Income) and Expenses             (63,470)        32,091     -0.1%     0.1%   -297.8%
                                          -----------    -----------

Income before taxes                           513,950        716,719      1.1%     1.8%    -28.3%

Provision for income taxes                    248,076        306,977      0.5%     0.8%    -19.2%

                                          -----------    -----------
Net Income                                $   265,874    $   409,742      0.5%     1.0%    -35.1%
                                          ===========    ===========

Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31,
--------------------------------------------------------------------------------
2004:
-----

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

     Revenue growth continues to be supported by our efforts in recruiting sophisticated and experienced representatives. Revenues from new recruits during the current period were $2.18 million compared to $1.22 million in the prior period. $0.64 million or 66% of this $0.96 million increase, and 53% of all current period revenues from recruits, were derived from relatively high margin trading services. Our progress in recruiting representatives who are qualified and likely to engage in brokerage services is further borne out by a 123% increase for nine months ended 2005 compared to nine months ended 2004. Total revenues from recruiting was up 79% for the comparative periods.


Recruiting Statistics
                                                                                          Percent
                                                                              Change       Change
                                                    Nine Months Ended          2005         2005
                                                       December 31,             vs.          vs.
                                                   2005          2004          2004         2004
Product Type
------------
Mutual Funds,Variable Annuities,Direct
 Participation Programs,Other                   $  830,072    $  555,697    $  274,375          49%
Trading Services                                 1,152,605       516,537    $  636,068         123%
Advisory Services                                  198,230       144,741    $   53,489          37%
                                                ----------    ----------    ----------   ----------

Total                                           $2,180,907    $1,216,975    $  963,932          79%
                                                ==========    ==========    ==========   ==========

Representatives Recruited                              179           158


     Commissions. Compared to the prior period, trading revenues increased by $2.31 million or 21.6%. Commissions from mutual funds, variable annuities, direct participation programs, and other programs increased by $4.51 million or 17.9%. Direct Participation program revenues increased by $1.05 million or 25.3%.

                                         Commission Revenue

                                     Nine Months Ended December 31,              Change in %
                                    2005            2004       2005 vs 2004     2005 vs 2004
Product Type
Variable Annuities           $   14,946,320   $  13,234,330  $    1,711,990        12.94%
Trading                          12,968,013      10,662,154       2,305,859        21.63%
Mutual Funds                      8,461,624       6,751,752       1,709,872        25.32%
Direct Participation
 Programs                         5,183,149       4,135,820       1,047,329        25.32%
Other                             1,112,583       1,069,417          43,166         4.04%

                             --------------   -------------  --------------
Total Commission Revenue         42,671,689      35,853,473  $    6,818,216        19.02%
                             ==============   =============  ==============


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

                                                              Gross Margin     % of Total Gross     Gross
                                       Gross Margin            Retention            Margin         Margin
                                     Nine Months Ended      Nine Months Ended  Nine Months Ended   Percent
                                       December 31,           December 31,         December 31,    Change
                                 ------------------------    --------------  -----------------------------
                                                                                                   2005
                                    2005         2004         2005    2004    2005    2004       vs. 2004
                                 -----------  -----------    ------  ------  ------  ------     ----------

Revenue Source
--------------

Commission - Mutual Funds and
 Variable Annuities              $ 3,497,355  $ 3,193,451     11.9%   12.7%   35.4%   40.3%           9.5%

Commission - Trading               2,883,151    1,637,757     22.2%   15.4%   29.2%   20.7%          76.0%

Commission - Insurance Products      224,761      266,427     94.8%   99.1%    2.3%    3.4%         -15.6%

Commission - Underwriting              4,407        5,632     10.0%   13.2%    0.0%    0.1%         -21.8%

Advisory Services                  1,557,622    1,171,458     39.7%   44.7%   15.8%   14.8%          33.0%

Licensing                            414,479      596,515    100.0%  100.0%    4.2%    7.5%         -30.5%

Marketing                            872,173      706,869      n/a     n/a     8.8%    8.9%          23.4%

Other income                         418,325      341,641      n/a     n/a     4.2%    4.3%          22.4%
                                 -----------  -----------

Total Gross Margin               $ 9,872,273  $ 7,919,750      n/a     n/a   100.0%  100.0%          24.7%
                                 ===========  ===========


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

Operating Income

     Operating income decreased by $0.30 million or 40% compared to the nine-month period ended December 31, 2004. Operating income decreased for the nine month comparative period resulting primarily from a 31.4% or $2.25 million increase in operating expenses offset by a 24.7% or $1.95 million increase from our gross profit. If we exclude the $0.77 million in legal expenses we incurred from cases that were uncharacteristic, we would have realized a $0.47 million dollar increase to operating income.


Net Income

     Net income decreased by $0.14 million compared to the prior period. Offsetting this decrease were a $0.06 million decrease in provision for income taxes and a $0.09 million net gain from the sale of an asset. See Condensed Footnote 5 to the Consolidated Financial Statements.


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

     Operations provided $1.3 million for nine months ended December 31, 2005 and for nine months ended December 31, 2004, respectively.

     Cash outflows from investing activities for the current period comprised $0.8 million in which $0.3 million was for purchasing equipment as well as technology and leasehold improvements. $0.4 million was used to grant loans to registered representatives to help grow their businesses. Also, we had a $.15 million cash outflow for an investment through a private placement.

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

     The company's legal accrual increased to $0.79 million from $0.40 million primarily as a result of the Massachusetts proceedings against the Company. During the current period the increase in our legal accrual had impacted our net capital ratio and excess net capital for ICC. The Company does not consider this to be a trend and does not currently anticipate that similar accrual increases will be a recurring necessity. See condensed footnote 3 to our Condensed Consolidated Financial Statements.

     The Company currently has ample cash to cover additional accruals and disbursements resulting from these proceedings. Despite these atypical legal proceedings that increased our legal accrual, the Company remains focused on committing the resources necessary for continued growth.

     In its role as investment advisor to the Eastern Point Advisors Funds Trust family of mutual funds, the Company's disbursements to pay fund expenses that exceed their respective ceiling caps have averaged $0.08 million per quarter during the duration of this current fiscal year. As previously noted, the Company agreed to terminate its management contract with the Trust and, accordingly, the Company received a relative cash flow infusion of $0.09 million for the quarter ended December 31, 2005 versus the quarter ended December 31, 2004. See condensed footnote 5 to our Condensed Consolidated Financial Statements.

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

Contractual Obligations                Payments Due by period
---------------------------------------------------------------------------------------------------------
                                                                                            After 5 years
Fiscal Years                Total          Less than 1 year     1-3 years     4-5 years        2012 and
                                                 2006           2007-2009      2010-2011      thereafter
---------------------------------------------------------------------------------------------------------

Operating leases:         763,023               105,391          657,632           0               0

                     ------------------------------------------------------------------------------------
Total Contractual
 Obligations             $763,023              $105,391         $657,632           0               0
                     ------------------------------------------------------------------------------------



                          COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB 13 "Accounting for Leases". The terms of the leases expire between fiscal years 2006 and 2009. Options to renew for additional terms are included under the lease agreements. During the current period we entered into a lease agreement for our new investment center in Braintree, Massachusetts. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2005:

      Year ending March 31, 2006         $ 105,391
      Year ending March 31, 2007           345,254
      Year ending March 31, 2008           263,581
      Year ending March 31, 2009            48,797
                                         ---------
      Total minimum lease payments       $ 763,023
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

PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

MASSACHUSETTS PROCEEDINGS

     By administrative complaint dated November 16, 2005, the Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") brought an adjudicatory proceeding against Investors Capital Corporation ("ICC") alleging violation of its supervisory obligations under State securities laws in connection with past sales of equity-indexed annuities. The complaint alleges, among other things, that ICC failed to properly supervise associated persons, thereby allowing allegedly unsuitable sales of these insurance products. The complaint, which seeks an order instructing ICC to cease such violations and to pay an unspecified administrative fine, also requests that ICC's registration as a securities broker-dealer in Massachusetts be suspended or revoked, that the firm be censured, and that it be ordered to fairly compensate purchasers of the insurance products for any losses attributable to wrongdoing by ICC.

     ICC filed an answer to the administrative complaint that asserts its defenses, including that it did not recommend, encourage, assist, receive any remuneration from, or have any contemporaneous knowledge of these allegedly unsuitable sales identified in the administrative complaint. Equity-indexed annuities are regulated by the State's Insurance Department, which has approved the sale of upwards of 200 versions of this type of insurance product by a number of insurance companies.

     Based upon statutory provisions and precedent, ICC asserted its position, as argued in our briefs, that these insurance products are not considered to be securities under State and federal laws and regulation or National Association of Securities Dealers (NASD) rules, and that the Division is not empowered to require ICC to supervise the sale of these insurance products by its associated persons. Nonetheless, ICC since the summer of 2005 has been in the forefront of a gathering industry trend, based upon recent NASD guidance, towards voluntarily implementing procedures to supervise the sales of equity-indexed annuities by associated persons.

     An action was commenced by ICC on December 14, 2005 in the State's Suffolk County Superior Court to, among other things, enjoin the administrative proceeding brought by the Division. On January 18, 2006, the court denied a motion by ICC for a preliminary injunction to enjoin said administrative proceeding, citing the need for ICC to exhaust administrative remedies, in other words, seek similar underlying relief in the administrative proceeding itself.


     We are unable to reasonably estimate any possible range of loss related to these proceedings due to their uncertain resolution. However, a conclusion of these matters favorable to the Division could have a material adverse effect on our financial position and results of operations.

     Items 2-5 not applicable.


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

                                       INVESTORS CAPITAL HOLDINGS, LTD.

                                       By:  /s/ Timothy B. Murphy
                                           -------------------------------------
                                            Chief Financial Officer

                                       Date:  February 27, 2006

ITEM 6.EXHIBITS



                                  EXHIBIT INDEX
                                  -------------

             (Exhibits being initially filed with this Form 10-Q/A)




31.1     Certification of Theodore E. Charles pursuant to Rule 13a-14(a)

31.2     Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)

32.1     Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350

32.2     Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350