Form 10-K
period 2006-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2006-06-29
CIK 1001871

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 2006

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

                                      None
                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes{ } No {X}

     The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $6,419,252.

     As of June 26, 2006, there were outstanding 6,131,472 shares of the $0.01 par value per share Common Stock of the registrant.

                       Documents Incorporated by Reference

     Certain portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 08, 2006 are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

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

     These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) losses may be incurred if our investment professionals fail to comply with regulatory requirements; (2) the loss of either Theodore E. Charles or Timothy B. Murphy may adversely affect our business and financial condition through the loss of significant business contacts, which may be difficult to replace; (3) customer fraud could harm our earnings and profits by requiring us to expend time, money and incur actual loss, exposing us to the potential for arbitration; (4) investment professional and employee fraud and misconduct could harm our profits and earnings by causing us to expend time and money, to incur actual loss, and to be exposed to the potential for litigation; (5) any failure to implement and maintain adequate internal controls could severely restrict our profitability through the imposition of regulatory sanctions and fines; (6) involvement in material legal proceedings could have a significant impact on our earnings and profits to the extent that we are found liable in such proceedings; (7) a change in our clearing firm could result in the inability of our customers to transact business in a timely manner due to delays and errors in the transfer of their accounts, which, on a temporary basis, could affect our earnings and profits. See Part I, Item 1A - "Risk Factors".

     Readers are also directed to other descriptions and discussions of risks and uncertainties that may be found in this report and other documents filed by the Company with the United States Securities and Exchange Commission (the "SEC"). We specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

                                     PART I

ITEM 1.  BUSINESS

Overview

     Incorporated in 1995, ICH is a financial services holding company that operates primarily through its subsidiary, ICC, in two segments of the financial services industry:

o Broker-dealer services in support of trading and investment in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities and variable life insurance, including provision of market information, Internet trading, portfolio tracking facilities, records management, and

o Investment Advisory and Asset Management Services, including, until the third quarter of our most recently completed fiscal year, management of two retail mutual funds.

     Financial information pertaining to the Company for the fiscal years ended March 31, 2006, 2005 and 2004 is included in Part II of this document including, without limitation, selected financial data in Item 6 and financial statements and supplementary data in Item 8 thereof.

Broker-Dealer Services

     Investors Capital Corporation

     Investors Capital Corporation ("ICC") is a securities broker-dealer that is registered with the National Association of Securities Dealers ("NASD"), the Securities and Exchange Commission ("SEC"), the Municipal Securities Rule Making Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"). Headquartered in Lynnfield, Massachusetts, the wholly-owned subsidiary of ICH also is duly registered and doing business as a broker-dealer in all 50 states, the Commonwealth of Puerto Rico and the District of Columbia. ICC makes available multiple investment products and provides support, technology and back-office services to a network of approximately 734 independent registered representatives ("representatives"). Commissions and fees derived from the provision of services and products to ICC's registered representatives represented approximately 97.6% of the Company's total revenues for the fiscal year ended March 31, 2006.

     Broker-Dealer Representatives

     Our representatives sell investment products that are securities under federal and state law. Accordingly, they are required to qualify and register as representatives with our broker-dealer subsidiary under federal and state law. Depending upon their activities, they also may be required to qualify and register as investment advisor representatives. Our in-house training programs for representatives emphasize the long-range aspects of financial planning and investment products. We believe that the continuing education and support we provide to our registered representatives enables them to better inform and serve their clients.

     Continuing to add productive registered representatives is an integral part of our growth strategy. We seek to recruit primarily experienced registered representatives who focus on assisting their clients in attaining their long-range financial goals. Once recruited, we focus on enhancing our representatives' professional knowledge, skills and value to their clients. During the fiscal year ended March 31, 2006, our average revenue per registered representative increased more than 33.3% to $90,353 compared to the previous fiscal year, more than offsetting a 7.1% decrease in the number of representatives in our national network.

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

     Compensation to Representatives

     Commission payouts to our registered representatives are negotiated and currently average approximately 82.3% of the gross dealer concession generated from the sale of securities. Pursuant to the terms of our agreement with our registered representatives, and as permitted by current NASD rules, we provide our representatives, or their named beneficiaries, with continuing commissions on pre-existing business in the event of their retirement from the securities industry or death. Representatives grant to us the right to offset against commissions certain losses we may sustain as a result of their actions, omissions and errors. Our agreement with our representatives are terminable by either party with 15 days prior written notice, and do not contain either a confidentiality or non-compete provision.

     Support to Representatives

     We provide a variety of services and products to our representatives to enhance their professionalism and productivity.

     Technology Resources. Advanced technology, including client and corporate Web sites, enable our representatives and their clients to perform many tasks online, including:

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

     Supervision/Compliance. We maintain a strong broker-dealer compliance program. In addition to a sixteen-member home office staff that includes two dedicated compliance attorneys, we retain experienced field supervisors in NASD-recognized Offices of Supervisory Jurisdiction across the country that are charged with compliance responsibilities for defined groups of registered representatives. By positioning these compliance individuals in the field, we are able to reasonably closely supervise and monitor the activities of our representatives, thereby ensuring their commitment to compliance with requisite rules and regulations. Our compliance efforts are further enhanced by in-house computer systems and programs, including routine internal audits to ensure our compliance with anti-money laundering standards and other regulations under the USA Patriot Act.

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

     Clearing. We utilize the services of a clearing firm to clear our transactions on a fee-for-service basis. Our clearing firm processes most of the securities transactions for our account and the accounts of our clients. Services of our clearing firm include billing and credit extension, and control, receipt, custody and delivery of securities. We pay a transaction charge for these services, relying on the operational capacity and the ability of our clearing firm for the orderly processing of security transactions. In addition, by engaging the processing services of a clearing firm, certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws are rendered inapplicable.

     Insurance Operations

     In certain states, a separately licensed insurance entity is required in order for ICC broker-dealer representative to sell certain life insurance and annuity products to their clients. Accordingly, the Company established ICC Insurance Agency, Inc., a wholly-owned subsidiary of ICH that is duly licensed for such purposes in all states in which such licensing is required. All revenue realized by this entity flow through as revenue to ICC.

     ICH Securities

     In March 2005 Investors Capital Holdings Securities, Inc., ("ICH Securities"), a wholly-owned subsidiary of ICH, was formed to hold cash for tax benefit purposes at the state level.

     Investment Center Model

     The Company operates retail investment centers in Topsfield and Braintree, Massachusetts; Portsmouth, New Hampshire; New York, New York and Miami,
Florida. Unlike the arrangement the Company has with its typical independent contractor representative, the Company funds the overhead operational cost of the investment centers and staffs the locations with registered representatives. The investment center representatives are typically on a lower payout schedule intended to offset the overhead costs incurred by the Company. The Company's continued investment in this business model is contingent on the model's sustained growth and profit margin.

     Broker-Dealer Revenue

     Commission revenue generated by ICC during the last three fiscal years was derived from the following activities:

                                  Fiscal Years Ended March 31,
Source of Commission Revenue                              2006    2005    2004
----------------------------                              ----    ----    ----

Sale of mutual funds and unit investment trusts(1):        23%     19%     20%
Sale of variable annuities and variable life insurance:    38%     39%     38%
Sale of individual stocks and bonds:                       22%     23%     25%
Sale of direct participation programs:                     14%     11%      8%
Other activities:                                           3%      8%      9%
Total                                                     100%    100%    100%

     Direct participation programs predominantly involve equity investments in limited partnerships and real estate investment trusts ("REITS"). The increase in sales of this product type was directly correlated to the performance of the oil and gas programs and the real estate market since REITS and oil & gas programs make up 96% of this revenue category. As with other broker dealer products, sales commissions on REITS and oil and gas programs are comprised of a gross dealer concession on the invested amount.

     Commission revenue from our mutual funds and variable annuity products continues to make up most of the revenue source; however, this trend may not continue as our revenue mix becomes more diversified.

     We believe there may be a trend in the future for commissions from stocks and bonds, as a percentage of total commissions, to increase due to our continued recruiting efforts in attracting sophisticated representatives to our firm.

     Investment Advisory Services

     Historically since its inception in 1995, Eastern Point Advisors, Inc. ("EPA"), served as our dedicated investment adviser subsidiary, providing investment advisory services to the investing public through its advisory service programs. These programs, which featured EPA-managed portfolios of load and no-load mutual funds, variable and /or individual securities, were provided to the public through as many as 100 investment adviser representatives. In order to minimize duplication within EPA of needed administrative capabilities that were already possessed by ICC, extensive legal, data processing and other back office services were provided by ICC to EPA in support of these activities.

     The consequent involvement of two separate entities in servicing a single business line resulted in management overlap and other inefficiencies that, in addition to increasing costs, complicated compliance with internal oversight and regulatory filing requirements. Further, these arrangements hindered the full exploitation of ICC's clearing firm's emerging state-of-the-art trading and asset management technology platform to provide superior asset management services to representatives and their customers, such as portfolio performance reporting and account rebalancing.

     To address these structural problems, management determined to transition the bulk of EPA's advisory services to ICC, which commenced operations as a registered investment adviser in November 2003 doing business as Investment Capital Advisory Services ("ICA"). The transfer of EPA-managed assets to ICA Management commenced in fiscal year ended 2004 and was completed in fiscal year ended 2006.

     Additionally, ICA has been encouraging movement away from centralized delivery of advisory services to a more personalized delivery system that emphasizes close, technology-enabled interaction between independent representative and customer that can lead to more agile decision making and enhanced customer satisfaction and program participation. In support of this new business model, ICA has focused on recruiting additional registered investment adviser representatives and increasing the qualifications, technical competence and motivation of existing representatives. As of March 31, 2006, ICA had 349 registered investment advisors, for a 21.6% increase over the year earlier complement.

     (1) Sale of mutual funds includes both sales of mutual funds through direct "check and application" and sales from our trading platform.

     The success of these initiatives is reflected in the fact that the market value of assets under management by the Company as of March 31, 2006 rose to $313.80 million, representing a 129% increase over the market value two years earlier. The maximum annual fee charged for by ICA for these services is 2.9% of market value, which is paid by the customer in quarterly installments. Revenue from ICA and EPA asset management services totaled $5.15 million for the fiscal year ended March 31, 2006, or approximately 7.60% of total Company revenues for that period.

     Currently, EPA's business operations are limited to third party service agreements assisting in the conversion of investor representatives to the current ICA business model. EPA no longer has any licensed representatives other than its principals.

     Retail Mutual Funds

     The Company ceased its mutual fund management services, which had been provided by EPA, during the third quarter of the most recent fiscal year. Management believed the risk/reward equation was beginning to shift away from the reward side as a result of increased costs to maintain their two funds, the Eastern Point Advisors Capital Appreciation Fund (previously named the Twenty
Fund) and the Eastern Point Advisors Rising Dividend Growth Fund. Primarily, these increased costs were related to legal costs to meet new reporting and compliance requirements. In addition, management believed that providing mutual fund management services was straying from our core business of recruiting and providing quality customer service and technology to the firm's base of highly sophisticated financial representatives.

     On October 24, 2005 Eastern Point Advisors, Inc. ("EPA"), a wholly-owned subsidiary of ICH, entered into a definitive agreement (the "Transition Agreement") with Dividend Growth Advisors, LLC ("DGA"). Pursuant to the Transition Agreement, EPA agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the "Trust") effective October 18, 2005 to permit the appointment by the Trust of DGA to supersede EPA as the Trust's investment advisor. EPA had served since 1999 as investment advisor for the Funds, which are sponsored by the Trust, and DGA had provided investment advisory services to the Trust since 2004 pursuant to a subcontract with EPA. DGA entered into a new advisory agreement directly with the Trust.

     Investment Advisor Representatives

     Each of our investment adviser representatives must satisfy the state licensing requirements in the states in which they operate prior to their clients utilizing our investment advisory services. As of March 31, 2006 ICA had approximately 349 investment adviser representatives registered with the various state securities departments.

     Asset Allocation Strategy

     These registered investment advisors (RIA) provide advisory services through asset allocation in our representative-direct program where the asset allocation is performed directly by the independent representative. 1760 investors participated in this program as of March 31, 2006. Also we had 933 investors in our other advisory services programs where asset allocation is performed by ICA as the advisor.

     This asset allocation strategy is based on the principle that, by investing in a combination of asset classes, risk may be reduced while seeking enhanced returns. By combining asset classes that typically do not fluctuate in tandem, the volatility of the customer's investment portfolio may be lowered while, at the same time, providing the opportunity for possible increased long-term returns. The Company utilizes the following steps in implementing this asset allocation strategy for each individual customer:

     We determine the customer's risk tolerance, investment goals, age, time horizon, investment experience and financial and personal circumstances using detailed questionnaires that are completed during personal interviews. Based upon these facts, we recommend an overall investment allocation consisting of a suggested percentage of stocks, bonds, cash and/or other investment products.

     Should the customer agree with the recommended overall investment allocation, we then select what we believe to be appropriate investment vehicles for the particular customer from a universe of mutual funds, variable annuities and individual securities and other investment products.

     Following implementation of the recommended portfolio, we monitor portfolio performance, communicate the model's performance to the client quarterly, and make portfolio changes based upon performance, the customer's financial situation, goals and risk tolerance and other relevant factors.

     Fee-Based Compensation Structure

     As required by the Investment Advisers Act of 1940, compensation for investment advisory services is based on an annual fee calculated as a percentage of total assets under management rather than a transaction-based commission or performance fee.

Our Strategy

     Key elements to achieve our corporate objectives include:

     Increase brand awareness. We plan to increase our brand recognition to attract new clients and representatives. We are executing a comprehensive marketing plan to attract more clients and experienced representatives, build market awareness, educate the investing public and maintain customer loyalty through direct marketing, advertising through our marketing department, use of our Web site, various public relations programs, Web and live seminars, print advertising, radio, and television air time. In addition, we have committed to opening Company-operated offices in selected strategic locations across the country.

     Provide value-added services to our clients. We continue to provide our clients with access to a pool of well-trained representatives, access to up-to-date market and other financial information, and direct access to our trade desk that is online with various stock exchanges and institutional buyers and sellers. We will also continue to provide trading before and after traditional market hours to our clients.

     Create technologically innovative solutions to satisfy client needs. We continue our active efforts in pursuing additional technologies to service the rapidly evolving financial services industry. Specifically, we are enhancing our Web site to augment our clients' ability to trade equity securities more efficiently via the Internet, monitor on-line the history and current status of their accounts at any time and access all types of financial and other information to enhance their situations. Also, we have developed personalized Internet Web sites for our representatives to provide their clients, through the use of passwords and firewalls, a secure and private interface directly to our proprietary Web site. This allows these clients to perform market research, buy and sell securities on-line, monitor their accounts and utilize financial calculators.

     Provide technological solutions to our representatives. We believe that it is imperative that we continue to utilize state-of-the-art technology from our clearing firm. This will enable our employees and independent registered representatives to effectively facilitate record and measure business activity in a timely and efficient manner. By continuing our commitment to provide this technology platform to process business, we believe that the Company can achieve economies of scale and potentially reduce the need to hire additional personnel.

     Build and expand our corporate presence. We plan to continue expanding our branch office locations to strategically situated metropolitan locations throughout the United States. We have expanded in Massachusetts, New York, New Hampshire, California and Florida. We also continue to explore strategic alliances, acquisitions and other opportunities to provide our clients with the best possible services and products.

     Expand our product and service offering through strategic relationships. We continue to actively pursue alliances with various companies to increase trading volume, capitalize on cross-selling opportunities, create additional markets for our asset management programs and mutual fund sales, take advantage of emerging market trends and create operational efficiencies and further enhance our name recognition. We have no present agreements, plans, arrangements or understandings regarding any acquisitions and have not identified any specific criteria that such acquisitions must meet.

     Competition

     Our competitors vary in size, scope and breadth of services offered. We encounter direct competition from numerous established full-commission and discount brokerage firms that have electronic brokerage services and full research capabilities. We also encounter competition from insurance companies with securities brokerage subsidiaries, financial institutions, mutual fund sponsors and others who utilize financial services representatives paying their own office costs and expenses.

     Some competitors of our broker-dealer and investment advisory services have greater financial, technical, marketing and other resources than we and certain of our competitors also offer a wider range of services and financial products and have greater name recognition and more extensive client bases.

     We believe that our ability to compete in the broker-dealer and investment advisory segments of our business depends upon many factors both within and outside our control, including:

o Our ability to attract and retain a network of experienced investment professionals
o The effectiveness, ease of use, performance of our technology, services and overall client satisfaction.
o    The price and quality of our services
o    The volatility of financial markets and the world economy
o    Our ability to service our clients effectively and efficiently
o    Our reputation in the financial services industry

Our Process

     Check and Application

     The majority of transactions are conducted through a check and application process whereby a check and an investment company's particular product application is delivered to us for processing. This includes principal review and submission to the investment company.

     Online Trading

     Through the use of our remote electronic entry trading platform registered representatives can efficiently submit a wide range of security investment products online.

     Bond Trading

     The Company's fixed-income trading desk uses a network of regional and primary dealers to execute trades across all fixed-income assets classes. The desk also utilizes several dealer-only electronic services that allow the desk to offer inventory and to execute trades.

     Asset Allocation

     Allocation Asset services are available through Investors Capital Advisory, the Company's registered investment advisor subsidiary. The allocation services, for the most part, are conducted through our on-line trading platform. The other allocation services are performed with the fund company directly.

How We Are Regulated

     Broker-Dealer Regulation

     The securities industry is subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for administering the federal securities laws that apply to broker-dealers. ICC is a broker-dealer registered with the SEC. Under the Securities Exchange Act of 1934, every registered broker-dealer that conducts business with the public is required to be a member of and subject to the rules of NASD.

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

     The SEC and other regulatory bodies in the United States have rules with respect to net capital requirements that affect our broker-dealer subsidiary. These rules are designed to ensure that broker-dealers maintain adequate capital in relation to their liabilities, types of securities business conducted and the size of their customer business. These rules have the effect of requiring that a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration with the SEC and suspension and expulsion by the NASD and other regulatory bodies, and ultimately may require its liquidation. The rules could restrict underwriting, trading activities, our ability to withdraw capital, pay dividends, pay interest on and repay the principal of any debt, among other matters.

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

     As a registered investment adviser under the Investment Advisors Act of 1940, EPA and ICA are subject to regulations that cover various aspects of their business, including compensation arrangements. Under the Advisers Act, every investment advisory agreement with clients must expressly provide that such contract may not be assigned by the adviser without the consent of the client. Under the Investment Company Act of 1940, every investment adviser's agreement with a registered investment company must provide for the agreement's automatic termination in the event it is assigned. Under both the Advisors Act and the Investment Company Act, an investment advisory agreement is deemed to have been assigned when there is a direct or indirect transfer of the Agreement, including a direct assignment or a transfer of a "controlling block" of the adviser's voting securities or, under certain circumstances, upon the transfer of a "controlling block" of the voting securities of its parent corporation. A transaction is not, however, an assignment under the Advisers Act or the Investment Company Act if it does not result in a change of actual control or management of the investment adviser. Any assignment of the Company's investment advisory agreements would require, as to any registered investment company client, the approval of a majority of its shareholders, and as to other advisory clients, the consent of such clients to such assignments.

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

     The recent industry increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies. The applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is also uncertain and may take years to resolve. Finally, as our services are available over the Internet in multiple states, and as we have numerous clients residing in these states, these jurisdictions may claim that we are required to qualify to conduct business as a foreign corporation in each such state. While ICC currently is registered as a broker-dealer in all 50 states, Puerto Rico and the District of Columbia, we are qualified to conduct business as a foreign corporation in only a few states. Failure by our company to qualify as a broker-dealer in other jurisdictions or as an out-of-state or "foreign" corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify. Our business could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the applications of existing laws and regulations to the Internet and other online services.

     Employees

     As of March 31, 2006, we had 83 full-time employees, the majority of which are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements with other individuals on an as-needed basis to assist with programming and developing proprietary technologies.

     Available information

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information filed with the Commission by the Company can be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission located at http://www.sec.gov.

     Our Web site address is http://www.investorscapital.com. We make available free of charge on or through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC. All such documents are also available in print at no charge to any shareholder who requests them in writing to Darren Horwitz, Manager Corporate Communications, 230 Broadway East, Lynnfield, MA 01940.

ITEM 1A.  RISK FACTORS

     An investment in ICH common stock involves risk. Current and prospective investors should consider carefully the following risk factors, in addition to the other information contained in this and other reports and documents filed by us with the SEC, including documents incorporated herein by reference, before making decisions to purchase, hold or sell ICH common stock.



Any failure of our investment professionals to comply with regulatory requirements may cause us to incur losses or suffer substantial harm to our business and operations.

     Our investment professionals are required by law to be licensed with our subsidiaries as registered broker-dealer representatives and/or investment adviser representatives and solicitors. Pursuant to these requirements, these investment professionals are subject to our supervision in the area of compliance with applicable federal and state securities laws, rules and regulations, as well as the rules and regulations of self-regulatory organizations such as the NASD. The violation of any regulatory requirements by us or our investment professionals could jeopardize our broker-dealer or investment adviser license and could subject us to fines and liability to customers. As an example, a pending administrative complaint brought by the Massachusetts Securities Division alleges that our broker-dealer subsidiary violated its supervisory obligations in connection with sales of equity-indexed annuities by certain of its independent representatives. The complaint seeks, among other things, a fine, restitution of customer losses and suspension or revocation of the firm's Massachusetts broker-dealer license. An adverse disposition of this proceeding, which is being vigorously contested by the Company, could have a material adverse effect on our financial position and results of operations.



Any loss of key personnel could adversely affect our business and financial condition through the loss of significant business relationships that may not be easily recreated.

     Our success is largely dependent on the skills, experience and performance of certain key personnel, particularly Theodore E. Charles, our chairman, chief executive officer and president whose long-term relationships with our investment professionals and business partners has been and continues to be the driving force to our company's success, and Timothy B. Murphy, our executive vice president, treasurer and chief financial officer as well as the president of our broker-dealer subsidiary. The loss of Messrs. Mr. Charles and/or Murphy or other senior management could have an adverse effect on our business, financial condition and results of operations.



Consumer fraud could harm our earnings and profits by requiring us to expend time and money and exposing us to financial loss and the potential for arbitration or other legal proceedings.

     We are constantly exposed to the risk of significant losses as a result of customer fraud. Activities such as authorizing trades and not accepting those trades if anticipated stock movement is not achieved; paying for transactions with bad funds; improperly stating investment experience, net worth, income amount and tolerance for risk, could result in the expenditure of time, money and actual loss, with the latter exposing us to the potential for arbitration.



Actual or alleged fraud and misconduct by investment professionals and employees has resulted in and exposes us to an ongoing potential for litigation and regulatory sanctions that could substantially harm our business and results of operations.

     Employees and investment professionals constantly expose us to the risk of significant losses as a result of employee errors, investment professional misconduct and fraud. Such misconduct could include binding us to transactions that exceed authorized limits or present unacceptable risks, or hiding from us unauthorized, unsuccessful or improper activities. It is not always possible to deter employee or independent contractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

Any failure to maintain adequate internal controls could result in regulatory sanctions that could result in substantial fines and could restrict our ability to make money.

     In the past our broker-dealer subsidiary had not been in compliance with its required net capital reserve because of an accounting oversight relating to under-accrued commissions. These under-accrued commissions occurred in the last five days of a month where the receipt of income did not have a corresponding commission payable expense item applied against it. We made a capital infusion into our broker-dealer subsidiary in the amount of $200,000 in order to correct the net capital deficiency and, at the same time, notified the regulatory authorities of the net capital problem and our corrective action. No regulatory action was taken against our broker-dealer subsidiary. Any similar or other failure to maintain adequate accounting procedures and internal controls could result in regulatory sanctions being applied against our broker-dealer subsidiary, which sanctions could severely restrict our activities, require us to pay substantial fines and limit our ability to make money.



We are routinely involved in legal proceedings that can burden our resources and pose an ongoing risk of adverse dispositions that could negatively impact our earnings and profits.

     By the nature of our business, we are continually involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business. At March 31, 2006, the Company was the co-defendant in several lawsuits with claims totaling approximately $4.10 million. Although we currently have insurance that may limit our exposure in these cases, if we are found liable in material amounts in these or other legal proceedings, such eventuality may result in restricting the availability and/or increasing the cost of insurance against such risks and may have a significant adverse effect on our earnings and profits.



Any change in our clearing firm could result in our inability to process transactions in a timely manner which could adversely affect our business operations and profits.

     Our current clearing agreement is with Pershing, which processes most of the securities transactions for our account and the accounts of our customers. We also rely on our clearing firm for our Internet securities trading activities, which is a growing portion of our business. Our agreement with Pershing may be terminated by either party on ninety days written notice. A change in our clearing firm could result in the inability of our customers to transact business in a timely manner due to delays and errors in the transfer of their accounts, which, on a temporary basis, could affect our earnings and profits.



Management's ownership of our common stock assures their control of most corporation actions requiring a shareholder vote.

     The Company's executive officers beneficially own in the aggregate a majority of the Company's common stock. Accordingly, they collectively are able to determine the outcome of virtually all corporate actions requiring approval by the stockholders of the Company, including, without limitation, the election of directors and the approval of the sale of the Company or its assets.



We face vigorous competition.

     The financial industry segments in which the Company and its subsidiaries operate are highly competitive, and many of our current and potential competitors have considerably greater financial, technical, marketing and other resources than are available to us.



The price of our common stock may continue to be volatile.

     The market price of our common stock has fluctuated substantially in the past including during the last twelve months. The price of our common stock may be subject to fluctuations in the future in response to operating results, regulatory and other legal proceedings, general market movements and other factors. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock.



Any market decline could adversely affect our revenues and earnings.

     Because our revenues and earnings are derived from investments made by consumers, a substantial market decline, similar to the period after September 11, 2001, can impact the investment decisions made by consumers. Our market is speculative and is subject to volatility as a result of unfortunate events.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth, as of June 29, 2006, certain information with respect to each of the executive officers of ICH:

     Theodore E. Charles, age 63, principal executive officer. A founder of Investors Capital Holdings, Mr. Charles has served as the Company's chairman of the board, chief executive officer and president since its inception in 1995. Mr. Charles also has served as the chief executive officer of our subsidiaries, Investors Capital Corporation ("ICC") and Eastern Point Advisors, Inc ("EPA") since their founding in 1994 and 1995, respectively. Mr. Charles served on the Board of Directors of Revere Savings Bank of Massachusetts from 1997 to 2001 and served on the Advisory Board of Danvers Savings Bank from 2001 to 2003. Mr. Charles currently holds various securities licenses, including series 6, 63, 7 and 24, has been a member of the Financial Planning Association since 1985 and formerly served as Chairman of the Shareholder Advisory Board of Life USA Insurance Company.

     Timothy B. Murphy, age 41, principal financial officer and principal accounting officer. A founder of the Company, Mr. Murphy has served as executive vice president, treasurer and chief financial officer of the Company since its inception, and as president of its subsidiaries, ICC and EPA, since their respective inceptions. He entered the securities industry in 1991 as an operations manager in the Boston regional office of Clayton Securities. By 1994, he was serving as compliance officer of Baybanks Brokerage and a vice president of G.R. Stuart & Company, another brokerage firm. Mr. Murphy holds various securities licenses including series 4, 7, 24, 27, 53, 63 and 65.

     Steven C. Preskenis, age 36. Mr. Preskenis has served as Chief Operating Officer of ICC, and has performed similar policy-making functions for ICH, since February 2006. Mr. Preskenis, who joined the Company in August 2000 as a compliance attorney, also has served as General Counsel of ICC, and has performed similar functions for ICH, since March 2003, and has served as Secretary of ICH since September 2005. Prior to joining ICC in August 2000, Mr. Preskenis served as an Alternative Dispute Resolution attorney with John Hancock Life Insurance Company commencing in 1998. Mr. Preskenis is a member of the Massachusetts Bar and a graduate of Suffolk University Law School.

ITEM 2.  PROPERTIES.

     Our principal executive offices are located in a 9,068 square foot facility at 230 Broadway East, Lynnfield, Massachusetts 01940. This facility is comprised of several office condominiums owned by different entities, which lease the office space to the Company. A portion of the space which is leased to the Company, including ICC and EPA, is owned by Arlsburg Trust, the trustee of which is the principal stockholder of ICH, and Investors Realty, LLC, the principal member of which is the principal stockholder of ICH. The remainder is leased from an unrelated entity. The combined current annual rent was $271,121 and is comparable to current market rates for similar space in our geographic area. The leases expired in March 2005 and were subsequently renewed for a three year period expiring on March 31 2008. In addition, the Company leases office space from the Arlsburg Trust for its investment center located in Topsfield, Massachusetts. Rent expense for the investment center was $36,000 for the year ended March 31, 2006. ICC leases an additional 1,832 square feet of office space from Investors Realty, LLC at fair market value. The Company has leases from unrelated parties for its investment centers located in Portsmouth, New Hampshire; Manhattan, New York; Braintree, Massachusetts; and Miami, Florida. The rent expense for these investment centers for the year ended March 31, 2006 totaled $49,606.

ITEM 3.  LEGAL PROCEEDINGS.

     By administrative complaint dated November 16, 2005, the Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") brought an adjudicatory proceeding (the "Massachusetts Proceedings") against ICC alleging violation of ICC's supervisory obligations under State securities laws in connection with certain past sales of equity-indexed annuities. The complaint alleges, among other things, that ICC failed to properly supervise associated persons, thereby allowing allegedly unsuitable sales of these insurance products. The complaint, which seeks an order instructing ICC to cease such violations and to pay an unspecified administrative fine, also requests that ICC's registration as a securities broker-dealer in Massachusetts be suspended or revoked, that the firm be censured, and that it be ordered to fairly compensate purchasers of the insurance products for any losses attributable to wrongdoing by ICC.

     In its vigorous self-defense, ICC vehemently denies any wrongdoing and has filed an answer to the administrative complaint that asserts its defenses, including that it did not recommend, encourage, assist, receive any remuneration from, or have any role in or contemporaneous knowledge of the allegedly unsuitable sales identified in the administrative complaint. Equity-indexed annuities are regulated by the State's Insurance Department, which has approved the sale of upwards of 200 versions of this type of insurance product by a number of insurance companies.

     Based upon statutory provisions and precedent, ICC has asserted its position that these insurance products are not considered to be securities under State and Federal laws and regulation or National Association of Securities Dealers (NASD) rules, and that the Division is not empowered to require ICC to supervise the sale of these insurance products by its associated persons. Nonetheless, ICC since the summer of 2005 has been in the forefront of a gathering industry trend, based upon recent NASD guidance, towards voluntarily implementing procedures to supervise the sales of equity-indexed annuities by associated persons.

     We are unable to reasonably estimate any possible range of loss related to these proceedings due to their uncertain resolution. However, a conclusion of these matters favorable to the Division could have a material adverse effect on our financial position and results of operations.

     The Company operates in a highly litigious and regulated business and, as such, is a defendant or codefendant in various other lawsuits and arbitrations additional to the Massachusetts Proceedings that are incidental to our securities business. The Company is vigorously contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainty routine in these matters. For the majority of pending claims, the Company's errors and omissions (E&O) policy limits the maximum exposure in any one case to between $75,000 and $100,000 and, in certain of these cases, the Company has the contractual right to seek indemnity from related parties. Management, in consultation with counsel, believes that resolution of pending litigation will not have a material adverse effect on the consolidated financial results of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of Security Holders of ICH during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     ICH's common stock has been trading on The American Stock Exchange (AMEX) under the symbol "ICH" since February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of June 26, 2006, there were 6,131,472 shares outstanding.

     The following table presents the high and low closing prices for the common stock of ICH on the AMEX for the periods indicated.

                                                              High      Low
                                                              ----      ---
         Fiscal 2006
         January 1, 2006 through March 31, 2006              $3.24    $2.20
         October 1, 2005 through December 31, 2005           $4.01    $3.00
         July 1, 2005 through September 30, 2005             $4.53    $3.71
         April 1, 2005 through June 30, 2005                 $4.99    $4.03

         Fiscal 2005
         January 1, 2005 through March 31, 2005              $5.51    $3.91
         October 1, 2004 through December 31, 2004           $4.79    $3.40
         July 1, 2004 through September 30, 2004             $5.06    $4.27
         April 1, 2004 through June 30, 2004                 $5.65    $4.10


     Investors Capital Holdings, Ltd. paid a $.02/share dividend on May 16, 2005 for shareholders of record as of May 2, 2005. A $0.04/share dividend was declared on May 12, 2006 for shareholders of record dated June 15, 2006. This dividend will be paid on June 29, 2006.

     Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. See Regulation and Management's Discussion and Analysis--Liquidity and Capital Resources, included elsewhere in this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain selected historical consolidated financial data. The selected income statement data for each of the three years ended March 31, 2006, 2005 and 2004 and balance sheet data as of March 31, 2006 and 2005 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, also included elsewhere in this Form 10-K. The following selected income statement data for the years ended March 31, 2003 and 2002 and balance sheet data as of March 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements not included herein. The following selected consolidated financial data has been prepared in accordance with accounting principals generally accepted in the United States of America. Due to certain reclassifications, commission and advisory fee income has changed from the amounts reported in previous SEC filings; however, these reclassifications did not change the information presented for the comparative years mentioned above.

                                                                       For the Years Ended March 31,
                                                 2006             2005             2004             2003             2002
                                                 ----             ----             ----             ----             ----

Income Statement Data:

Total Revenues                                   $67,978,868      $55,165,534      $48,964,074      $34,797,047      $29,519,260

Operating Income                                    $895,188         $959,654       $1,439,657         $311,799         $160,368

Operating Income per share, basic                      $0.16            $0.17            $0.25            $0.06            $0.03

Operating Income  per share, diluted                   $0.15            $0.17            $0.25            $0.05            $0.03

Net Income                                          $449,638         $619,109         $790,413         $115,891           $4,137

Net Income (loss) per share, basic                     $0.08            $0.11            $0.14            $0.02            $0.00

Net Income (loss) per share , diluted                  $0.08            $0.10            $0.14            $0.02            $0.00

Weighted average common shares
outstanding, basic                                 5,766,686        5,735,287        5,720,843        5,717,380        5,717,931

Weighted average common shares
outstanding, diluted                               5,911,029        5,922,204        5,877,075        5,790,060        5,818,695

Cash dividends declared per share                      $0.02                -                -                -                -


                                                                             As of March 31,
                                                 2006             2005             2004             2003             2002
                                                 ----             ----             ----             ----             ----

Balance Sheet Data:

Total assets                                     $15,325,827      $14,109,638      $13,388,879      $10,642,940      $10,114,532

Shareholders' equity                             $10,586,083      $10,182,783       $9,404,939       $8,248,640       $8,057,066

Shares outstanding                                 5,790,361        5,753,463        5,727,713        5,717,380        5,717,380

Equity per share at end                                $1.83            $1.77            $1.64            $1.44            $1.41

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis reviews our consolidated financial condition as of March 31, 2006 and 2005, the consolidated results of operations for the years ended March 31, 2006, 2005 and 2004 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

     Forward-Looking Statements

     The reader is urged to read the information contained in the "Forward-Looking Statements" and "Risk Factors" sections at the beginning of this report for a discussion of the use of forward-looking statements in this report as well as risks and uncertainties in attempting to predict our future performance based upon such statements.

     Overview

     We are a financial services holding company that, primarily through our subsidiaries, provides broker-dealer, investment advisory, asset management, financial planning, insurance and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by one or more of such external factors.

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

     Revenue Recognition

     The Company has established revenue recognition policies for each of the following income item areas: Mutual Funds/Variable Annuities, . Administration fees on Errors and Omissions Insurance ("E&O") and Renewals, Advisory Fees and Trading Revenue. A description of the revenue recognition process related to each category is presented below. The revenue recognition policies the Company maintains are in compliance with SEC Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition in Financial Statements".

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

     Advisory Fees. Our advisory fees are based on the amount of assets managed per the ADV agreement between the advisor and the advisor's client. These revenues are recorded quarterly as and when billed and are calculated on the quarter ending market value. The Company recognizes advisory fee income at the end of each quarter on fees billed for services performed during that quarter.

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

     Advisory fees from our mutual funds. As disclosed in the respective mutual funds' prospectuses, the Company has attempted to recoup all waived advisory service fees within a three-year period. If management believed that the likelihood of collecting that receivable within the three-year period was doubtful, then the Company provided for an allowance in accordance with SFAS No.
5. Determinations whether to write off such fees were made annually. Effective October 18, 2005, the Company no longer provides advisory services to mutual funds and is entitled to payment of all previously waived advisory fees by its successor as fund advisor. See "Note 3. Note Receivable - Sale of Asset."

     Advisory Fees on Asset Managed Accounts. Uncollected balances are written off before the subsequent quarter billing.

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

     Capitalized Software

     We capitalize certain software development costs that meet established criteria, in accordance with Statement of Position 98.1. "Accounting for costs of computer systems developed or obtained for internal use."

     Off Balance Sheet Risk

     The Company is engaged in various trading and brokerage activities whose counterparties primarily include the general public. In the event that counterparties do not fulfill their obligations, the Company may be exposed to risk. Securities sold, but not yet purchased, represent obligations of the Company to purchase the security in the market at the prevailing prices to the extent that the Company does not already have the securities in its possession. Accordingly, these transactions result in off-balance sheet risk when the Company's satisfaction of the obligations exceeds the amount recognized in the balance sheet. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standings of each counterparty with which it conducts business. Commission receivables from one source were 21.30% and 20.51% of total receivables for the years ended March 31, 2006 and 2005, respectively.

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

Results of Operations

Results of Operations:

Comparative Consolidated Statements of Income
                                                                                  Percent of Revenue       Percent Change
                                                                                ------------------------ -------------------
                                               Year Ended March 31,               Year Ended March 31,      2006     2005
                                   -------------------------------------------- ------------------------
                                       2006           2005           2004         2006    2005    2004    vs. 2005 vs. 2004
                                       ----           ----           ----         ----    ----    ----    -------- --------
Revenues:
Commission                          $ 60,028,731   $ 48,660,052   $ 44,831,827   88.30%  88.20%  91.56%     23.36%    8.54%
Advisory                               5,147,907      3,702,556      2,288,658    7.57%   6.71%   4.67%     39.04%   61.78%
Other fee income                       1,142,454      1,189,737        673,418    1.68%   2.16%   1.38%     -3.97%   76.67%
Marketing revenue                      1,013,828      1,140,098        836,428    1.49%   2.07%   1.71%    -11.08%   36.31%
Other income                             645,948        473,091        333,743    0.96%   0.86%   0.68%     36.54%   41.75%


                                   --------------------------------------------
Total Revenue                         67,978,868     55,165,534     48,964,074  100.00% 100.00% 100.00%     23.23%   12.67%
                                   ============================================


Commission and advisory fees          54,609,596     44,025,004     39,295,954   80.33%  79.81%  80.25%     24.04%   12.03%

Gross Profit                          13,369,272     11,140,530      9,668,120   19.67%  20.19%  19.75%     20.01%   15.23%

Operating Expenses:

Advertisement and marketing              895,658        763,192        611,435    1.32%   1.38%   1.25%     17.36%   24.82%
Communications                           603,964        536,386        419,749    0.89%   0.97%   0.86%     12.60%   27.79%
                                   --------------------------------------------


Selling Expenses                       1,499,622      1,299,578      1,031,184    2.21%   2.36%   2.11%     15.39%   26.03%

Compensation and benefits              6,344,945      5,713,028      4,569,398    9.33%  10.36%   9.33%     11.06%   25.03%
Regulatory, legal and professional     2,965,689      1,527,256      1,028,901    4.36%   2.77%   2.10%     94.18%   48.44%
Occupancy                                695,003        585,646        474,998    1.02%   1.06%   0.97%     18.67%   23.29%
Other administrative expenses            968,825      1,055,368      1,123,982    1.43%   1.91%   2.30%     -8.20%   -6.10%
                                   --------------------------------------------


Administrative Expenses               10,974,462      8,881,298      7,197,279   16.14%  16.10%  14.70%     23.57%   23.40%

Total Operating Expenses              12,474,084     10,180,876      8,228,463   18.35%  18.46%  16.81%     22.52%   23.73%
                                   ============================================


Operating Income                         895,188        959,654      1,439,657    1.32%   1.74%   2.94%     -6.72%  -33.34%

Other Expense:
Interest expense                          47,782         40,440         39,326    0.07%   0.07%   0.08%     18.16%    2.83%
Gain on sale of asset                     23,560              -              -    0.03%   0.00%   0.00%       N/A      N/A
Loss on disposal of equipment                  -         31,072              -    0.00%   0.06%   0.00%       N/A      N/A
Total other expense                       24,222         71,512         39,326    0.04%   0.13%   0.08%    -66.13%   81.84%
                                   ============================================


Income before taxes                      870,966        888,142      1,400,331    1.28%   1.61%   2.86%     -1.93%  -36.58%
Provision for income taxes               421,328        269,033        609,918    0.62%   0.49%   1.25%     56.61%  -55.89%
                                   --------------------------------------------


Net Income                          $    449,638   $    619,109   $    790,413    0.66%   1.12%   1.61%    -27.37%  -21.67%
                                   ============================================

                                                                                                                  2006        2005
                             2006         2005         2004     2006    2005    2004    2006    2005    2004    vs. 2005    vs. 2004
                             ----         ----         ----     ----    ----    ----    ----    ----    ----    --------    --------

Gross Margin:
Commission -
Mutual Funds,
Variable Annuities,
 etc.                  $4,950,592   $4,467,235   $4,299,936   12.01%  13.20%  13.00%  37.03%  40.10%  44.48%      10.82%       3.89%

Commission -
Trading                 3,638,391    2,050,086    2,484,005   19.71%  14.40%  21.80%  27.21%  18.40%  25.69%      77.48%     -17.47%

Commission -
Insurance Products        281,489      342,978      173,347   95.77%  98.30%  72.00%   2.11%   3.08%   1.79%     -17.93%      97.86%

Commission -
Underwriting                6,907       17,766       31,861   10.00%  15.30%  24.20%   0.05%   0.16%   0.33%     -61.12%     -44.24%

Advisory Services
and Administration
Fees                    2,005,401    1,647,048    1,147,176   37.50%  42.60%  45.50%  15.00%  14.78%  11.87%      21.76%      43.57%

Licensing                 911,692    1,004,307      340,283  100.00% 100.00% 100.00%   6.82%   9.01%   3.52%      -9.22%     195.14%

Marketing               1,013,828    1,140,098      836,428     n/a     n/a     n/a    7.58%  10.23%   8.65%     -11.08%      36.31%

Other income              560,972      471,012      355,084     n/a     n/a     n/a    4.20%   4.24%   3.67%      19.10%      32.65%
                      --------------------------------------


Total Gross Margin    $13,369,272  $11,140,530   $9,668,120   19.70%  20.20%  19.70% 100.00% 100.00% 100.00%      20.01%      15.23%
                      ======================================


Fiscal Year Ended March 31, 2006 Compared with Fiscal Year Ended March 31, 2005:
-------------------------------------------------------------------------------

     Revenues

     Our revenues rose $12.81 million, or 23.2%, to $67.98 million despite the effects on the economy of increases in interest rates and energy prices. Revenues from commissions increased by $11.37 million or 23.4% for the current period compared to the prior period. Advisory services revenue also increased by $1.45 million or 39.0% between the same comparative periods. The significant increase in our revenues reflects general revenue growth in the diversified investment sector of the financial services industry as well as other factors discussed below.

     Revenue growth continues to be supported by our efforts in recruiting sophisticated and experienced representatives who are qualified and likely to engage in brokerage services. We had a 19.82% increase in recruitment of new representatives during fiscal year ended March 31, 2006 compared to the prior year. Revenue growth from these new recruits generated a $2.20 million or 90.80% increase in corresponding revenues.

     Revenues of $1.22 million or 55.29% of this $2.20 million increase, and 44.16% of all current period revenues from representatives, were derived from trading or brokerage services. Our progress in recruiting representatives who are qualified and likely to engage in trading services have resulted in a 145.78% increase in trading services revenue from new recruits for the year ended March 31, 2006 compared to the fiscal year ended March 31, 2005.


                                                                          2006             2005    2006 vs. 2005    2006 vs. 2005

Product Type
------------
Mutual Funds, Variable Annuities, Direct Participation
 Programs, Other                                                    $2,186,700       $1,293,029         $893,671           69.11%
Trading Services (brokerage)                                         2,054,522          835,935       $1,218,587          145.78%
Advisory Services                                                      390,164          298,421          $91,743           30.74%
                                                                ---------------  ---------------  ---------------  ---------------

Total                                                               $4,631,386       $2,427,385       $2,204,001           90.80%
                                                                ===============  ===============  ===============  ===============

Representatives Recruited                                                  133              111               22           19.82%



     Commissions. Commissions from variable annuities and trading made up the largest increase in commission revenue. Variable annuities and trading commissions represented $7.68 million or 67.53%, of the increase during the current period when compared to the prior period. Also, commissions from direct participation programs, which predominantly include REIT's (Real Estate Investment Trusts) and oil and gas programs increased by $2.71 million or 47.28%.



                                                                                                              Percentage
                                                                                          Percent of Total     Increase
Product Type                                     2006             2005     2006 vs 2005       Increase       2006 vs 2005
Variable Annuities                      $  22,766,073    $  19,300,208    $   3,465,865           30.49%           17.96%
Trading (brokerage)(1)                     18,457,135       14,245,778        4,211,357           37.04%           29.56%
Mutual Funds                                8,665,442        7,874,316          791,126            6.96%           10.05%
Direct Participation Programs               8,436,466        5,728,231        2,708,235           23.82%           47.28%
Other                                       1,703,615        1,511,519          192,096            1.69%           12.71%

                                       ---------------  ---------------  ---------------  ---------------  ---------------
Total Commission Revenue                   60,028,731       48,660,052    $  11,368,679          100.00%           23.36%
                                       ===============  ===============  ===============  ===============  ===============

-------------------------------------
1. Revenue designated as Trading (brokerage) includes revenue from mutual funds sold through our trading platform.


     Although commissions from variable annuities comprise the largest component of commission revenue, the Company's revenue base has been shifting toward the brokerage area, which represented 37.04% of the total increase in commission revenues. An increasing number of our representatives conduct their business in brokerage accounts which, in turn, improves our margins.

     The trend toward brokerage reflects a concerted effort on our part to recruit sophisticated representatives with series 7 licenses who utilize our brokerage platform. As a result of the shift toward brokerage products, the Company experienced higher overall profit margins from sales of the resulting product mix during the current period compared to the prior period. See "-- Gross Margins".

     Advisory Fees. Advisory services typically provide significantly higher margins than traditional broker-dealer products such as variable annuities and mutual funds. See " - Gross Margins". Accordingly, we have been encouraging our representatives to convert more of their business to advisory services. Although we do not control which advisory services our representatives provide for their clients, we continue to make concerted efforts to attract them to our proprietary advisory services programs through seminars, trade shows and direct marketing.

     Fees from our rep-directed asset-managed program, A-MAP, where asset allocation and other investment advisory services are provided directly by our independent representatives, continue to be the leading source of revenue in this category. Revenues from this program grew by $1.03 million or 61.5% to $2.71 million compared to $1.68 million the prior period. Supported by our clearing firm's trading platform this program is becoming increasingly popular with our representatives because of the opportunities it provides to deliver to their clients superior asset management services at a potentially lower cost and the potential for increased overall market performance.

     Revenues from our fund-managed F-MAP and separately managed S-MAP accounts, where investment advisory services are provided by EPA and ICA instead of our independent representatives, increased by $0.50 million or 42.8% between the comparative periods. Over recent quarters revenues from the fund-managed category have slightly declined due to the termination of accounts where asset values have fallen below a minimum level. Also, management has not been aggressively marketing this program compared to the rep-directed asset-managed program and S-MAP program.

     Revenues from asset-managed programs where investment services are provided by outside advisors, decreased slightly for the year ended March 31, 2006. EPA, and more recently, ICA have been continuing to direct their marketing efforts away from these third party management programs and more toward their internal, proprietary asset-managed models. EPA and ICA have been providing sales, marketing, trading platform and other technical support to our representatives to enable them to deliver improved investment advisory services.

     Revenues from advisory services provided to mutual funds decreased by $0.07 million when compared to the prior period, reflecting the termination during the current year of the Company's management agreement pursuant to which it had been providing advisory services to mutual funds. Our mutual funds constituted only $0.25 million or 6.8% of the total advisory services revenue category for the year ended March 31, 2006, and $0.18 million or 3.6% for the fiscal year ended March 31, 2005.

     Our current success to our advisory services program recently has been a result of an enhanced online platform that we offer to our representatives, from our clearing firm. This enables them to perform their services of asset allocation in a more cost effective way. In addition, these savings have been passed on to the client, resulting in lower fees charged for an improved service.

     Other Fee Income. Other fee income decreased by $0.05 million or 4.00%, resulting mostly from a $0.18 million decrease in administrative fees for providing regulatory services to our representatives in connection with annual renewals of their NASD licenses and errors and omissions (E&O) policy enrollment. Most of this change stems from the timing in the collection of an (E&O) adjustment during the first quarter for year ended March 31, 2005. There was no (E&O) adjustment for year ended March 31, 2006.

     Offsetting the above-mentioned decrease was a $0.09 million increase in financial planning fees from sophisticated representatives providing portfolio strategy for their clients' asset-managed accounts. In addition, we experienced a $0.10 million dollar increase in other administrative fees to cover the increase in compliance costs for the maintenance of books and records.

     Finally, there was a $0.06 million decrease in administration fees on asset-managed accounts as a result of the termination of several of these accounts when asset balances fell below minimum levels.

     Marketing Revenue. Net marketing revenues decreased by $0.13 million or 11.1%, reflecting a $0.23 million increase in the cost to host our annual national convention held in Boston in October 2005 and our Diamond Achiever conference in March 2006. Offsetting this decrease was a $0.87 million dollar increase in marketing support revenues from product companies. We also saw a $0.02 million increase in marketing support revenues from our regional meetings and sales of ancillary items such as apparel, bags, hats with our logo and blast email services.

     Other Income. Other income, consisting primarily of interest and dividends and gains or losses on investments, increased by $0.17 million for the comparative current period to the prior period. The majority of the increase came primarily from interest earned on account balances due to the increase in its daily average balance.

     Gross Margins

     Gross margin rose by $2.23 million or 20.0% to $13.40 million for the current period primarily due to a $1.60 million or 77.5% increase in gross margin derived from trading over the prior period.

     Trading. The increase in gross margin from trading reflects an increase in brokerage commissions and a reduction in clearing charges due to increased sales volume, increased commission retention rates, and more fee income within corporate accounts.

     Contributing to this improvement in gross margins from trading was a $0.38 million increase in the margin from our trails and from money market on account balances and a $1.22 million contribution from net trading commissions. The primary increase in gross margins from trading commission is derived from a $1.10 million increase in net trade commissions from lower producing / payout representatives.

     The combined effect of these factors was an increase in our average payout retention in brokerage services from 24.6% in the prior period to 30.7% in the current period which, in turn, contributed to an increase in our gross trading margin from 14.40% to 19.7%. Through our efforts we are continuing to recruit more capable and experiences representatives who can offer a broader range of brokerage products which have a greater profit margin compared to the normal mutual fund and variable annuity products.

     Another factor contributing to the increase in gross margin from trading was that there was a $0.21 million trading error in April of 2004 that was realized in fiscal year ended March 31, 2005. There was no trade error that had a material impact on our financials during fiscal year ended March 31, 2006.

     Advisory Services. Advisory services profit margin increased by $0.36 million or 21.80% for the current period to the prior period. The majority of the profit margin in advisory services stems from our rep-directed asset-managed programs that make it possible for representatives managing client accounts to trade directly online using our automated trading platform. Resulting increases in the representative's trading volume effectively increase the Company's commission revenues and gross margin. Additionally, by processing more transactions at a stable fixed cost, our enhanced trading technology fosters economies of scale that control operating expenses required to process the increased trade volume.

     Although we experienced an increase in profit margin from advisory services during the comparative period, our retention rate decreased from 42.6% to 37.5%. There were a couple of factors contributing to this retention percentage decrease. Advisory fee rates derived from rep-directed business declined slightly, reflecting decreases in the commission retention rate for client accounts whose balances reached levels that trigger automatic retention rate reductions. Also, as a result of terminating the management agreement associated with the mutual funds we no longer receive any advisory fees from that revenue component which directly contributed to our margin.

     Although our retention rate from advisory services decreased compared to the prior period, this category on a percentage-retention basis still retains a higher profit margin than most of the other products or services we and our representatives provide. (See -"Gross Margin Table").

     Mutual Funds, Variable Annuities, Etc. Profit margins from mutual fund sales, variable annuity sales, direct participation programs and other check and application distribution programs contributed $4.95 million or 37.03% of the total gross margin compared to $4.47 million or 40.10% during the prior period. As presented in the previous gross margin table, margin from our check and application distribution programs comprised the greatest contribution to our overall profit margin; however, trading achieved the largest percentage increase for the comparative period of March 31, 2006 versus March 31, 2005.

     Commission Expenses

     Commission payouts to our independent representatives, as a percentage of commissioned revenues, remained virtually steady at 82.3% for this fiscal year ended March 31, 2006 versus 82.2% for the fiscal year ended March 31, 2005. Management is continuing efforts to improve commission retention rates by refining our business model to emphasize the recruitment and retention of sophisticated representatives. These individuals can offer a variety of brokerage and advisory products and services that result in us better commission retention rates than those obtained from mutual funds and variable annuities. We experienced higher margins from trading as a result of ticket charges and fees pertaining to increases in account balances that flow entirely to the profit margin. From advisory services we receive fees on the asset balance in the account that go directly to the firm. Refer to the revenue recognition policy.

     Operating Expenses

     Operating expenses, which experienced a $2.29 million or 22.5% increase for the year ended March 31, 2006, are discussed in detail below:

     Compensation and benefits. The largest component of operating expenses is compensation and benefits which increased by $0.63 million or 11.1% during the current period. This is substantially below the absolute and percentage growth rates achieved in revenues and gross margins. This change includes primarily an increase in general salaries of $0.67 million offset by a decrease in officer's salary of $.07 million primarily as a result of the resignation of EPA's president during our fiscal quarter ended June 30, 2005. There was also a $0.08 million decrease in stock option compensation due to a reduction in the value of stock options distributed based on the "Black-Scholes Method" of option valuation for the comparative years ended March 31, 2006 versus March 31, 2005.

     The Company sustained a $0.11 million increase in compensation expenses from 401(k) contributions, health insurance and payroll taxes in the current period versus the prior period. This increase along with the increase in general salaries primarily was the result of the hiring of 18 additional personnel. The Company went from having 65 full time employees at March 31, 2005 to 83 full time employees at March 31, 2006 to support continued growth of the Company.

     There was a $0.23 million increase in additional personnel expense that was needed to support the increase in business from the trading and operations sector. Resources were committed to ensure that the Company continues to provide quality customer service to our sophisticated representative force. Also, $0.4 million of addition expense was incurred in connection with the hiring of additional personnel in the area of compliance. Resources were devoted in this area to meet the growing needs within the industry of providing an adequate framework of internal control, quality supervision and continuing education to our independent representative force.

     Regulatory, legal and professional. Regulatory, legal and professional expenses increased by $1.44 million or 94.2%. The largest component of this increase was a $0.87 million or 264% increase in non-in-house legal fees, $0.74 million of which was incurred in connection with the Massachusetts Proceedings described in detail in Part I, Item 3 "Legal Proceedings". An additional $0.13 million of this increase arose from other actions that management believes, with advice of counsel, are of the exposures likely to be presented by our ongoing operations.

     There were $0.31 million in legal settlements from dealings unrelated to our brokerage business that contributed to the $0.54 million increase in lawsuit settlement expenses. We also experienced a $0.23 million dollar increase in lawsuit settlements arising from transactions conducted in the normal course of business.

     We increased our accruals for legal expenses from $0.25 million for the prior period to $0.43 million for the current period. Please refer to Footnote 15 to the Consolidated Financial Statements. In addition, since we operate in an industry embedded with regulation, we will continue to invest significant resources to reduce the likelihood of future litigation by promoting accuracy, ensuring sound operational techniques and providing appropriate compliance measures.

     Finally, we experienced a $0.04 million increase in accounting expenses, primarily audit-related, while regulatory and professional expenses remained essentially flat for the comparative periods.

     Advertisement and Marketing. Advertising expenses increased overall by $0.13 million or 17.36% due to a change in the overall marketing approach in our recruitment process. Management determined that it was more effective to communicate to a potential representative force with general marketing materials. As a result of this marketing strategy, general marketing expenses increased by $0.09 million offset by a $0.05 million decline in advertising expenses (magazines, brochures). Also there was $0.10 million dollar increase in meals and entertainment as a result of the Company continuing to meet potential representatives.

     Communications. Communications expenses increased by $0.07 million or 12.6%, primarily due to increases in printing and Web site expenses approximating $0.02 million and $0.04 million, respectively. These costs were incurred to target new revenue streams by providing access to information through the Internet and other publications. Communication efforts and related expenses, which also include investor/public relations, conference, and telephone, have historically been positively correlated with the overall growth of our business. Our Web site and newsletter "The Capitalist" have become effective medium to communicate to potential qualified representatives for recruitment purposes.

     Occupancy. Occupancy expenses increased by $0.11 million or 18.70% primarily as a result from $0.04 million in added costs for rent and condominium fees and a $0.04 million increase in depreciation. In the current period we added two new investment centers in Braintree, Massachusetts and New York, New York. We acquired additional fixed assets in new computers for the additional staff, leasehold improvements and additional furniture and fixtures to the home office in Lynnfield, Massachusetts to accommodate the increase in number of employees.

     Other administrative. Other administrative expenses, which include various insurance, postage, office and computer-related expenses, decreased by $0.09 million or 8.20%. The Company experienced a $0.08 million increase in office expenses related primarily to the opening of a new recruitment office in Miami, Florida and the cost of a full year of operations for our Los Angeles, California recruitment office. Increases in other administrative expenses also included $0.01 million of additional office supply expense, a $0.03 million increase in bank charges resulting from a heavy volume credit card transactions to process representative license renewals, a $0.02 million increase in other taxes due to the prior year's adjustment regarding sales and use tax, and a $0.01 million increase in charitable donations.

     Offsetting those increases, computer maintenance services declined by $0.07 million reflecting a greater reliance on in-house staff to service our computer systems and maintain our Web site. Postage decreased by $0.02 million as a result of paying commissions through Electronic Funds Transmission (EFT) and providing commission reports to our representatives over our Web site versus mailing out their check and commission statement. Also, the Company utilized the United States Post Office for overnight deliveries, which is less expensive than other parcel couriers.

     Other declines in office-related expenses were from mutual fund expenses which experienced a $0.08 million decline due to the termination of the management agreement for the mutual funds, and a $0.07 million decline in bad debt expenses from the write off of bad debt related to loans extended to our representatives. No loans were written off during the fiscal year ended March 31, 2006.

     Operating Income

     Operating income decreased by $0.06 million or 6.72% due to an increase in operating expenses of 22.5%. The most significant contributors to the increase in operating expenses were $0.74 million in legal fees in the Massachusetts Proceedings and an additional $1.05 million in legal fees and settlements incurred in other legal proceedings that the Company believes in the aggregate will prove to be atypically heavy when compared with legal related expenses incurred in the course of future operations.

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

     Net Income

     Net income decreased by approximately $0.17 million or 27.40%, or $0.03 per basic and $0.02 per diluted share, due to a decrease in operating income and a related increase in the provision for income taxes due to deferred tax items. The decrease in operating income is a result of incurring more operating expenses, primarily legal expenses, proportionate to the increase in revenues and profit margins compared to the fiscal year ended March 31, 2005. In partial offset, we experienced a $0.02 million gain on the sale of an asset during the current period. See Footnote 3 to our Consolidated Financial Statements. There was no such gain in the prior period; however, there was a $0.03 million dollar loss on early disposal of computer equipment.

Fiscal Year Ended March 31, 2005 Compared with Fiscal Year Ended March 31, 2004:
-------------------------------------------------------------------------------

     Revenues

     Revenues increased 12.70% for fiscal year 2005 versus 2004. The Company still managed growth over the comparative year although overall market conditions negatively affected the industry. The presidential election, the war in Iraq, rising energy costs, and a potential increase in interest rates created skepticism within the financial service sector; however, the Company, through it's recruiting process, continued to attract sophisticated representatives who offered a broad and diversified product base to clients. As a result, the Company was able to obtain an increase in overall sales even during difficult market conditions.

Revenues

                                                        Revenue           Percent of Revenue           Revenue
                                                  Year Ended March 31,    Year Ended 'March 31  Percent Change
                                                ------------------------  --------------------  --------------
                                                                                                          2005
                                                       2005         2004      2005       2004         vs. 2004
                                                       ----         ----      ----       ----         --------
Revenues:

Commission- Mutual Funds and Variable Annuity   $33,967,125  $33,076,432     61.60%     67.50%           2.70%

Commission-Trading                               14,245,778   11,384,745     25.80%     23.30%          25.10%

Commission-Insurance Products                       348,787      240,649      0.60%      0.50%          44.90%

Commission-Underwriting                             116,338      131,540      0.20%      0.30%         -11.60%

Advisory Services and Administration Fees         3,863,090    2,519,554      7.00%      5.10%          53.30%

Licensing                                         1,004,307      340,283      1.80%      0.70%         195.10%

Marketing                                         1,140,098      836,428      2.10%      1.70%          36.30%

Other income                                        480,011      434,443      0.90%      0.90%          10.50%
                                                ------------------------

Total Revenue                                   $55,165,534  $48,964,074    100.00%    100.00%          12.70%
                                                ========================


     The effect of recruiting suitable representatives is demonstrated in the preceding Revenue table. Sales of mutual funds and variable annuities, as a percentage of revenue, decreased to 61.60% in fiscal year ended March 31, 2005 compared to 67.60% for the previous year. On the other hand, sales from trading, as a percentage of revenue, increased from 23.30% to 25.80% compared to the prior year, and advisory services sales, as a percentage of revenue, increased from 5.10% to 7.00%.

     By recruiting representatives who are licensed to sell a variety of investments that meet the needs of their clients, we achieved a significant shift of sales towards higher margin products. This contributed to an increase in the overall profit margin. The gross margin table illustrates that sales in mutual funds and variable annuities generated on average a 13.00% margin retention during fiscal years ended 2005 and 2004; whereas sales from trading produced profit margin retentions of 14.40% and 21.80% for fiscal years ended 2005 and 2004 respectively. Even more tellingly, Advisory Services sales for those comparative years ended March 31, 2005 and 2004 yielded an average margin retention of 44.00%.


Gross Margin
                                                                                          Percent of
                                                           Gross Margin Retention      Total Gross Margin
                                  Gross Margin                   Year Ended               Year Ended
                              Year Ended March 31,                March 31,                March 31,
                         ------------------------------     --------------------     --------------------     ----------
                                                                                                                   2005
                              2005           2004             2005      2004           2005      2004          vs. 2004
                              ----           ----             ----      ----           ----      ----         ----------
Gross Margin:

Commission -
Mutual Funds,
Variable Annuities, etc      $4,467,235     $4,299,936          13.20%    13.00%         40.10%    44.48%          3.89%

Commission -
Trading                       2,050,086      2,484,005          14.40%    21.80%         18.40%    25.69%        -17.47%

Commission -
Insurance Products              342,978        173,347          98.30%    72.00%          3.08%     1.79%         97.86%

Commission -
Underwriting                     17,766         31,861          15.30%    24.20%          0.16%     0.33%        -44.24%

Advisory Services
and Administration
Fees                          1,647,048      1,147,176          42.60%    45.50%         14.78%    11.87%         43.57%

Licensing                     1,004,307        340,283         100.00%   100.00%          9.01%     3.52%        195.14%

Marketing                     1,140,098        836,428            n/a       n/a          10.23%     8.65%         36.31%

Other income                    471,012        355,084            n/a       n/a           4.24%     3.67%         32.65%
                         ------------------------------


Total Gross Margin          $11,140,530     $9,668,120          20.20%    19.70%        100.00%   100.00%         15.23%
                         ==============================

   Gross margin contribution in advisory services went from $1.10 million in 2004 to $1.60 million in 2005. We have enhanced our advisory services model by implementing ICA's advisory service program, an advisor directed asset managed program that accounted for most of the greatest increase in advisory sales.

   Gross margin contribution from trading declined to $2.10 million in fiscal year ended 2005 as the result of several factors. In fiscal year 2005 we had a net trading error of approximately $0.22 million. In addition, a number of our representatives increased sales through our online trading platform. These representatives tend to execute fewer, but higher volume, trades than our other representatives, resulting in less ticket revenue for the Company. Also, these representatives generally command a higher payout. In light of the increases in trading sales volume and assets under management, we will continue to focus our attention on recruiting high-level and experienced representatives to improve our overall profit margin and at the same time meet the financial needs of our clients.

Payouts to Representatives

   Payouts to representatives in commissions, advisory, and other fees have held steadily at approximately 82.20% of sales for the comparative fiscal years 2005 and 2004. Management continually monitors and adjusts its payout structure accordingly.

Operating Expenses

   Advertising. Advertising expenses increased by approximately 25.0% over the previous year due to added marketing efforts that are necessary to promote the Company and enhance its brand name recognition. The national presence of the Company has demanded a wider scope of advertising. Additionally, travel and its associated costs have been required in order to support our marketing efforts.

   Communications. Communications expenses increased by approximately 28.0% over the prior year due to costs in the areas of printing, investor/public relations, Web site infrastructure, conferences, and telephone. These expenses are heavily correlated with growth in the Company and its overall business activity.

   Compensation and Benefits. Compensation and benefits expenses increased by 25.0% over the prior year due to our commitment to place individuals with strong industry expertise into positions of leadership where essential decisions can be formed. On an overall basis, additional compensation benefits allow the Company to grow and provide better service.

   Regulatory, Legal and Professional. Regulatory, legal and professional expenses increased by approximately 48.0% over fiscal year 2004. With the growth in our broker-dealer, advisory, and asset management business, and the associated regulatory scrutiny commonplace in the industry, the Company had increased its utilization of professional services. The Company remitted full payment during 2005 on a sizeable liability related to regulatory matters, thus fully satisfying its related obligations. The overall current market risk of the industry is a factor that remains uncertain. Management believes that costs related to regulatory, legal and professional activities can be stabilized in the future under an improved overall investment environment and increasingly effective risk management.

   Occupancy. Occupancy expenses had increased by approximately 23.0% from the prior year mainly due to increases in rent and depreciation of fixed assets. As the Company continues to expand, additional fixed asset expenditures may be required.

   Other Administrative. Other administrative expenses decreased by approximately 6.0% over the past year, demonstrating that the Company is controlling operating expenses related to company wide items. The other administrative expense categories include various insurance items, postage, office expenses, and computer maintenance.

Operating Income

   Operating income declined from $1.40 million, or 2.9% of revenues, to $1.00 million, or 1.7% of revenues, compared to 2004. In fiscal year March 31, 2005 versus fiscal year March 31, 2004 we made a substantial financial commitment to acquire seasoned personnel, including senior management with extensive and responsible industry expertise, in an effort to increase sales, particularly by restructuring the Company's product mix to emphasize the advisory services sector. Management's efforts were to continue to refine the business model, particular regarding recruitment of key personnel and quality producing representatives with the view of growing the high margin advisory services sector and trading or brokerage sector and improving operating income and earnings per share.

Net Income

   In comparative fiscal years 2005 and 2004, net income decreased by approximately $0.17 million, or $0.03 per basic share and $0.04 per diluted share. In an ever changing and increasingly competitive environment, our long-term plan is to increase net income and earnings per share on a sustainable basis. Key to this effort will be to continue attracting and servicing high quality, professional representatives who will enable us to efficiently exploit our market niche, grow assets under management, and increase our overall profitability.

Liquidity and Capital Resources

   The Company believes that achieving its return on equity goals requires the efficient use of capital. We have financed our operations primarily with internally generated cash flow.

   Cash inflows historically come mainly from the profitability of the Company's core services and investment products. For the last several years, profitability has typically followed an annual cycle of relatively average profitability during the first and third fiscal quarters, relatively low profitability during the second fiscal quarter (when several representatives and their clients are on summer vacation), and relatively high profitability during the fourth fiscal quarter (when several representatives and their clients start a new business and investment year).

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

   As of March 31, 2006, cash and cash equivalents totaled $7.72 million as compared to $8.62 million as of March 31, 2005. Working capital as of March 31, 2006 was $8.04 million as compared to $9.08 million as of March 31, 2005. The ratio of current assets to current liabilities was 2.70 to 1 as of March 31, 2006 as compared to 3.31 to 1 as of March 31, 2005.

   Operations provided $0.01 million in cash for the year ended March 31, 2006 as compared to providing $0.96 million cash for year ended March 31, 2005. Cash flow from operations in comparing the current period to the prior period decreased by $0.95 million as a result of several factors. We experienced a $0.17 million decrease in net income. We had a cash flow decrease of $1.60 million from our trade receivables and a $0.40 million decrease in accounts receivable "asset held for sale". Offsetting this decrease was a $0.78 million cash flow increase from income taxes, a $0.32 million decrease from current payables in accounts payable and accrued expenses and a $0.74 million increase resulting from commission payables.

   Cash outflows from investing activities for the current period comprised $0.92 million of which $0.41 million was for purchasing equipment as well as technology and leasehold improvements. $0.35 million was used to grant loans to registered representatives to help grow their businesses. Also, we had a $0.15 million cash outflow for an investment through a private placement.

   Finally, from financing activities we paid a $0.12 million cash dividend on May 16, 2005 to shareholders of record as of May 2, 2005, offset by $0.09 million received in financing debt for our insurance premiums.

     Cash disbursements contributing significantly to year end cash outflows during our most recent quarter included $0.68 million for legal related matters. Also, we had $1.20 million in cash disbursements for payment to our errors and omissions insurance carrier offset by $1.70 million for insurance premium collections.

     Management anticipates that the current period net cash outflows for legal are not indicative of a future cash outflow trend but, rather, reflected payment on an atypical lawsuit that was not covered by our insurance policy and for legal fees paid to defend against the Massachusetts Proceedings. However, those disbursements during the current quarter did have a significant impact on our brokerage firm's net capital ratio.

   The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that ICC, our broker-dealer subsidiary, maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a "net capital ratio") not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, the Company's net capital ratio would exceed 10 to 1 or if we would have less than 120% of our minimum required net capital. As of March 31, 2006, ICC had net capital of $0.96 million (i.e., an excess of $0.53 million) and a 6.63 to 1 net capital ratio as compared to net capital of approximately $1.70 million (i.e., an excess of $1.40 million) and a
2.43 to 1 net capital ratio as of March 31, 2005.

    The company's legal accrual increased to $0.43 million from $0.25 million as a result of the Massachusetts Proceedings. During the current period the increase in our legal accrual had impacted ICC's net capital ratio and excess net capital. The Company does not consider this to be a trend and does not currently anticipate that similar accrual increases will be a recurring necessity. See Footnote 15 to our Consolidated Financial Statements.

    The Company currently has ample cash to cover additional accruals and disbursements resulting from these proceedings. Despite these legal proceedings, that increased our legal accrual, the Company remains focused on committing their resources necessary for continued growth.

     In its role as investment advisor to the Eastern Point Advisors Funds Trust family of mutual funds, Company disbursements to pay fund expenses that exceed their respective ceiling caps averaged $0.08 million per quarter during the duration of this current fiscal year. As previously noted, the Company agreed to terminate its management contract with the Trust and, accordingly, the Company received a relative cash flow infusion of $0.18 million for the year ended March 31, 2006 versus a $0.39 million cash flow outlay for the year ended March 31, 2005. See Footnote 3 to our Consolidated Financial Statements.

   By comparison, for the year ended March 31, 2005, cash inflows primarily came from net income, which contributed $0.62 million as well as the collection of $0.42 million of accounts receivable and $0.59 million from current liabilities in accrued expenses and accounts payable. Cash outflows included $0.58 million for payment of taxes, $0.19 million for payment of commissions. From investing activities we had cash outflows of $0.27 million for equipment and technology and $0.18 million in loans to representatives to help them grow their business. From financing activities we received cash inflows of $0.07 million from the issuance of stock to employees and exercise of stock options. Finally we had a cash outflow of $0.15 million to the NASD to pay a note in full.

   ICC made a business decision in fiscal year ending March 31, 2003 to conclude an NASD investigation into supervisory procedures relating to the period of January of 2000 through July of 2002. While we considered disputing the allegations in a formal proceeding, we estimated the cost of doing so to be prohibitive. Furthermore, we sought to avoid disruption of our operations. Accordingly, while neither admitting nor denying the allegations, we consented to a number of findings in order to resolve the matter in its initial stages. Repayment of the resulting settlement note to NASD did not have a material effect on cash flow at any time during the current period as the note was fully paid on August 19, 2004. The Company has implemented and maintains an adequate system of supervisory and regulatory procedures and does not foresee any material deficiencies in the future in this regard.

   During fiscal year ended March 31, 2004 cash and cash equivalents increased by $1.02 million primarily from $0.8 million in net income. Other operating activity items contributing to this increase were a $0.58 million increase in cash flows from income taxes and a $0.95 million cash flow increase from commission payable offset by a $1.84 million decrease in accounts receivable related items primarily from trade blotter. We had cash outflow items in investing activities from purchases of equipment totaling $0.12 million.


Contractual Obligations                               Payments Due by period
------------------------------------------------------------------------------------------------------------------
                                                   April 01,2006-
Period                                             March 31,2007    April 01,2007-   April 01,2010-   April 01,2012-
                                                    less than 1     March 31,2010    March 31,2012    March 31,xxxx
                                          Total        year           1-3 years        4-5 years      After 5 years

Fiscal Years Ended March 31,                                                                           2013 and
                                                       2007           2008-2010        2011-2012       thereafter
------------------------------------------------------------------------------------------------------------------

short- term loans and notes payable:1
    Lines of credit and other short-
     term
    borrowings                             94,573       94,573

Operating leases:2                        722,324      381,378          340,946              0               0

                                        --------------------------------------------------------------------------
Total Contractual Obligations            $816,897     $475,951         $340,946              0               0
                                        --------------------------------------------------------------------------

1 Refer to Note 11 of the Notes to Consolidated Financial Statements for information regarding short- term loans and notes payable.

2 Refer to Note 14 of the Notes to Consolidated Financial Statements for information regarding operating leases.

 Recently Issued Accounting Standards

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company was required to adopt SFAS No. 154 on April 1, 2006; however, management does not expect the adoption of SFAS No. 154 to have a material impact on the Company's cash flows, results of operations, or financial position.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS No. 123R requires the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model, which the Company currently uses for its disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R required the Company to adopt the new accounting provisions beginning April 1, 2006. The Company has evaluated the impact of applying the various provisions of SFAS No. 123R and has determined that there is no impact on the financial statements.

   Please refer to Note 2 "Accounting Policies" of the notes to the consolidated financial statements contained herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Market risk is present in our business due to, among other things, price changes in equities, changes in interest rates, and credit ratings in debt instruments. We are also exposed to market risk as a result of asset management of a client's portfolio. Market risk is present in our normal business activity as a result of our involvement as principal in the execution of trading activity and delivery of fixed and variable investment products. We conduct our business as a brokerage and advisory firm clearing through another broker dealer on a fully disclosed basis to minimize our market risk. Additional information pertaining to market risk is contained in "Managements' Discussion and Analysis of Financial Condition and Results of Operations" under the caption " Risk Management" of this Form 10-K.

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

Market Risk

   Market risk is the risk attributable to common macroeconomic factors such as gross domestic product, employment, inflation, interest rates, budget deficits and consumer sentiment. Consumer and producer sentiment is critical to our business. The level of consumer confidence determines their willingness to spend, especially in the financial markets. It is this willingness to spend in the financial markets that is key to our business. A shift in spending in this area could negatively impact us. However, senior management is constantly monitoring these economic trends in order to enhance our product line to offset any potential negative impact. See, also, "ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk".

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

Regulatory and Legal Risk

   Regulatory and legal risk includes non-compliance with applicable legal and regulatory requirements and the risk of a large number of customer claims that could result in adverse judgments against the Company. The Company is subject to extensive regulation in all jurisdictions in which it operates. In this regard, the Company has instituted comprehensive procedures to address issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record-keeping. However, as evidenced by the bringing and maintenance of the Massachusetts Proceedings and other pending litigation (see
Part I, Item 3 - Legal Proceedings), there can be no assurances that such compliance procedures will prevent future regulatory and legal proceedings, the outcomes and consequences of which cannot now be reasonably foreseen or quantified.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

To the Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries Lynnfield, Massachusetts


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Investors Capital Holdings, Ltd. and Subsidiaries (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


/s/ Brown and Brown, LLP
------------------------
Boston, Massachusetts
May 17, 2006


          INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                      March 31,            March 31,
                                                        2006                 2005
 Assets

 Current Assets

 Cash and cash equivalents                                $7,718,682           $8,618,261
 Deposit with clearing organization, restricted              175,000              175,000
 Accounts receivable                                       4,163,658            3,003,459
 Note receivable-sale of asset (current)                       8,561                    -
 Accounts receivable asset held for sale                           -              358,050
 Loans receivable from registered
  representatives(current)                                   379,222              173,875
 Prepaid income taxes                                              -              100,889
 Marketable securities, at market value                       73,702              330,380
 Prepaid expenses                                            261,888              247,421
                                                 -------------------- --------------------
                                                          12,780,713           13,007,335

 Property and equipment, net                                 772,498              571,198

 Long Term Investments
 Loans receivable from registered representatives            223,019               77,270
 Note Receivable-sale of asset                               747,617
 Equity Investments,at cost                                  190,000               40,000
 Investments                                                 159,150              142,816
 Cash surrender value life insurance policies                181,872               91,882
                                                 -------------------- --------------------
                                                           1,501,658              351,968
 Other Assets
 Other assets                                                 22,644               29,666
 Deferred tax asset, net                                     248,314              149,471
                                                 -------------------- --------------------

                                                             270,958              179,137

 TOTAL ASSETS                                             15,325,827           14,109,638
                                                 ==================== ====================

 Liabilities and Stockholders' Equity

 Current Liabilities

 Accounts payable                                          1,210,086            1,045,314
 Accrued expenses                                            648,298              552,088
 Notes payable                                                94,573                9,433
 Unearned revenues                                           104,779              106,775
 Commissions payable                                       2,432,596            1,885,340
 Income taxes payable                                        198,026                   --
 Securities sold, not yet purchased,
  at market value                                             51,386              327,905
                                                 -------------------- --------------------
                                                           4,739,744            3,926,855

 Total liabilities                                         4,739,744            3,926,855
                                                 -------------------- --------------------

 Commitments and contingencies (Note 14)

 Stockholders' Equity:

 Common stock, $.01 par value, 10,000,000
 shares authorized;5,794,246  issued and
  5,790,361 outstanding in 2006; 5,757,348
  issued and 5,753,463 outstanding in 2005.                   57,942               57,573
 Additional paid-in capital                                8,740,780            8,691,566
 Retained earnings                                         1,797,789            1,463,779
 less: Treasury stock, 3,885 shares at cost                  (30,135)             (30,135)
 Accumulated other comprehensive income                       19,707                   --
                                                 -------------------- --------------------

 Total stockholders' equity                               10,586,083           10,182,783

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               15,325,827           14,109,638
                                                 ==================== ====================

 The accompanying notes are an integral part of these consolidated financial statements.



INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED
                                                                      March 31,
                                                              2006            2005            2004
Revenues:
Commission                                             $60,028,731     $48,660,052     $44,831,827
Advisory fees                                            5,147,907       3,702,556       2,288,658
Other fee income                                         1,142,454       1,189,737         673,418
Marketing revenue                                        1,013,828       1,140,098         836,428
Other income                                               645,948         473,091         333,743
                                                   ---------------- --------------- ---------------
Total revenue                                           67,978,868      55,165,534      48,964,074

Commission and advisory fees                            54,609,596      44,025,004      39,295,954
                                                   ---------------- --------------- ---------------
Gross profit                                            13,369,272      11,140,530       9,668,120
                                                   ---------------- --------------- ---------------
Operating expenses:

Advertisement and marketing                                895,658         763,192         611,435
Communications                                             603,964         536,386         419,749
                                                   ---------------- --------------- ---------------
Selling                                                  1,499,622       1,299,578       1,031,184
                                                   ---------------- --------------- ---------------
Compensation and benefits                                6,344,945       5,713,028       4,569,398
Regulatory, legal and professional                       2,965,689       1,527,256       1,028,901
Occupancy                                                  695,003         585,646         474,998
Other  Admistrative expenses                               968,825       1,055,368       1,123,982
                                                   ---------------- --------------- ---------------
Administrative                                          10,974,462       8,881,298       7,197,279
                                                   ---------------- --------------- ---------------
Total operating expenses                                12,474,084      10,180,876       8,228,463
                                                   ---------------- --------------- ---------------
Operating income                                           895,188         959,654       1,439,657

Other (expense) income :

Interest expense                                           (47,782)        (40,440)        (39,326)
Gain on sale of asset                                       23,560
Loss on disposal of equipment                                    -         (31,072)               -
                                                   ---------------- --------------- ---------------

Total other (expense)                                      (24,222)        (71,512)        (39,326)
                                                   ---------------- --------------- ---------------
Income before taxes                                        870,966         888,142       1,400,331
Provision for income taxes                                 421,328         269,033         609,918
                                                   ---------------- --------------- ---------------
Net income                                                $449,638        $619,109        $790,413
                                                   ================ =============== ===============
Earnings per common share
Basic earnings per common share:                              0.08            0.11            0.14
                                                   ================ =============== ===============
Diluted earnings per common share:                           $0.08           $0.10           $0.14
                                                   ================ =============== ===============
Share Data:
Weighted average shares used in basic
 earnings per common share calculations                  5,766,686       5,735,287       5,720,843

Plus:Incremental shares from assumed
 exercise of stock options                                 144,343         186,917         156,232
                                                   ---------------- --------------- ---------------
Weighted average shares used in diluted
 earnings per common share calculations                  5,911,029       5,922,204       5,877,075
                                                   ================ =============== ===============




                           INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                           -------------------------------------------------
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       ----------------------------------------------------------
                               Years Ended March 31, 2006, 2005 and 2004
                               -----------------------------------------

                                Common    Amount  Additional Comprehensive  Retained  Treasury  Accumulated
                                Stock              Paid-In      Income      Earnings   Stock       Other
                                Shares             Capital                 (Deficit)           Comprehensive   Total
                                                                                               Income (Loss)

                                        --------------------------------------------------------------------------------
Balance at March 31, 2003     5,721,265    57,213 8,169,292              -    54,257   (30,135)      (1,987)  8,248,640
                                        ================================================================================

Stock based compensation         10,333       103   351,639                                                     351,742

Comprehensive income:
   Net income                                                      790,413   790,413
Other Comprehensive Income:
   Unrealized gain on
    securities:
unrealized holding gains
 arising during
period no tax effect                                                14,144
                                                            ---------------
no reclassification adjustment
 required                                                                -
                                                            ---------------                    -------------
                                                            ---------------
Other Comprehensive Income                                          14,144                           14,144
                                                            ---------------                    -------------
                                                            ---------------
   Comprehensive Income                                            804,557                                      804,557
                                                            ===============
                                                            ---------------                    -------------
Balance at March 31, 2004     5,731,598    57,316 8,520,931              -   844,670   (30,135)      12,157   9,404,939
                                                            ===============                    =============

Stock based compensation         25,750       257   170,635                                                     170,892

Comprehensive income:
   Net income                                                      619,109   619,109

Other Comprehensive Income:
   Unrealized gain on
    securities:                                                                                           -
                                                                                               -------------
Unrealized holding losses
 arising during                                                       (385)
 period no tax effect
                                                            ---------------                    -------------
                                                            ---------------                    -------------
Less: reclassification
 adjustment for gain
 included in net income no tax
 effect                                                            (11,772)
                                                            ---------------
                                                            ---------------                    -------------
Other Comprehensive Income                                         (12,157)                         (12,157)
                                                            ===============                    =============
   Comprehensive Income                                            606,952                                      606,952
                                                            ---------------
                                                            ===============
Balance at March  31, 2005    5,757,348    57,573 8,691,566              - 1,463,779   (30,135)           -  10,182,783
                                        --------------------------------------------------------------------------------
Stock based compensation         36,898       369    49,214                                                      49,583

Comprehensive income:
   Net income                                                      449,638   449,638

Other Comprehensive Income:
   Unrealized gain on
    securities:
Unrealized holding gains
 arising during                                                     19,707
 period no tax effect

no reclassification adjustment
 required                                                                -
                                                            ---------------
                                                                                               -------------
Other Comprehensive Income                                          19,707                           19,707
                                                            ===============                    -------------
                                                            ---------------
   Comprehensive Income                                            469,345                                      469,345
                                                            ===============
   Dividend payment to
    shareholders                                                            (115,628)                          (115,628)
                              ------------------------------------------------------------------------------------------
Balance at March 31,2006      5,794,246    57,942 8,740,780              - 1,797,789   (30,135)      19,707  10,586,083
                              ==========================================================================================


Reclassification disclosure:

   There was no reclassification adjustment required for an unrealized gain of 19,707 on available-for-sale securities for the year ended March 31, 2006.

   Net unrealized losses on available-for-sale securities for the year ended March 31, 2005 were $385. Such amount has been adjusted to $12,157 to reflect a reclassification of the gain of $11,772 on the sale of a security, with no tax effect, when the asset was sold.

   For year ended March 31, 2004 the unrealized gain of 14,144 was on investments held under the equity method; and no reclassification adjustment was required.

   The accompanying notes are an integral part of these consolidated financial statements.


INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2006, 2005 and 2004

                                                             2006        2005        2004
                                                      ------------------------------------
Cash flows from operating activities:

Net income                                                449,638     619,109     790,413
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization                             213,214     172,153     138,093
Realized(gain) on securities                                    -     (11,772)          -
Change in deferred taxes                                  (98,843)    (79,750)    (97,753)
Stock option compensation                                  15,814      97,841     319,606
Change in marketable securities                           (19,841)    (75,095)     97,818
Unrealized gain on investments                                  -           -       7,500
Loss on disposal of equipment                                   -      31,072           -
Income (loss) on investment                                 3,373        (990)    (21,325)

Change in operating assets and liabilities
Decrease (increase) in accounts receivable             (1,160,199)    423,914  (1,844,973)
(Increase) in accounts receivable asset held
 for sale                                                (398,128)          -           -
Increase(decrease)prepaid expenses and other assets        (7,445)     40,596     (44,143)
(Increase)decrease prepaid income taxes                   100,889    (100,889)     60,113
Decrease in loans receivable from officers                      -      64,400      39,688
(Decrease)Increase in taxes payable                       198,026    (582,721)    582,721
Increase in accounts payable                              164,772     475,078     166,792
Increase in accrued expenses                               96,210     117,021      57,284
(Decrease)Increase  in commissions payable                547,256    (192,856)    947,657
(Decrease)Increase in unearned revenues                    (1,996)    106,775           -
(Payments) on NASD settlement                                   -    (148,679)   (101,321)
Cash surrender value life insurance policy                (89,990)          -           -
Net cash provided by operating activities                  12,750     955,207   1,098,170


Cash flows from investing activities:

Purchases of property and equipment                      (414,514)   (271,107)   (116,235)
Purchase of Investment in unconsolidated affiliate              -     (56,006)          -
Purchase of Investment in private placement              (150,000)          -           -
Sale of Investment available for sale                           -      55,954           -
Loans receivable from registered representatives         (351,096)   (181,839)     26,083


Net cash used in investing activities                    (915,610)   (452,998)    (90,152)

The accompanying notes are an integral part of these consolidated financial statements.


INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)


                                                              2006        2005        2004
Cash flows from financing activities:

Note Payable:

Proceeds (Payment) from Note Payable                        85,140     (69,566)    (18,230)
Payment of dividends                                      (115,628)          -           -
Additional paid in capital:
Issuance of employee stock                                  29,181      45,520      31,400
Exercise of stock options                                    4,219      27,274         633
Additional public offering cost

Common stock:

Issuance of employee stock                                     348         120         100
Exercise of stock options                                       21         137           3
                                                         ---------   ---------   ---------
Net cash provided by in financing activities                 3,281       3,485      13,906
                                                         ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents      (899,579)    505,694   1,021,924

Cash and cash equivalents, beginning of year             8,618,261   8,112,567   7,090,643
                                                         ---------   ---------   ---------
Cash and cash equivalents, end of year                   7,718,682   8,618,261   8,112,567
                                                         =========   =========   =========

Supplemental disclosures of cash flow information:

Interest paid                                               47,782      40,440      39,326
Income taxes paid                                          212,256   1,020,000     124,000

Supplemental Disclosure of Non-Cash Flow Information       747,617
Financing sale accounts receivable "Mutual Fund
 Management Agreement"

The accompanying notes are an integral part of these consolidated financial statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - NATURE OF OPERATIONS

   Investors Capital Holdings, Ltd., (the Company or "ICH") and its wholly-owned subsidiaries, Investors Capital Corporation ("ICC"), Eastern Point Advisors, Inc. ("EPA"), ICC Insurance Agency, Inc. and Investors Capital Holdings Securities Corporation ("ICH Securities") are engaged throughout the United States in the financial services industry as general securities brokers and asset managers. ICC is a duly registered broker-dealer under the Securities Exchange Act of 1934 and a Registered Investment Advisor with a national network of independent financial representatives. These representatives are licensed to sell securities through ICC, with the National Association of Securities Dealers the "NASD") and the Securities and Exchange Commission (the "SEC") acting as the requisite federal and local regulatory agencies. The Company clears its public customer accounts on a fully disclosed basis through a clearing broker. EPA is a federally regulated Investment Advisor subject to the Securities and Exchange Commission under the Investment Adviser's Act of 1940. The primary activity of EPA is to provide portfolio and mutual fund management services to both individual investors and institutional clients, such as banking institutions, pension funds, endowments, and trusts on a fee basis. ICC Insurance Agency, Inc. facilitates the sale of insurance and annuities by our registered representatives. ICH Securities is a Massachusetts securities corporation and was established in March 2005. ICH Securities primary activity consists of acting as a holding company for the cash and cash equivalents and interest and dividend income for ICH.

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

RECLASSIFICATIONS:

   Certain amounts in 2004 and 2005 were reclassified to provide comparison with 2006 classifications. Included in these reclassifications, were amounts of marketing and interest and dividend income all of which, either individually or in the aggregate, had no impact on previously reported net income and retained earnings.

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

   Trading. The Company earns commissions through stock purchases and sale transactions, mutual fund purchases, government and corporate bonds transactions, fee-based managed accounts, and ticket charges. The Company also earns revenue in the form of 12b1 fees and interest on account balances. The earnings process is substantially complete at trade date in accordance with the rules of the NASD and SEC.

   The Company also receives credit adjustments for clearing charge adjustments that are netted against any clearing charges the Company may incur for the period. These adjustments are recognized as income in the period received unless otherwise noted by the clearing firm.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Unrealized gains and losses are recorded at the time that the Company reconciles its trading positions with the market value. The unrealized gains or losses are adjusted to market until the position is settled or the trade is cancelled.

   Advisory Fees. Our managed accounts advisory fees are based on the amount of assets managed per agreement between the advisor and the advisor's client. These revenues are recorded quarterly as and when billed and any portion remaining uncollected at the end of the subsequent quarter are charged against earnings at that time.

   Advisory fees relating to the management of mutual funds have been based on average daily net fund assets as specified in the Company's advisory agreement and disclosed in the funds' prospectuses. These fees have been recognized monthly based on the fund Trustee's administrative fee report detailing the amounts that were earned for the month. The Company in the past has elected to waive certain fees to allow for one of the funds to maintain its ceiling on administrative expenses. Per agreement with the trustee of the funds, the waived fees have been subject to a three-year recovery period, at the end of which any uncollected fees have been permanently waived and, consequently, charged against earnings. Effective October 18, 2005, the Company ceased its mutual funds advisory services, and its successor as fund advisor has agreed to pay to the Company all such waived amounts with interest. See "Note 3. Note Receivable - Sale of Asset."

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

PROPERTY AND EQUIPMENT:

   Furniture, equipment, leasehold improvements and software are stated at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is provided utilizing the straight-line method over the shorter of either their estimated useful lives or lease term, if applicable. For software and equipment we use a 5-year straight-line method and for furniture and fixtures we use a 7-year straight-line method.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ADVERTISING:

   The Company expenses all promotional costs as incurred.

INCOME TAXES:

   The Company accounts for income taxes under provisions of Statement of Financial Accounting Standards ("SFAS") SFAS No. 109, "Accounting for income taxes", which uses the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company management has not recorded a valuation allowance against the deferred tax assets as management believes it is more likely than not that they will be realized.

EARNINGS PER SHARE:

   The Company reports net income per share in accordance with the SFAS No. 128, "Earnings per share". Diluted earnings per share do not include the effect of stock options as it has an anti dilutive effect on EPS (See Note 16). In accordance with SFAS No. 128, basic and diluted net income per common share was determined by dividing net income by the weighted average number of common shares outstanding during the period.

STOCK BASED COMPENSATION:

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The following table illustrates the effect on net income had the Company adopted the fair value based model of accounting for stock-based employee compensation for all periods presented:

                                2006                2005                2004
                          -----------         -----------         -----------
Net income, as reported     $449,638            $619,109            $790,413
                          -----------         -----------         -----------
Deduct: Total stock-
 based employee
 compensation expense
 determined under fair
 value based method for
 all awards, net of
 related tax effects               -                   -              (9,903)
                          -----------         -----------         -----------
Pro forma net income         449,638             619,109             780,510
                          -----------         -----------         -----------

Earnings per share:

Basic - as reported            $0.08               $0.11               $0.14

Basic - pro forma              $0.08               $0.11               $0.14

Diluted - as reported          $0.08               $0.10               $0.14

Diluted - pro forma            $0.08               $0.10               $0.14

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   There was no expense that would have been reported for stock- based employee compensation for the year ended March 31, 2006 had we adopted SFAS 123. This calculation was based on the Black-Scholes method for valuing options under a graded vested period of five years.

SEGMENT REPORTING:

   The Company makes disclosures about products and services, geographic areas, and major customers in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

RECENTLY ISSUED ACCOUNTING STANDARDS:

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company was required to adopt SFAS No. 154 on April 1, 2006; however, management does not expect the adoption of SFAS No. 154 to have a material impact on the Company's cash flows, results of operations, or financial position.

   In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model, which the Company currently uses for its disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning April 1, 2006. The Company has evaluated the impact of applying the various provisions of SFAS No. 123R and has determined that there is no impact on the financial statements.

ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS:

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

   Advisory fees from our mutual funds. As disclosed in the respective mutual funds' prospectuses, the Company has attempted to recoup all waived advisory service fees within a three-year period. If management believed that the likelihood of collecting that receivable within the three-year period was doubtful, then the Company provided for an allowance in accordance with SFAS No.
5. Determinations whether to write off such fees were made annually. Effective October 18, 2005, the Company no longer provides advisory services to mutual funds and is entitled to payment of all previously waived advisory fees by its successor as fund advisor. See "Note 3". Note Receivable.

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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

VARIABLE INTEREST ENTITIES:

   Effective January 2005, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN No. 46R"). This interpretation addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. The interpretation requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses from the VIE's activities or entitle it to receive a majority of the expected residual returns of the entity. FIN No. 46R also requires disclosure about VIEs that the company is not required to consolidate, including the nature, purpose, size, and activities of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity. Management has determined that no variable interest entities exist which would require disclosure or consolidation in the financial statements as of March 31, 2006.

NOTE 3 - NOTE RECEIVABLE

   On October 24, 2005, the Company entered into a definitive agreement (the "Transition Agreement") with Dividend Growth Advisors, LLC ("DGA").Pursuant to the Transition Agreement, the Company agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the "Trust") effective October 18, 2005 to permit the appointment by the Trust of DGA to supersede the Company as the Trust's investment advisor. The Company had served since 1999 as Investment Advisor for the Funds, which are sponsored by the Trust, and DGA had provided investment advisory services to the Trust since 2004 pursuant to a subcontract with the Company. DGA entered into a new advisory agreement directly with the Trust.

   Under the terms of the Transition Agreement and an associated promissory note, the receivable owed by the Funds to the Company was assigned to DGA and DGA agreed to pay the Company an amount equal to the total of all fees that the Company had waived or remitted to a fund in the Trust through October 18, 2005. In addition, DGA has agreed to pay the Company 10 basis points on the assets raised by the Company's broker dealer ICC at the effective time of transition, October 18, 2005 subject to "market to market" adjustments. These fees are to be paid to the Company on a quarterly basis. Although these payments are part of the agreement between DGA and the Trust, they are not part of the terms of the note and are deemed totally separate.

   The note provides for a principle amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and a full payment on or before October 31, 2010. Prepayments are permitted without penalty.

NOTE 4 - NET CAPITAL

   The Company's wholly owned subsidiary, ICC, is subject to the SEC's regulations and operating guidelines, which require ICC to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1.

   ICC's net capital as computed under SEC Uniform Net Capital Rule (Rule15c3-1) was $957,424 at March 31, 2006, which resulted in excess net capital of $534,402 over the required net capital of $423,022. The ratio of aggregate indebtedness to capital at March 31, 2006 was 6.63 to 1.

   ICC's net capital as computed under SEC Uniform Net Capital Rule (Rule 15c3-1) was $1,692,787 at March 31, 2005, which resulted in excess net capital of $1,418,238 over the required net capital of $274,549. The ratio of aggregate indebtedness to capital at March 31, 2005 was 2.43 to 1.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 5 - SECURITIES OWNED AND SOLD, NOT YET PURCHASED

   Securities owned and sold, not yet purchased, consist of available-for-sale securities and investment securities at market values.

   The carrying amount of investment securities at market values are as follows:


                                     March 31, 2006
                             ------------------------------

                                                Sold, Not
                                                    Yet
                               Owned             Purchased
                             ----------         -----------

Corporate equity                $2,042             $50,432
Corporate bonds                 15,024                   -
Municipal bonds                  7,768                   -
Mortgage backed securities      45,481                   -
Mutual funds                       422                 954
Certificate of Deposit           1,995                   -
Treasury bonds                     970                   -
                             ----------         -----------
                               $73,702             $51,386
                             ==========         ===========

                                     March 31, 2005
                             ------------------------------

                                                Sold, Not
                                                    Yet
                               Owned             Purchased
                             ----------         -----------

Corporate equity              $132,964            $291,124
Unit investment trust            7,287              36,781
Municipal bonds                107,317                   -
Mortgage backed securities      54,143                   -
Mutual funds                    28,669                   -
                             ----------         -----------
                              $330,380            $327,905
                             ==========         ===========

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 6 - OTHER INVESTMENTS

    Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At March 31, 2006 the Company recorded its private equity holdings at cost of $190,000. For the comparative year 2005, the Company recorded its private equity holdings at cost of $40,000. The Company, during the respective periods in accordance with Accounting Principles Board No. 18 "The Equity Method of Accounting for Investments in Common Stock" (APB 18), did not exercise significant influence over these equity investments.

NOTE 7 - INVESTMENT

   As of March 31, 2006, the Company held a 2.6% ownership interest in The Eastern Point Advisors Capital Appreciation Fund, which had a fair market value of $94,767.

   As of March 31, 2006, the Company held a 0.17% ownership interest in the Eastern Point Advisors Rising Dividend Fund, which had a fair market value of $64,383.

   As of March 31, 2005, the Company held a 2.4% ownership interest in The Eastern Point Advisors Capital Appreciation Fund, which had a fair market value of $84,403.

   During October 2004, the Company purchased approximately 5,484 shares of the Eastern Point Advisors Rising Dividend Fund. As of March 31, 2005, the Company held 0.2% ownership in this mutual fund, which had a fair market value of $58,413.

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

   The Company is engaged in various trading and brokerage activities whose counterparties primarily include the general public. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. Securities sold, but not yet purchased, represent obligations of the Company to purchase the security in the market at the prevailing prices to the extent that the Company does not already have the securities in possession. Accordingly, these transactions result in off-balance sheet risk when the Company's satisfaction of the obligations exceeds the amount recognized in the balance sheet. The risk of default depends on the creditworthiness of the counterparty of issuer of the instrument. It is the Company's policy to review, as necessary, the credit standings of each counterparty with which it conducts business. Commission's receivables from one source were 21.30% and 20.51% of total receivables for the years ended March 31, 2006, abd 2005, respectively.

   At March 31, 2006, the carrying amount of the Company's cash and cash equivalents was $7,718,682. Of the bank statement balance, $100,000 was covered by federal depository insurance and $5,468,507 was covered by the Depositors Insurance Fund of Massachusetts. The Company's cash and cash equivalents as of March 31, 2006 also include $2,886,093 at its clearing broker-dealer of which $500,000 is fully insured by the Securities Investor Protection Corporation
(SIPC).

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

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

   ICH has arrangements with several related parties pertaining to a variety of transactions. These transactions are incurred in the normal course of business and are fully arms-length in nature.

   ICH was paid management fees of $1,130,463, $1,324,733 and $1,315,306 for the years ended March 31, 2006, 2005 and 2004 respectively, from its subsidiaries ICC and EPA. During fiscal year end 2004, the management fees were allocated from ICH to ICC based on a 70% allocation of direct operating expenses and a 30% allocation to EPA. During fiscal year end 2005, an updated time study was prepared which, based on information provided, resulted in an allocation of 90% of direct operating expenses for ICC and a 10% allocation for EPA. In fiscal year end 2006 management assessed the ongoing operations of EPA and decided to keep it operational only for third party (outside) advisory services. This resulted in a modified allocation of 100% to ICC and 0% to EPA commencing during the quarter ended March 31, 2006.

   At March 31, 2006, ICH was owed $1,660,651 from ICC, and owed EPA $877,029 for inter-company fund transfers and 100% allocation of the income tax owed for the controlled group ICH as the parent from its operating subsidiaries EPA and ICC. At March 31, 2005, ICH was owed $99,098 and $351,770 from ICC and EPA respectively, for the same items mentioned above.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES (Continued)

   The Company leases office space from the Arlsburg Trust, the trustee of whom is the principal stockholder of the Company, and Investors Realty, LLC, the principal member of whom is the principal stockholder of the Company. Rent expense for these leases amounted to $248,471, $225,671 and $192,423 for the years ending March 31, 2006, 2005 and 2004, respectively.

   Two former members of the Board of Directors were also registered representatives and received compensation related to commissions or consulting fees in the years ending March 31, 2005 and 2004 of $117,292 and $176,652,respectively. For year ended March 31, 2006 both of these directors had resigned; and therefore, there were no related party transactions conducted between these former board members and ICH.

   Loans Receivable from Registered Representatives consist of promissory notes that bear interest at the rates ranging from 3% to 8% per annum and are payable within 18 or 24 months of the date of the note in weekly installments. The notes are secured by various pledges of brokerage accounts and/or personal assets of the registered representatives. As of March 31, 2006 and 2005 these loans amounted to $602,241 and $251,145 respectively.

   The Company had previously recorded a receivable for funds it was owed from senior executives. As of March 31, 2005, the loans had been paid in full. The senior executives remain in compliance with section 402 of the Sarbanes-Oxley Act on rules for loans to officers. As of March 31, 2006 there were no loans to the senior executives of the corporation.

   Investors Marketing Services, Inc. is jointly owned by the Company's principal stockholder and his spouse. This entity performs a fulfillment function for subsidiaries of the Company by preparing, collating and mailing registration kits to registered representatives, and creates graphics and other artwork for various marketing materials produced for these subsidiaries. It also prepares the assembly, shipping and postage of literature pertaining to the subsidiaries. For the years ended March 31, 2006, and 2005 the cost paid for these services was $55,498 and $33,723 respectively.

   Accounts receivable at March 31, 2005 included amounts due to EPA from the Eastern Point Advisors Capital Appreciation Fund (the "Fund") of $102,483. As compensation for services that EPA performs on behalf of the Fund, EPA receives a monthly investment advisory fee calculated at the annual rate of 1.5% of the Fund's exercised daily net assets. EPA has voluntarily agreed to waive its advisory fees or reimburse other Fund expenses so that the Fund's annual operating expenses will not exceed 5.00% for Class A shares and 5.75% for Class C shares, of the average daily net assets of the respective class. The waiver may be terminated by EPA at any time. EPA has three years to recoup any expenses it pays for on behalf of the Fund; otherwise the receivable relating to the current fiscal year in which it is deemed unrecoverable is charged against earnings by EPA. On November 1, 2004, the Fund had modified the ceiling on its annual operating expenses from 5.00% to 2.5% on Class A shares and to 3.25% from 5.75% on its class C shares.

   In addition, The Eastern Point Advisors Rising Dividend Growth Fund ("ICRDX") owed EPA $158,029 as of March 31, 2005 for reimbursement of expenses (not to exceed 1.65% for Class A shares and 2.75% for class C shares). Additionally, both funds owed EPA for legal fees incurred on each of their behalf throughout the fiscal year March 31, 2005 in the amount of $97,538.

   As disclosed in the Eastern Point Advisors Funds Trust prospectus, we have three years to recoup any payments that we may advance on behalf of the funds. During the fiscal years ended March 31, 2005 receivables resulting from such advances were determined to be uncollectible within the three year recovery period. At March 31, 2005 the receivable balance of $46,336 was written off.

   Management concluded that this receivable was not going to be collected at the end of the recovery period ending September 30, 2005.There were no write-offs of receivables pertaining to these funds during fiscal year end March 31, 2006.

   See "Note 2 - Summary of Significant Accounting Policies - Account Receivable Allowance for Doubtful Accounts" and "Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations - "Advisory Fees From Our Mutual Funds" for further information regarding our accounting for doubtful accounts receivable.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES (Continued)


                                  The Capital Appreciation Fund

        2006       2005      2004        Reimbursable Fund
      Amount    Amount     Amount            Year End              Expiration Date

          $-          -   $60,969              2002               September 30,2005
           -     17,786         -              2003               September 30,2006
           -          -         -              2004               September 30,2007
           -     84,697         -              2005               September 30,2008
   -------------------------------
          $-   $102,483   $60,969
   ===============================

                                  The Rising Dividend Growth Fund

        2006       2005      2004        Reimbursable Fund
      Amount    Amount     Amount            Year End              Expiration Date

          $-     38,057        $-              2004               September 30,2007
           -    119,972         -              2005               September 30,2008
   -------------------------------
          $-   $158,029        $-
   ===============================


   The 2003 Reimbursable Fund Year End amount outstanding of $17,786 for The Capital Appreciation Fund consists of waived advisory fees for which management has completely recovered in 2005.

   The receivable amounts escalated to $237,239 from the Capital Appreciation Fund and $475,310 from The Rising Dividend Growth Fund, during fiscal year ended March 31,2006.The expiration date to collect the majority of the receivable from these funds was September 30, 2008;however, as is disclosed in Note 3, on October 24, 2005, the Company sold all of its rights to manage the mutual funds described above for $747,617 and will no longer be receiving the advisory fees derived from the management of these funds.

NOTE 10 - PROPERTY AND EQUIPMENT, NET

   Property and equipment consisted of the following at March 31:

                                                       2006         2005
                                                ------------  -----------

Equipment                                          $804,554     $617,816
Furniture and fixtures                              223,959      167,381
Leasehold improvements                              362,482      253,998
Computer Software                                   179,229      116,515
                                                ------------  -----------
                                                 $1,570,224   $1,155,710

Accumulated depreciation and amortization          (797,726)    (584,512)

                                                -------------------------
Property, equipment,computer software net          $772,498     $571,198
                                                =========================

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 11 - NOTES PAYABLE

   At March 31, 2006 and 2005 notes payable consisted of debt to finance insurance premiums. The balances as of for this note were $94,573 and $9,433 respectively for years ended March 31.2006 and March 31, 2005. The annual rate of interest on the outstanding loan balances, were 6.95% and 6% for the comparative periods. The current note matures on November 8, 2006.

   For the comparative years March 31, 2006 and March 31, 2005 there was no long term debt outstanding.

NOTE 12 - INCOME TAXES

   The provision (benefit) for income taxes is as follows for the years ended March 31:

Current:                          2006       2005      2004

Federal                        407,620    335,333   535,555
State                          112,551    103,531   165,788
                             -------------------------------
                               520,171    438,864   701,343
                             -------------------------------

Deferred:
Federal                        (75,525)  (129,766)  (82,740)
State                          (23,318)   (40,065)   (8,685)
Increase in valuation
 allowance                           -          -         -
                             -------------------------------
                               (98,843)  (169,831)  (91,425)

Total Income Taxes             421,328    269,033   609,918
                             ===============================

     Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of deferred compensation, legal accruals unrealized gains, mutual fund start up costs and differences between depreciation expenses for financial statement purposes versus tax return purposes.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 12 - INCOME TAXES (Continued)

   Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:

                          March 31,2006
                  Asset     Liability      Net

Federal            254,782    (65,048)     189,734
State               78,663    (20,083)      58,580
               ------------------------------------
Total              333,445    (85,131)     248,314
               ====================================

                          March 31,2005
                  Asset     Liability      Net

Federal            162,197    (35,998)     126,199
State               29,911     (6,639)      23,272
               ------------------------------------
Total              192,108    (42,637)     149,471
               ====================================

   The following is a summary of the significant components of the Company's deferred tax assets and liabilities:


                               Years Ended March 31,
                            ---------------------------
                               2006             2005
                            ----------      -----------
Deferred tax
 assets(liabilities):
Mutual Fund Start Up Costs     21,783           24,002
Deferred compensation         172,605          168,106
Accrued legal                 139,057                -
Unrealized gain               (10,806)         (10,806)
Depreciation and other        (74,325)         (31,831)
                            ----------      -----------
Total Deferred Tax Assets     248,314          149,471
                            ==========      ===========


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 12 - INCOME TAXES (Continued)

    The total income tax provision (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

                                   Years Ended March 31,
                               ------------------------------
                                   2006      2005      2004
                               ------------------------------

Tax at U.S. statutory rate       296,129   357,770   471,876
State taxes,net of federal
 benefit                          54,610         -    95,009
Unallowable expenses              23,651   (88,737)   16,429
Other adjustments                 46,938
Change in valuation allowance          -         -    26,604
                               ------------------------------

Provision for income taxes       421,328   269,033   609,918
                               ==============================

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

   The Company's reportable segments include investment services offered through ICC and asset management services offered through. EPA. Asset management services are also offered through ICC which, in addition to being a broker-dealer, is a registered investment advisor doing business as ICA.

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

   Assets are allocated among ICH and its subsidiaries based upon legal ownership and the services provided. Total period-end assets are presented in this Note 13 on a stand-alone basis, i.e., without inter-company eliminations. Corporate items and eliminations are presented in the following table for the purpose of reconciling the stand-alone asset amounts to total consolidated assets.


                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 13 - SEGMENT INFORMATION (Continued)


                                                           Years Ended March 31,
                                           2006                    2005                    2004
                                   -------------          --------------          --------------

Inter-company eliminations          $(1,575,199)            $(1,779,540)            $(1,370,852)
Classification items (stand alone)            -                       -                       -
Deferred income taxes                    (2,613)                (31,830)                (47,804)
Income Taxes                                  -                (491,664)                      -
                                   -------------          --------------          --------------

Total Corporate items and
 eliminations                       $(1,577,812)            $(2,303,034)            $(1,418,656)
                                   =============          ==============          ==============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 13 - SEGMENT INFORMATION (Continued)


                                                           Years Ended March 31,
                                                      2006              2005             2004
                                              -------------     -------------    -------------
Non-interest revenues:
ICC,brokerage services                          62,070,480        50,871,854       46,093,464
EPA,ICA asset management services.               5,329,859         3,880,590        2,529,367
ICH investments (loss) gain                         (4,135)           12,763           21,324
                                              -------------     -------------    -------------

         Total                                  67,396,204        54,765,207       48,644,155
                                              =============     =============    =============

Revenues from transaction with other operating
 segments:
ICC,brokerage services                             983,910        $1,196,277          920,714
EPA,ICA asset management services.                 146,553           128,456          394,592
                                              -------------     -------------    -------------

         Total                                   1,130,463         1,324,733        1,315,306
                                              =============     =============    =============

Interest and dividend income,net:
ICC,brokerage services                             404,990           236,175          177,090
EPA,ICA asset management services.                  21,026               950                -
ICH                                                  9,447           151,612          142,829
ICH Securities                                     147,201            11,590                -
                                              -------------     -------------    -------------

        Total                                      582,664           400,327          319,919
                                              =============     =============    =============

Depreciation and amortization expenses:
ICC,brokerage services                             205,905           163,318          131,056
EPA,ICA asset management services.                   7,309             8,835            7,037
                                              -------------     -------------    -------------

        Total                                      213,214           172,153          138,093
                                              =============     =============    =============

Income tax provision (benefit):
ICC,brokerage services                             208,600           289,921          892,296
EPA,ICA asset management services.                 310,812           (38,678)        (292,864)
ICH                                                (98,084)           17,790           10,486
                                              -------------     -------------    -------------

        Total                                      421,328           269,033          609,918
                                              =============     =============    =============

Income (loss) :
ICC,brokerage services                             348,720           335,629        1,293,437
EPA,ICA asset management services.                 214,392           125,306         (434,437)
ICH                                               (260,605)          146,584          (68,587)
ICH Securities                                     147,131            11,590                -
                                              -------------     -------------    -------------

        Total                                      449,638           619,109          790,413
                                              =============     =============    =============

Period end total assets:
ICC,brokerage services                          10,082,597         9,429,559        8,256,043
EPA,ICA asset management services.               1,917,164           770,263          493,990
ICH                                              1,503,104         1,459,207        6,057,502
ICH Securities                                   3,400,774         4,753,643
Corporate items and eliminations                (1,577,812)       (2,303,034)      (1,418,656)
                                              -------------     -------------    -------------

        Total                                   15,325,827        14,109,638       13,388,879
                                              =============     =============    =============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 14 - COMMITMENTS AND CONTINGENCIES

   The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2006 and 2009. Options to renew for additional terms are included under the lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2006:

                  Year ending March 31, 2007           $381,378
                  Year ending March 31, 2008            279,906
                  Year ending March 31, 2009             61,040
                  Year ending March 31, 2010                 --
                                                       ---------
                  Total minimum lease payments         $722,324
                                                       =========

   Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes. The total lease expense amounted to $440,326 for fiscal year ended March 31, 2006, $382,809 for fiscal year ended March 31, 2005, and $322,846 for fiscal year ended March 31, 2004. The related party lease expense to Arlsburg Trust and Investors Realty, LLC. was $248,471 for fiscal year ended March 31, 2006. See Note 9 for related party leases.

NOTE 15 - LITIGATION

   The Company is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business.

   MASSACHUSETTS PROCEEDINGS

   By administrative complaint dated November 16, 2005, the Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") brought an adjudicatory proceeding against Investors Capital Corporation ("ICC") alleging violation of its supervisory obligations under State securities laws in connection with sales of equity-indexed annuities by a few of ICC's independent registered representatives. The complaint alleges, among other things, that ICC failed to properly supervise these representatives, thereby allowing allegedly unsuitable sales of these insurance products, and that ICC's actions constituted unethical or dishonest. The complaint, which seeks an order instructing ICC to cease such violations and to pay an unspecified administrative fine, also requests that ICC's registration as a securities broker-dealer in Massachusetts be suspended or revoked, that the firm be censured, and that it be ordered to fairly compensate purchasers of the insurance products for any losses attributable to wrongdoing by ICC.

We are unable to reasonably estimate any possible range of loss related to these proceedings due to their uncertain resolution. However, any conclusion of these matters favorable to the Division could have a material adverse effect on our financial position and results of operations.






   OTHER PROCEEDINGS

   At March 31, 2006, the Company was the co-defendant in various other lawsuits. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the aforementioned lawsuits and, as a result, in the majority of cases the Company's exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies", the Company had accrued expenses of approximately $434,000 for the year ended March 31, 2006 of which $122,000 is related to legal defense fees incurred as a result of the State proceeding as noted above. In addition, this accrual includes estimated probable settlement costs relating to the Company's defense in such lawsuits. For the year ended March 31, 2005 the Company had accrued expenses of approximately $247,000.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 16 - BENEFIT PLANS

   Stock Option Plans. As of September 1, 1994, the Company adopted a stock option plan (the "1994 Plan") that provided for the granting of options to an officer of the Company to purchase shares of the common stock of the Company. Following a three for two stock split in 1997, a maximum of 150,000 shares of common stock were issuable under the 1994 Plan. The number of options and grant date were determined at the discretion of the Company's Board of Directors (the "Board"). Options outstanding under the 1994 Plan are fully exercisable and have no stated expiration.

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

   As of March 12, 2001, the Board of Directors adopted the 2001 Equity Incentive Plan (the "2001 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock grants and/or stock options to purchase shares of the common stock of the Company. The aggregate number of shares issuable under the 2001 Plan cannot exceed 250,000. The number of shares subject to each stock grant or stock option and any vesting requirements are determined by the Board. To date, only options have been awarded under the 2001 Plan. The stock options outstanding fully vest two years after grant, are exercisable for an additional three years after vesting and are forfeited ninety days after termination of employment with the Company.

   The Investors Capital Holdings, Ltd. 2005 Equity Incentive Plan (the "2005 Plan") was adopted by the Board on May 17, 2005, and was approved by vote of the Company's stockholders at the meeting September 21, 2005. The purpose of the 2005 Plan is (i) to attract and retain employees, directors, officers, representatives and other individuals upon whom the responsibilities of the successful administration, management, planning and/or organization of the Company may rest, and whose present and potential contributions to the welfare of the Company, a parent corporation or a subsidiary are of importance ("Key Contributors"), and (ii) to motivate Key Contributors with a view toward enhancing profitable growth of the Company over the long term.

   Options to purchase the Company's common stock, and grants of common stock, may be awarded under the 2005 Plan. Options may, but need not, be designated as incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986.

   A summary of the company's shares issued under the 2005 Plan as of March 31, 2006 is presented below. This plan was not adopted or approved for fiscal years ended March 31, 2005 and 2004.

                                                    Shares   Date of grant     Price at    Remaining
                                                                                grant    vested period

Stock awards to a registered representative         2,700  September 21, 2005      $4.03  fully vested
Stock awards to a consultant                          580  September 21, 2005      $4.03  fully vested
Stock awards to registered representatives         29,998  December   2, 2005      $3.08   32 months
Stock awards to a consultant                        1,500  September 21, 2005      $4.03  fully vested
                                                ----------
Total                                              34,778
                                                ==========

   The stock compensation for year ended March 31, 2006 for shares issued under this plan was $29,529.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 16 - BENEFIT PLANS (Continued)

     A summary of the status of the Company's employee and Directors' fixed stock options as of March 31, 2006, 2005 and 2004 and changes during the years ending on those dates is presented below:


Employee                                    2006                    2005                    2004
                                    ----------------------  ---------------------  ------------------------
Fixed Options                                  Weighted-               Weighted-               Weighted-
                                                 Average                Average                  Average
                                      Shares   Exercise       Shares   Exercise      Shares  Exercise Price
                                                  Price                  Price

Outstanding at beginning of year      198,934       $2.46     199,923      $2.45     207,709         $2.65

Granted                                     -                       -                      -
Forfeited                             (40,256)      $8.00           -                 (7,453)        $8.00
Exercised                                   -                    (989)     $1.91        (333)        $1.91
Reclassified(non-employee)             (5,346)      $1.91
                                    -----------------------------------------------------------------------

Outstanding at year end               153,332       $1.02     198,934      $2.46     199,923         $2.45

Options exercisable at year-end       151,999                 192,934                192,189

Weighted-average fair value of
options granted during the year             -                       -                      -


    The fair value of options granted to employees in 2006, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                              2006     2005     2004

Dividend                                      0.16%    0.10%       0%
Volatility                                   47.00%   41.00%   44.00%
Risk-free interest rate                       4.85%    3.86%    2.36%
Expected Life in years                        1.75     2.75     3.75


   The following table summarizes information about employee and Directors' fixed stock options outstanding as of March 31, 2006:

     Options Outstanding                                 Options Exercisable
-------------------------------   ----------------------------------------------------------------
                                   Weighted-Average
     Range Of        Number            Remaining                      Number     Weighted-Average
 Exercise Prices   Outstanding     Contractual Life  Exercise Price Exercisable   Exercise Price

            $1.00   150,000       No Stated Maturity         $1.00   150,000                $1.00

            $1.91     3,332                   1.75         $1.91       1,999                $1.91
                    -------                                          -------
                    153,332                   1.75(1)        $1.02   151,999                $1.01
                    =======                                          =======

(1) Includes only stock options with stated maturity



                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 16 - BENEFIT PLANS (Continued)

   The following table summarizes information about ex-directors' fixed stock options outstanding as of March 31, 2006:

        Options Outstanding                                     Options Exercisable
----------------------------------  ----------------------------------------------------------------
                                     Weighted-Average
      Range Of          Number           Remaining                       Number    Weighted-Average
  Exercise Prices    Outstanding     Contractual Life  Exercise Price Exercisable   Exercise Price

           $1.91          5,346                 1.75          $1.91        2,678           $1.91


   A summary of the status of the Company's independent registered representatives' fixed stock options as of March 31, 2006, 2005 and 2004 and changes during the years ending on those dates is presented below:


Independent Representatives
                              2006                    2005                    2004
                     ----------------------  ----------------------  ----------------------
Fixed Options                   Weighted-               Weighted-               Weighted-
                                  Aver.                   Aver.                   Aver.
                      Shares    Exercise      Shares    Exercise      Shares    Exercise
                                  Price                   Price                   Price

Outstanding at
beginning of year     372,142        $5.42    352,895        $5.43    296,022        $6.12

Granted                     -        $0.00     49,509        $4.55     93,901        $3.50
Forfeited            (184,941)       $6.66    (17,501)       $6.46    (37,028)       $6.09
Exercised              (2,120)       $2.00    (12,761)       $2.00          -

Outstanding at year
 end                  185,081        $3.35    372,142        $5.42    352,895        $5.43


   Stock-based compensation for grants to registered representatives amounted to $15,814, $97,841 and $319,606 for the years ended March 31, 2006, 2005 and and 2004, respectively. This compensation was calculated using the Black-Scholes option-pricing during fiscal year ended March 31, 2006. The fair value per share was $1.41 per the July 01, 2002 lot, $0.92 per the August 15, 2003 lot, and $0.90 per the November 01, 2004 lot. The following assumptions were applied at March 31, 2006 to grants for the years ending March 31:

                                       2006                          2005                           2004

                          July 2002  Aug 2003  Nov 2004  July 2002  Aug 2003  Nov 2004   July 2002  Aug 2003

Dividend                      0.16%     0.16%     0.16%      0.10%     0.10%     0.10%          0%        0%
Volatility                      47%       47%       47%        41%       41%       41%         44%       44%
Risk-free interest rate       4.88%     4.84%     4.86%      3.73%     3.90%     4.05%       1.94%     2.30%
Expected Life in years        1.25      2.38      3.58       2.25      3.38      4.58        3.25      4.38

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 16 - BENEFIT PLANS (Continued)

   The following table summarizes information about independent registered representatives' fixed stock options outstanding as of March 31, 2006:


         Options Outstanding                             Options Exercisable
-------------------------------------------------------------------------------------------------

                                        Weighted-
                                         Average
                                        Remaining
     Range Of        Number           Contractual     Exercise      Number     Weighted-Average
  Exercise Prices  Outstanding             Life         Price     Exercisable   Exercise Price

      $8.00               -                 -           $8.00                               -
      $3.90          10,000              0.16           $3.90       10,000               0.28
      $2.00          52,943              1.25           $2.00       52,943               0.76
      $3.50          76,414              2.38           $3.50       76,414               1.92
      $4.55          45,724              3.58           $4.55
                   ---------             ----           -----      --------         ----------
                    185,081              2.23           $3.35      139,357              $2.96

       Retirement Plans: The Company has a 401(k) retirement plan that allows participation by all employees with at least three months of service. Individuals employed on the plan's effective date did not have to satisfy the service requirement. The Company's contribution was based on matching 100% of the first 3% of the amount of elected salary deferral elected by each eligible employee. Effective May 29, 2001 the Company's contribution was increased to matching 100% of the first 6% of the amount of elected salary deferral, with matching dollars to be in the form of the Company's common stock. The Company's contribution expense for the years ended March 31, 2006, 2005 and 2004 were $144,740, $109,641 and $92,373, respectively.

   There were no deferred compensation plans established for the fiscal years ended March 31, 2006, 2005 or 2004.

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

NOTE 18 - EARNINGS PER COMMON SHARE

   Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Options to purchase common stock totaling 55,724, 207,632, and 226,951 at March 31, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    Years Ended March 31, 2006, 2005 and 2004

NOTE 19 - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The unaudited quarterly amounts may differ due to the reclassifications.
Refer to Note 2 -- Summary of Significant Accounting Policies.

                                    June 30, 2005 September 30, 2005  December 31, 2005   March 31, 2006

Revenues                             $15,193,236        $16,170,245        $17,004,416      $19,610,971
Expenses                              15,086,010         16,213,081         16,802,932       19,427,207
Net Income (Loss)                        107,226            -42,836            201,484          183,764
Basic Earnings (Loss) per Share            $0.02             -$0.01              $0.03            $0.04
Diluted Earnings (Loss) per Share          $0.02             -$0.01              $0.03            $0.04

                                    June 30, 2004 September 30, 2004  December 31, 2004   March 31, 2005

Revenues                             $14,315,198        $12,440,188        $13,580,861      $14,829,287
Expenses                              14,111,182         12,589,685         13,225,638       14,619,920
Net Income (Loss)                        204,016           -149,497            355,223          209,367
Basic Earnings (Loss) per Share            $0.04             -$0.03              $0.06            $0.04
Diluted Earnings (Loss) per Share          $0.03             -$0.03              $0.06            $0.04

NOTE 20 - TRADING ERROR

   In the financial statements for the year ended March 31, 2004, the Company disclosed a trading error as a subsequent event. This error was the result of a trade initiated by a registered representative during the normal course of business on April 20, 2004. The potential impact disclosed was estimated to be a $530,000 decrease to the statement of income. The Company pursued all remedies, including insurance, recourse from the clearing firm and recovery from the registered representative. The outcome of such remedies was $315,010. Therefore, the net loss realized from the trade error was $214,337 that is included in cost of sales for the year ended March 31, 2005. There was no trading error that had material effect on the financial statements for the year ended March 31,2006.

NOTE 21 - SUBSEQUENT EVENT

   A $0.04/share dividend was declared on May 12, 2006 for shareholders of record dated June 15, 2006. This dividend will be paid on June 29, 2006.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9B.  OTHER INFORMATION.

   None.

                                    PART III


ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

   The following sets forth, as of June 29, 2006, certain information with respect to each of the executive officers of ICH:

Incorporated by Reference

   Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Item 13 -- "Certain Relationships and Related Transactions" and Item 14 - "Principal Accountant Fees and Services" are incorporated herein by this reference to the Company's definitive proxy statement for its 2006 annual meeting of stockholders, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as a Part of this Report:

1.       Financial Statements:                                                                            Page
         ---------------------                                                                            ----

         Independent Auditors' Report                                                                       38

         Consolidated Balance Sheets as of March 31, 2006 and 2005                                          39

         Consolidated Statements of Income for the years ended March 31, 2006, 2005 and 2004                40

         Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31,
            2006, 2005 and 2004                                                                             41

         Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004            42

         Notes to Consolidated Financial Statements                                                         44


2.       Financial Statement Schedules:
         ------------------------------

   No financial schedules are listed since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.


3.       Exhibits:
         ---------
Exhibit
Number                              Description                               Location
-------                             -----------                               --------

3.1         Articles of Organization, as amended                                        (2)(Exh. 3.1)

3.2         By-Laws                                                                     (2)(Exh. 3.2)

4.1         Form of Stock Certificate                                                   (2)(Exh. 4.1)



10.1        Employment Agreement with Theodore E. Charles (3)                           (2)(Exh. 10.1)

10.2        Employment Agreement with Timothy B. Murphy (3)                             (2)(Exh. 10.2)

10.3        The 1994 Stock Option Plan                                                  (4)(Exh. 10.3)

10.4        The 2005 Equity Incentive Plan                                              (5)(Exh. 4.5)

14.1        Code of Ethics                                                              (4)(Exh. 14.1)

21.1        Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2006                  (1)

31.1        Certification of Theodore E. Charles pursuant to Rule 13a-14(a)                        (1)

31.2        Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)                          (1)

32.1        Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350                (1)

32.2        Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350                  (1)


------------------------------------

(1)  Filed herewith.

(2) Incorporated by reference to the indicated exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-05327) filed August 14, 2000.

(3) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(4) Incorporated by reference to the indicated exhibit to the Registrant's Annual Report on Form 10-K filed June 30, 2005.

(5) Incorporated by reference to the indicated exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-43664) filed June 9, 2006.

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


                                        INVESTORS CAPITAL HOLDINGS, LTD.

                                        By:/s/ Timothy B. Murphy
                                           ------------------------------------
                                           Chief Financial Officer
                                           Date: June 29, 2006


   Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated.


Signature                           Capacity(ies)                                  Date
---------                           -------------                                  ----

/s/ Theodore E. Charles             Principal Executive Officer                    June 29, 2006
---------------------------------
Theodore E. Charles


/s/ Timothy B. Murphy               Principal Financial and Accounting Officer     June 29, 2006
---------------------------------
Timothy B. Murphy


/s/ Arthur J. Stickney              Director                                       June 29, 2006
---------------------------------
Arthur J. Stickney

/s/ William Atherton                Director                                       June 29, 2006
---------------------------------
William Atherton

/s/ Robert Martin.                  Director                                       June 29, 2006
---------------------------------
Robert Martin

                                  EXHIBIT INDEX
                                  -------------

              (Exhibits being initially filed with this Form 10-K)


21.1    Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2006

31.1    Certification of Theodore E. Charles pursuant to Rule 13a-14(a)

31.2    Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)

32.1    Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350

32.2    Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350

                                  Exhibit 21.1

                Subsidiaries of Investors Capital Holdings, Ltd.


Subsidiary                                        Jurisdiction of Incorporation

Investors Capital Corporation                           MA

Eastern Point Advisors, Inc.                            MA

ICC Insurance Agency, Inc.                              MA

Investors Capital Holdings Securities Corporation       MA





All subsidiaries are wholly-owned by Investors Capital Holdings, Ltd.