Form 10-Q
period 2006-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2006-08-14
CIK 1001871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  _____________

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2006


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

Number of shares outstanding of our only class of common stock as of August 11, 2006:

                                    6,131,472

--------------------------------------------------------------------------------

                                Table of Contents


PART I

--------------------------------------------------------------------------------
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES

PART II

--------------------------------------------------------------------------------
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES




--------------------------------------------------------------------------------
                                     Page 2

PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   June 30,       March 31,
                                                                     2006           2006
                                                                 -----------    -----------
   Assets

Current Assets

Cash and cash equivalents ...................................  $  7,060,525   $  7,718,682
Deposit with clearing organization, restricted ..............       175,000        175,000
Accounts receivable .........................................     3,066,807      4,163,658
Note receivable-sale of asset (current) .....................        18,813          8,561
Loans receivable from registered representatives(current) ...       491,367        379,222
Prepaid income taxes ........................................       658,508           --
Marketable securities, at market value ......................       131,348         73,702
Prepaid expenses ............................................       303,851        261,888
                                                                --------------------------
                                                                 11,906,219     12,780,713

Property and equipment, net .................................       827,269        772,498

Long Term Investments
Loans receivable from registered representatives ............       198,509        223,019
Note Receivable-sale of asset ...............................       747,617        747,617
Equity Investments,at cost ..................................       190,000        190,000
Investments .................................................       157,776        159,150
Cash surrender value life insurance policies ................       196,852        181,872
                                                                --------------------------
                                                                  1,490,754      1,501,658
Other Assets
Other assets ................................................        25,798         22,644
Deferred tax asset, net .....................................       196,307        248,314
                                                                --------------------------
                                                                    222,105        270,958

TOTAL ASSETS ................................................    14,446,347     15,325,827
                                                                ==========================
Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable ............................................  $  1,252,396   $  1,210,086
Accrued expenses ............................................       446,483        648,298
Notes payable ...............................................        47,833         94,573
Unearned revenues ...........................................        86,591        104,779
Commissions payable .........................................     2,177,286      2,432,596
Income taxes payable ........................................          --          198,026
Securities sold, not yet purchased, at market value .........        40,877         51,386
                                                                --------------------------
                                                                  4,051,466      4,739,744
Long-Term Liabilities

Total Liabilities ...........................................     4,051,466      4,739,744
                                                                --------------------------
Stockholders' Equity:

Common stock, $.01 par value, 10,000,000 shares authorized;
 6,131,472 issued and 6,127,587 outstanding at June 30,
 2006; 5,757,348 issued and 5,753,463 outstanding at March
 31, 2006 ...................................................        61,315         57,942
Additional paid-in capital ..................................     9,390,419      8,740,780
Retained earnings ...........................................       954,949      1,797,789
less: Treasury stock, 3,885 shares at cost ..................       (30,135)       (30,135)
Accumulated other comprehensive income ......................        18,333         19,707

                                                                --------------------------
Total stockholders' equity ..................................    10,394,881     10,586,083

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY ......................................................  $ 14,446,347   $ 15,325,827
                                                                ==========================


            See Notes to Condensed Consolidated Financial Statements.


--------------------------------------------------------------------------------

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     June 30,
                                                           ----------------------------
                                                               2006           2005
Revenues                                                   -------------  -------------

Commission ..............................................  $ 17,458,902   $ 13,368,068
Advisory fees ...........................................     1,568,429      1,155,982
Other fee income ........................................        66,397        103,438
Marketing revenue .......................................       324,414        435,224
Other income ............................................       184,030        130,524
                                                           -------------  -------------

Total Revenue ...........................................    19,602,172     15,193,236

Commission and advisory fees expenses ...................    15,815,220     11,982,282
                                                           -------------  -------------
Gross profit ............................................     3,786,952      3,210,954
                                                           -------------  -------------
Operating expenses:
Advertising .............................................       269,627        242,607
Communications ..........................................        65,767        155,508
                                                           -------------  -------------
Total Selling Expenses ..................................       335,394        398,115
                                                           -------------  -------------

Compensation and benefits ...............................     2,716,025      1,735,128
Regulatory, legal and professional ......................     1,202,340        473,144
Occupancy ...............................................       234,006        154,091
Other administrative expenses ...........................       332,604        243,508
                                                           -------------  -------------
Total Administrative Expenses ...........................     4,484,975      2,605,871
                                                           -------------  -------------
Total Operating Expenses ................................     4,820,369      3,003,986
                                                           -------------  -------------
Operating(Loss) income ..................................    (1,033,417)       206,968
                                                           -------------  -------------
Other expense:
Interest expense ........................................         8,032          3,334
                                                           -------------  -------------
Total other expense .....................................         8,032          3,334
                                                           -------------  -------------
Income  (Loss) before taxes .............................    (1,041,449)       203,634
Benefit (provision) for income taxes ....................       443,827        (96,408)
                                                           -------------  -------------
Net(Loss) income ........................................  $   (597,622)  $    107,226
                                                           =============  =============
Earnings per common share:
Basic earnings per common share .........................  $      (0.10)  $       0.02
Diluted earnings per common share .......................  $      (0.10)  $       0.02
                                                           =============  =============
Share data:

Weighted average shares used in basic earnings per
common share calculations ...............................     5,799,998      5,754,015

Incremental shares from assumed exercise of stock options       141,243        173,278
                                                           -------------  -------------
Weighted average shares used in diluted earnings per
common share calculations ...............................     5,941,241      5,927,293
                                                           =============  =============


           See Notes to Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                     Page 4

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                   Common    Amount    Additional  Comprehensive   Retained   Treasury   Accumulated
                                   Stock                Paid-In       Income       Earnings    Stock       Other
                                   Shares               Capital                    (Deficit)            Comprehensive     Total
                                                                                                        Income (Loss)
                                 --------------------------------------------------------------------------------------------------
Balance at April 01, 2005         5,757,348  $ 57,573 $ 8,691,566            -   $ 1,463,779 $ (30,135)            -  $ 10,182,783

Stock based compensation              1,630        17     14,857                                                            14,874

Comprehensive income:
   Net income                                                          107,226       107,226
Other Comprehensive Income:
   Unrealized gain on securities:
      Unrealized holding
      gains arising during
      period no tax effect                                                   -
                                                                   ------------
                                                                             -
                                                                   ------------                        --------------

                                                                   ------------
Other Comprehensive Income                                                   -                                     -
                                                                   ------------                        --------------

                                                                   ------------
   Comprehensive Income                                                107,226                                             107,226
                                                                   ============
   Dividend payment to shareholders                                                 (115,629)                             (115,629)

                                 --------------------------------------------------------------------------------------------------
Balance at June 30, 2005          5,758,978  $ 57,590 $ 8,706,423            -   $ 1,455,376 $ (30,135)            -    10,189,254
                                 ==================================================================================================

Balance at April 01, 2006         5,794,246  $ 57,942 $ 8,740,780            -   $ 1,797,789 $ (30,135) $     19,707  $ 10,586,083

Stock based compensation            337,226     3,373    649,639                                                           653,012

Comprehensive income:
   Net (loss)                                                         (597,622)     (597,622)

Other Comprehensive Income:
   Unrealized gain on securities:
      Unrealized holding gains arising during                           (1,374)
      period no tax effect

                                                                             -
                                                                   ------------
                                                                                                       --------------
Other Comprehensive Income                                              (1,374)                               (1,374)
                                                                   ------------                        --------------

                                                                   ------------
   Comprehensive Income                                               (598,996)                                           (598,996)
                                                                   ============
   Dividend payment to shareholders                                                 (245,218)                             (245,218)

                                 --------------------------------------------------------------------------------------------------
Balance at June 30, 2006          6,131,472  $ 61,315 $ 9,390,419            -   $   954,949 $ (30,135) $     18,333  $ 10,394,881
                                 ==================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                     Page 5

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                                           Three Months Ended June 30,
                                                              2006            2005
                                                              ----            ----
Cash flows from operating activities:

Net(Loss) income .......................................   $ (597,622)    $ 107,226
Adjustments to reconcile net(Loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization ..........................       60,343        49,209
Change in deferred taxes ...............................       52,007        12,164
Stock Based Compensation ...............................      624,025             0
Cash surrender value life insurance policy .............      (14,980)      (88,406)
Stock option compensation ..............................       26,935        11,614
Change in marketable securities ........................      (68,155)     (102,983)
Income (loss) on investment ............................            0          (248)

Change in operating assets and liabilities
Decrease (increase) in accounts receivable .............    1,096,851        67,583
Increase (decrease) in prepaid expenses and other assets      (45,117)       25,997
Decrease (increase) in prepaid income taxes and payable      (856,534)       75,244
Increase (decrease) in accounts payable ................       42,310      (322,997)
Increase in accrued expenses ...........................     (201,815)     (356,978)
(Decrease) increase  in commissions payable ............     (255,310)      495,203
Increase (decrease) in unearned revenues ...............      (18,188)      (13,494)
Net cash used by operating activities ..................     (155,250)      (40,866)

Cash flows from investing activities:

Purchases of property and equipment ....................     (115,114)     (180,630)
Changes in Note Receivable .............................      (10,252)
Loans receivable from registered representatives .......      (87,635)      (61,393)

Net cash used in investing activities ..................     (213,001)     (242,023)



            See Notes to Condensed Consolidated Financial Statements.



--------------------------------------------------------------------------------

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (CONTINUED)


                                                    Three Months Ended June 30,
                                                        2006          2005
                                                        ----          ----
Cash flows from financing activities:
Payment of Note Payable ..........................      (46,740)       (7,046)
Payment of dividends .............................     (245,218)     (115,630)
Exercise of stock options ........................        2,052         3,260

Net cash used in financing activities ...              (289,906)     (119,416)

Net Decrease in cash and cash equivalents ........     (658,157)     (402,305)

Cash and cash equivalents, beginning of  year ....  $ 7,718,682   $ 8,618,261

Cash and cash equivalents, end of year ...........  $ 7,060,525   $ 8,215,956

Supplemental disclosures of cash flow information:
Interest paid ....................................        8,032         3,334

Income taxes paid ................................      360,700         9,000






            See Notes to Condensed Consolidated Financial Statements.



--------------------------------------------------------------------------------

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2006
                                   (UNAUDITED)


NOTE 1.  ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:

         Incorporated in July 1995, Investors Capital Holdings, Ltd. ("ICH") is a financial services holding company that operates through its subsidiaries, Investors Capital Corporation ("ICC") (doing business as Investors Capital Advisors, "ICA", as a registered investment advisor), Eastern Point Advisors, Inc. ("EPA"), ICC Insurance Agency, Inc. and Investors Capital Holdings Securities Corporation ("ICH Securities") and in two segments of the financial services industry. These two segments provide for the offering of (1) broker-dealer services in support of trading in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities and variable life insurance, including provision of market information, Internet on-line trading, portfolio tracking and records management, and (2) investment advisory and asset management services. These products and services are offered throughout the United States primarily through our network of independent registered representatives. ICH Securities was formed in March 2005 to hold cash, cash equivalents, interest income and dividend income for ICH.


BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. Operating results for the three-month period ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's Form 10-K for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission.


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



--------------------------------------------------------------------------------

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT
        ACCOUNTING POLICIES (continued)


SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

         Summarized below are the Company's revenue recognition policies for the following income item areas: Mutual Funds/Variable Annuities, Marketing Revenue on production and for regional and national events, Administration fees on Errors and Omissions ("E&O") and Renewals, Advisory Fees and Trading Revenue. These policies are in compliance with SEC Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition in Financial Statements".

         Mutual Funds/Variable Annuities. Mutual Funds/Variable Annuity revenue is recognized upon receipt of commissions related to each sale, which generally is settled on the trade date. The earnings process is substantially complete at the point that the fund company distributes payment to the Company.

         Trading. The Company earns commissions through stock purchase and sale transactions, mutual fund purchases, government and corporate bonds transactions, fee-based managed accounts and ticket charges. The Company also earns revenue in the form of 12b-1 fees and interest on account balances. The earnings process is substantially complete at trade date in accordance with the rules of the National Association of Securities Dealers ("NASD") and the Securities and Exchange Commissions ("SEC").

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

         Advisory Fees. Our managed accounts advisory fees are based on the amount of assets managed per agreement between the advisor and the advisor's client. These revenues are recorded quarterly as and when billed, and any portion remaining uncollected at the end of the subsequent quarter is charged against earnings at that time.

         In the past, advisory fees relating to the management of mutual funds were based on average daily net fund assets as specified in the Company's advisory agreement and disclosed in the funds' prospectuses. These fees were recognized monthly based on the fund Trustee's administrative fee report detailing the amounts that were earned for the month. The Company in the past had elected to waive certain of these fees to allow for one of the funds to maintain its ceiling on administrative expenses. Per agreement with the trustee of the funds, the waived fees were subject to a three-year recovery period, at the end of which any uncollected fees were permanently waived and, consequently, charged against earnings. The Company ceased its mutual funds advisory services during the previous fiscal year, and its successor as fund advisor agreed to pay to the Company all such waived amounts with interest.

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

--------------------------------------------------------------------------------

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED JUNE 30, 2006 (UNAUDITED)

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT
        ACCOUNTING POLICIES (continued)

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

         Advisory fees from mutual funds. As disclosed in the respective mutual funds' prospectuses, in the past the Company attempted to recoup all waived advisory service fees within a three-year period. If management believed that the likelihood of collecting that receivable within the three-year period was doubtful, then the Company provided for an allowance in accordance with SFAS No.
5. Determinations whether to write off such fees were made annually. Effective October 18, 2005, the Company no longer provides advisory services to mutual funds and is entitled to payment of all previously waived advisory fees by its successor as fund advisor.

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

         The Company's reportable segments include investment services offered through ICC and asset management services offered through ICA , including securities, insurance, financial planning and related services. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generate recurring annual revenue from fees received on the management of customer accounts.

         EPA had provided money management services to a variety of investors (See Part 1. Item 1 of March 31, 2006 10-K "Investment Advisory Services") and until October 18, 2005, provided asset management and portfolio design services to two mutual funds. ICA's primary mission is to offer clients investment advisory and asset management procedures grounded on sound investment principles of asset allocation, performance monitoring and portfolio rebalancing.

         Under the guidelines of FAS 131 "Disclosures about Segments of an Enterprise and Related Information", commencing with the quarter ended December 31, 2005, management reports its segments on a management approach whereby our business is presented in segments reflecting the way we make operating decisions and assess performance. Accordingly, ICA is now reported as part of the asset management services segment. Segments are currently reported based upon the services provided, whereas they were previously segmented according to legal entity.

         In presenting segment data, all corporate overhead items are allocated to the segments, and inter-segment revenue, expense, receivables and payables are eliminated. Currently it is impractical to report segment information using geographical concentration.

--------------------------------------------------------------------------------
                                     Page 10

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED JUNE 30, 2006 (UNAUDITED)
NOTE 2.  SEGMENT INFORMATION (CONTINUED

         Assets are allocated among ICH and its subsidiaries based upon legal ownership and the services provided. Total period-end assets are presented in this Note 2 on a stand-alone basis, i.e., without inter-company eliminations. Corporate items and eliminations are presented in the following table for the purpose of reconciling the stand-alone asset amounts to total consolidated assets.


                                                                      Three Months Ended
                                                                            June 30,
                                                                  2006                   2005
                                                             ---------------        ---------------
Inter-company eliminations                                      $ 1,152,360            $ 2,501,849
Deferred income taxes                                                   478                 45,561
Income Taxes                                                         20,354                (25,645)
                                                             ---------------        ---------------
Total Corporate items and eliminations                          $ 1,173,192            $ 2,521,765
                                                             ===============        ===============


Segment reporting is as follows:

                                                              Quarter Ended March 31,
                                                               2006            2005
                                                           -------------   -------------
Non-interest revenues:
ICC brokerage services .................................   $ 17,834,357    $ 13,869,504
EPA, ICA asset management services......................      1,592,222       1,203,209
ICH investments (loss) gain ............................             --            (141)
                                                           -------------   -------------
         Total..........................................     19,426,579      15,072,572
                                                           =============   =============
Revenues from transaction with other operating segments:
ICC brokerage services .................................      1,139,561         408,438
EPA, ICA asset management services......................             --          45,382
                                                           -------------   -------------
         Total..........................................      1,139,561         453,820
                                                           =============   =============
Interest and dividend income,net:
ICC brokerage services .................................        130,603          79,007
EPA, ICA asset management services......................         18,002             211
ICH ....................................................            226           5,335
ICH Securities .........................................         26,762          36,111
                                                           -------------   -------------
        Total...........................................        175,593         120,664
                                                           =============   =============
Depreciation and amortization expenses:
ICC brokerage services .................................         59,652          46,650
EPA, ICA asset management services......................            691           2,559
                                                           -------------   -------------
        Total...........................................         60,343          49,209
                                                           =============   =============
Income tax provision (benefit):
ICC brokerage services .................................       (614,368)         75,624
EPA, ICA asset management services......................        159,241           1,235
ICH ....................................................         11,300          19,549
                                                           -------------   -------------
        Total...........................................       (443,827)         96,408
                                                           =============   =============
Income (loss) :
ICC brokerage services .................................       (827,230)         84,106
EPA, ICA asset management services......................        214,393           1,374
ICH ....................................................        (11,527)        (14,354)
ICH Securities .........................................         26,742          36,100
                                                           -------------   -------------
        Total...........................................       (597,622)        107,226
                                                           =============   =============
Period end total assets:
ICC brokerage services .................................      9,167,171       9,627,940
EPA, ICA asset management services......................      1,482,984         849,831
ICH ....................................................      1,856,868         982,415
ICH Securities .........................................      3,112,516       4,789,743
Corporate items and eliminations .......................     (1,173,192)     (2,521,765)
                                                           -------------   -------------
        Total...........................................   $ 14,446,347    $ 13,728,164
                                                           =============   =============


--------------------------------------------------------------------------------
                                     Page 11

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2006
                                   (UNAUDITED)

NOTE 3.  LITIGATION

         The Company typically is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business.

   Massachusetts Proceedings

         By administrative complaint dated November 16, 2005, the Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") brought an adjudicatory proceeding (the "Massachusetts Proceedings") ICC alleging violation of its supervisory obligations under State securities laws in connection with sales of equity-indexed annuities by a few of ICC's independent registered representatives. The complaint alleges, among other things, that ICC failed to properly supervise these representatives, thereby allowing allegedly unsuitable sales of these insurance products, and that ICC's actions constituted unethical or dishonest conduct. The complaint, which seeks an order instructing ICC to cease such violations and to pay an unspecified administrative fine, also requests that ICC's registration as a securities broker-dealer in Massachusetts be suspended or revoked, that the firm be censured, and that it be ordered to fairly compensate purchasers of the insurance products for any losses attributable to wrongdoing by ICC.

         We are unable to reasonably estimate any possible range of loss related to these proceedings due to their uncertain resolution. However, any conclusion of these matters favorable to the Division could have a material adverse effect on our financial position and results of operations.

   Other Proceedings

         At June 30, 2006, the Company was the co-defendant in various other lawsuits other than the Massachusetts Proceedings. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the aforementioned lawsuits and, as a result, in the majority of cases the Company's exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies", the Company had accrued expenses of approximately $0.86 million for the quarter ended June 30, 2006 related to legal fees and estimated probable settlement costs relating to the Company's defense in various lawsuits.




--------------------------------------------------------------------------------
                                     Page 12

NOTE 4.  STOCK BASED COMPENSATION

         The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share-Based Payment on April 1, 2006. The adoption of this statement did not have a material impact on the Company's consolidated financial statements given that it adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002 using the modified prospective application transition method within the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

Stock Option Plan

         The Company had granted options prior to the adoption of SFAS 123(R) and had previously reported as a footnote disclosure the proforma effect if we had reported an expense under the guidelines of SFAS No. 123. There was no expense reported as a proforma for quarter ended June 30, 2005.

In adopting the SFAS No. 123(R) there was $0.00 expense to be reported for quarter ended June 30, 2006.

Restricted Stock Plan

         Under the 2005 Equity Incentive Plan the Company is authorized to issue restricted shares of common stock to employees. Awards under this plan may be granted by the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management growth, and/or profitability of the Company. These shares are forfeitable in the event of termination other than for death, disability or retirement. The compensation cost is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. The following activity occurred during the three months ended June 30, 2006:


                                  Weighted
                                  Average
                                 Grant Date
                                 Fair Value
                    Shares           ($)
                ---------------------------
Nonvested at
4/1/2006             26,785        $ 3.08

Granted             336,200          3.65
Vested             (171,536)         3.64
Canceled                  -             -
                ---------------------------
Nonvested at
6/30/2006           191,449        $ 3.58



         The Company's net loss for the three months ended June 30, 2006 includes $557,196 of compensation costs related to the Company's Equity Incentive Plan grants of restricted stock to employees, and $66,800 for grants to Directors, consultants and independent representatives. The Company's net income for the three months ended June 30, 2005 includes $0.00 of compensation check costs related to this plan.

         As of June 30, 2006, there was $684,907 of total unrecognized compensation cost related to grants under the Company's Equity Incentive Plan. These costs are expected to be recognized over a weighted average period of approximately 4.64 years. The total fair value of shares vested under this plan during the three months ended June 30, 2006 was $608,599.


NOTE 5 - NOTE RECEIVABLE

         On October 24, 2005, the Company entered into a definitive agreement (the "Transition Agreement") with Dividend Growth Advisors, LLC ("DGA"). Pursuant to the Transition Agreement, the Company agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the "Trust") effective October 18, 2005 to permit the appointment by the Trust of DGA to supersede the Company as the Trust's investment advisor. The Company had served since 1999 as Investment Advisor for the Funds, which are sponsored by the Trust, and DGA had provided investment advisory services to the Trust since 2004 pursuant to a subcontract with the Company. DGA entered into a new advisory agreement directly with the Trust.

--------------------------------------------------------------------------------
                                    Page 13

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis reviews our consolidated financial condition as of June 30, 2006 and March 31, 2006, the consolidated results of operations for the three months ended June 30, 2006 and 2005 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in the Form 10-Q. Unless context requires otherwise, as used in this Management's Discussion and Analysis
(i) the "current period" means the fiscal quarter ended June 30, 2006, (ii) the "prior period" means the fiscal quarter ended June 30, 2005, (iii) an increase and decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

         The statements, analysis, and other information contained herein relating to trends in our operations and financial results, the markets for our products, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company and are subject to many risks and uncertainties. Our actual results may differ materially from the results anticipated in these forward-looking statements. Readers are directed to discussions of risks and uncertainties that may be found in this report and other documents filed by the Company with the United States Securities and Exchange Commission. We specifically disclaim any obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

OVERVIEW

         We are a financial services holding company that, through our subsidiaries, provides brokerage, investment advisory, asset management, financial planning, insurance and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by any one of or by a multiple of such external factors.

OUR BUSINESS

         A key component of our business strategy is to recruit and provide productive support to independent representatives who generate comparatively large sales volumes and are motivated to continually grow their business by offering a wide variety of services and a diversified range of investment products to their clients. The Company focuses on providing substantial added value to our representatives that enables them to be more productive, particularly in high margin lines such as advisory services. Support provided to assist representatives in pursuing consistent and profitable sales growth takes many forms. These forms include hi-tech trading systems, targeted financial assistance and a network of communication links with investment product companies including regional and national conventions that provide forums for interaction to improve products, sales and client satisfaction.

         The Company operates primarily through its subsidiary, ICC, in two segments of the financial services industry:

       Broker-Dealer Services

         Broker-dealer services in support of trading and investment in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities and variable life insurance, including provision of market information, internet trading and portfolio tracking facilities and records management, and


--------------------------------------------------------------------------------
                                    Page 14

Investment Advisory Services

         The Company provides investment advisory services of asset allocation and portfolio rebalancing through ("ICA"). In the past investment advisory services were performed by EPA; however, to avoid the duplication of efforts to support two advisory service entities, the Company operates as a registered investment adviser under ICA.

OUR PROCESS

Check and Application

         The majority of transactions are conducted through a check and application process whereby a check and an investment company's particular product application is delivered to us for processing. This includes principal review and submission to the investment company or clearing firm.

Online Trading

         Registered representatives can efficiently submit a wide range of security investments online through the use of our remote electronic entry trading platform.

Bond Trading

         The Company's fixed-income trading desk uses a network of regional and primary dealers to execute trades across all fixed-income asset classes. The desk also utilizes several dealer-only electronic services that allow the desk to offer inventory and to execute trades.

Asset Allocation

         Asset Allocation services are made available through Investors Capital Advisory, the Company's registered investment advisor subsidiary. The allocation services, for the most part, are conducted through our online trading platform. Other allocation services are performed directly by the fund company.

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT

         Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include recruiting statistics for quality representatives, top line commission and advisory services revenues, gross margins, operating expenses, legal costs, earnings per share, and average revenue per representative.

RECRUITING

         Revenue growth continues to be supported by our success in recruiting sophisticated, experienced representatives who are qualified and likely to engage in trading (brokerage) services. As indicated in the following table, compared to the prior period we recruited 42.86% more new representatives who generated 114.32% more trading commission revenues. This performance contributed to a Company-wide $1.64 million, or 45.57%, increase in commission revenues from trading.



Recruiting Statistics                          Quarter Ended
                                                   June 30,      Change      Percent Change
                                             2006       2005  2006 vs. 2005  2006 vs. 2005
                                             ----       ----  -------------  -------------
Revenues from New Recruits
Mutual Funds, Variable Annuities, Direct
  Participation Programs, Other            $122,537   $103,805   $ 18,732        18.05%
Trading Services(brokerage)                  52,631     24,558   $ 28,073       114.32%
Advisory Services                               672     24,488   -$23,816       -97.26%
                                           --------   --------   --------       ------

Total                                      $175,840   $152,851   $ 22,989        15.04%
                                           ========   ========   ========       ======

Representatives Recruited                        20         14          6        42.86%




-------------------------------------------------------------------------------
                                    Page 15

RESULTS OF OPERATIONS


                                                                     Percent of Revenue
                                                                        Quarter Ended            Percent
                                   Quarter Ended June 30,                   June 30,              Change
                                -----------------------------------------------------------------------------
                                                                                                    2006
                                   2006             2005            2006            2005          vs. 2005
                                ------------   ---------------   ------------    ------------   -------------
Revenues:
     Commission                $ 17,458,902      $ 13,368,068         89.07%       87.99%             30.60%
     Advisory                     1,568,429         1,155,982          8.00%        7.61%             35.68%
     Other fee income                66,397           103,438          0.34%        0.68%            -35.81%
     Marketing revenue              324,414           435,224          1.65%        2.86%            -25.46%
     Other income                   184,030           130,524          0.94%        0.86%             40.99%
                                ------------   ---------------
Total Revenue                    19,602,172        15,193,236        100.00%       100.00%            29.02%
                                ============   ===============
Commission and advisory
       expenses                  15,815,220        11,982,282         80.68%       78.87%             31.99%

          Gross Profit            3,786,952         3,210,954         19.32%       21.13%             17.94%

Operating Expenses:

     Advertising                    269,627           242,607          1.38%        1.60%             11.14%
     Communications                  65,767           155,508          0.34%        1.02%            -57.71%
                                ------------   ---------------
Total Selling Expenses              335,394           398,115          1.71%        2.62%            -15.75%

     Compensation and benefits    2,716,025         1,735,128         13.86%       11.42%             56.53%
     Regulatory, legal
         and professional         1,202,340           473,144          6.13%        3.11%            154.12%
     Occupancy                      234,006           154,091          1.19%        1.01%             51.86%
     Other administrative
         expenses                   332,604           243,508          1.70%        1.60%             36.59%
                                ------------   ---------------
Total Administrative Expenses     4,484,975         2,605,871         22.88%       17.15%             72.11%

Total Operating Expenses          4,820,369         3,003,986         24.59%       19.77%             60.47%
                                ============   ===============

         Operating (Loss)
          Income                 (1,033,417)          206,968         -5.27%        1.36%           -599.31%

Other Expense:

     Interest expense                 8,032             3,334          0.04%        0.02%            140.91%

Total Other Expense                   8,032             3,334          0.04%        0.02%            140.91%

Income before taxes              (1,041,449)          203,634         -5.31%        1.34%           -611.43%

(Benefit) Provision for
       income taxes                (443,827)           96,408         -2.26%        0.63%           -560.36%

Net (Loss) Income                $ (597,622)        $ 107,226         -3.05%        0.71%           -657.35%
                                ============   ===============


-------------------------------------------------------------------------------
                                    Page 16

Revenues

         The Company continues to grow revenues in the diversified investment sector of the financial services industry. Our revenues rose $4.40 million, or 29.02%, to $19.60 million as we continue our efforts to increase top line revenues in commissions and advisory services. Leading this performance was a $4.09 million or 30.60% increase in commissions and a $0.41 million or 35.68% increase in advisory services revenue between the comparative periods.

Average Revenue Per Representative


                             June 30, 2006        June 30, 2005     Percentage Increase

     Commission              $ 17,458,902         $ 13,368,068
     Advisory                   1,568,429            1,155,982
     Other fee income              66,397              103,438
                             -------------        -------------
                             $ 19,093,727         $ 14,627,488

Number of representatives             724                  641             12.95%

Average Revenue Per Rep      $  26,372.55         $  22,819.79             15.57%




         Our average revenue per representative grew by 15.57% for the comparative periods of June 30, 2006 versus June 30, 2005. This is a direct result of recruiting qualified and sophisticated representatives in the industry who are capable of providing a more diversified range of products to their clients. As we continue our aggressive recruiting process, we can continue to achieve revenue growth per representative.

         Commissions. Commissions from variable annuities and trading provided $3.34 million, or 81.76%, of a $4.09 million, or 30.60%, increase in commission revenue compared to the prior period. Commissions from direct participation programs, which predominantly include REITs (Real Estate Investment Trusts) and oil and gas programs, increased by $0.70 million or 17.20%.


                                                                                  Percentage       Percentage
                                                                                    of Total        increase
Product Type                        2006              2005        2006 vs. 2005     Increase     2006 vs. 2005
Variable Annuities              $  7,163,507     $  5,461,204     $ 1,702,303        41.61%          31.17%
Trading (brokerage)(1)             5,246,499        3,604,120       1,642,379        40.15%          45.57%
Mutual Funds                       2,492,900        2,485,872           7,028         0.17%           0.28%
Direct Participation Programs      2,391,976        1,688,171         703,805        17.21%          41.69%
Other                                164,020          128,701          35,319         0.86%          27.44%

                                -------------    --------------------------------------------    --------------
Total Commission Revenue        $ 17,458,902     $ 13,368,068     $ 4,090,834       100.00%          30.60%
                                =============    ============================================    ==============

         1. Revenue designated as Trading (brokerage) includes revenue from mutual funds sold through our trading platform.



         Although commissions from variable annuities continue to comprise the largest component of commission revenue, the Company's commissions revenue base has been shifting toward trading, which increased by 45.57% compared to the 31.17% increase achieved in variable annuities commissions. The tendency of our representatives to conduct more of their business in brokerage accounts helps to improve our margins since percentage margins generated by trading are significantly higher than those generated by the sale of annuities.

         The trend towards trading reflects a concerted effort on our part to recruit sophisticated representatives with series 7 licenses who utilize our brokerage platform. As a result of the shift toward trading products, the Company experienced higher overall profit margins from sales of the resulting product mix during the current period compared to the prior period. See "-- Gross Margins" below.

-------------------------------------------------------------------------------
                                    Page 17

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

         Fees from our rep-directed asset-managed program, A-MAP, where asset allocation and other investment advisory services are provided directly by our independent representatives, continue to be the leading source of revenue in this category. Revenues from this program grew by $0.45 million or 78.2% to $1.02 million compared to $0.57 million the prior period. Supported by our Net Exchange Pro and Pershing direct mainframe trading platforms, this program is becoming increasingly popular with our representatives because of the opportunities it provides to deliver to their clients superior asset management services at a potentially lower cost and the potential for increased overall market performance.

         Revenues from our fund-managed F-MAP or separately managed S-MAP accounts, where investment advisory services are provided by ICA instead of our independent representatives, increased by only $0.03 million or 8.05% between the comparative periods. Over recent quarters revenues from the fund-managed category have slightly declined due to the termination of accounts where asset values have fallen below a minimum level. Also, management has not been aggressively marketing this program compared to the rep-directed asset-managed program and S-MAP program.

         A slight decrease was experienced in the quarter ended June 30, 2006 in revenues from asset-managed programs where investment services are provided by outside advisors. ICA has been continuing to direct their marketing efforts away from these third party management programs and toward their internal, proprietary asset-managed models. ICA has been providing sales, marketing, trading platform and other technical support to our representatives to enable them to deliver improved investment advisory services.

         Revenues from advisory services provided to mutual funds decreased by $0.08 million when compared to the prior period, reflecting the termination during the prior year of the Company's management agreement pursuant to which it had been providing advisory services to mutual funds.

         Revenues from our rep-directed asset managed program, A-MAP, have been contributing an increasing proportion of our overall asset advisory services revenue growth. Our current success in promoting our A-MAP advisory services program in large part due to our providing an enhanced online platform to our representatives that enables them to perform their asset allocation services in a more cost effective manner. Resulting transactional cost savings have been passed on to our representatives' clients in the form of lower fees for improved service.

         Other Fee Income. Other fee income decreased by $0.04 million or 35.8%, including (i) a $0.01 million decrease in administrative fees for providing regulatory services to our representatives in connection with annual renewals of their NASD licenses and errors and omissions (E&O) policy enrollment, mostly stemming from the write off of uncollected renewals, (ii) a combined $0.01 million decrease in fees in portfolio consolidation reporting services and in mortgage referral fees, reflecting a drop off in interest in these services, and
(iii) a $0.02 million decrease in administration fees on asset-managed accounts resulting from the termination of several of these accounts when asset balances fall below minimum levels.

         Marketing Revenue. Net marketing revenues decreased by $0.11 million or 25.5%, reflecting a $0.15 million decrease in marketing support to assemble our West Coast National meeting. Offsetting this decrease was a $0.06 million increase in marketing support revenues from several product companies to host our regional meetings. We also saw a combined $0.02 million decrease in marketing support revenues from product companies and in sales of ancillary items such as apparel, bags, hats with Company logo and blast email services.

         Other Income. Other income, consisting primarily of interest and dividends and gains or losses on investments, increased by $0.05 million for the comparative current period to the prior period. The majority of the increase came from interest earned on account balances due to an increase in the average daily balance in our trading accounts.



-------------------------------------------------------------------------------
                                     Page 18

Gross Margins

                                                                         Gross Margin         Percent of
                                                                          Retention          Gross Margin
                                               Gross Margin             Quarter Ended        Quarter Ended      Gross Margin
                                          Quarter Ended June 30,           June 30,             June 30,       Percent Change
                                       ---------------------------    -----------------                        --------------
                                                                                                                    2006
                                           2006           2005         2006      2005       2006      2005        vs. 2005
                                       ------------   ------------    -------  --------   --------  --------   --------------
Commission - Mutual Funds
      and Variable Annuities           $ 1,516,892    $ 1,252,582      12.60%    13.00%     40.06%    39.01%       21.10%
(Check and Application distribution)

Commission - Trading                     1,182,053        714,655      22.53%    19.80%     31.21%    22.26%       65.40%

Commission - Insurance Products             68,674        115,587      99.50%    99.00%      1.81%     3.60%      -40.59%

Commission - Underwriting                    9,502          1,200      10.00%    10.00%      0.25%     0.04%      691.80%

Advisory Services                          483,220        523,872      30.30%    43.30%     12.76%    16.32%       -7.76%

Licensing                                   37,828         33,815        N/A    100.00%      1.00%     1.05%       11.87%

Marketing                                  324,414        435,224        N/A     49.60%      8.57%    13.55%      -25.46%

Other income                               164,369        134,019        N/A     90.80%      4.34%     4.17%       22.65%
                                       ------------   ------------
Total Gross Margin                     $ 3,786,952    $ 3,210,954      19.30%    21.10%    100.00%   100.00%       17.94%
                                       ============   ============

         Gross margin rose by $0.58 million or 17.90% to $3.79 million for the current period primarily due to a $0.47 million or 65.4% increase in gross margin derived from trading over the prior period.

         Trading. The increase in gross margin from trading reflects an increase in brokerage commissions and a reduction in clearing charges due to increased sales volume, increased commission retention rates, and more fee income within corporate accounts.

         Contributing to this improvement in gross margins from trading was a combined increase of $0.12 million in the margin from our trails and from money market income on account balances. Another contributing factor was $0.35 million contribution from net trading commissions of which $0.18 million resulted from lower payouts to representatives.

         The combined effect of these factors was an increase in our average payout retention in brokerage services from 31.60% in the prior period to 35.01% in the current period that, in turn, contributing to an increase in our gross trading margin from 19.80% to 22.53%. Please refer to the Gross Margin Table, above.

         We are continuing our efforts to recruit capable and experienced representatives who can offer a broader range of brokerage products that have a greater profit margin compared to the normal mutual fund and variable annuity products (see "--Commissions", above).

         Advisory Services. Advisory services profit margin decreased slightly by $0.04 million or 7.80% for the current period compared to the prior period. The majority of the profit margin in advisory services stems from our rep-directed asset-managed programs which contributed a $0.14 million increase to our profit margin. Offsetting this increase was a $0.09 million decrease in margins in asset managed services of our mutual funds resulting from termination of our Investment Advisory Agreement with Eastern Point Advisors Funds Trust. See Footnote 1 - "Advisory fees from mutual funds" to our Condensed Consolidated Financial Statements.


-------------------------------------------------------------------------------
                                     Page 19

         Other decreases in profit margins included a $0.06 million decrease as a result of increased payouts for sub-advisor fees, advisory reporting fees, and financial planning fees. These payouts vary depending upon the number and market value of asset managed accounts.

         Finally, there was a combined $0.03 million decrease in profit margins from ICA and third party directed advisory services reflecting management's focus on marketing our rep-directed asset-managed program, A-MAP.

         Positive movement in the Company's profit margin from Advisory Services has come mainly from our rep-directed asset-managed programs. These programs make it possible for representatives to manage client accounts to trade directly online using our automated trading platform. Resulting increases in the representative's trading volume effectively increase the Company's commission revenues and gross margin. Additionally, by processing more transactions at a stable fixed cost, our enhanced trading technology fosters economies of scale that control operating expenses required to process the increased trade volume. Refer to "Our Process" above.

         In addition to experiencing a decrease in profit margin from advisory services during the comparative period, a couple of factors contributed to a decrease in our retention rate from 43.30% to 30.30%. Advisory fee rates derived from rep-directed business declined slightly, reflecting decreases in the commission retention rate for client accounts whose balances reached levels that trigger automatic retention rate reductions. Also, as a result of terminating the management agreement associated with the mutual funds, we no longer receive any advisory fees from that revenue component which had directly contributed to our margin.

         Although our retention rate from advisory services decreased compared to the prior period, this category on a percentage-retention basis still retains a higher profit margin than most of the other products or services we and our representatives provide. (See -"Gross Margin Table", above).

         Mutual Funds, Variable Annuities, Etc. Profit margins from mutual fund sales, variable annuity sales, direct participation programs and other check and application distribution programs generated $1.52 million or 40.10% of the total gross margin compared to $1.25 million or 39.00% during the prior period. As presented in the previous gross margin table, margin from our check and application distribution programs comprised the greatest portion of our overall profit margin; however, trading achieved the largest percentage increase in gross margin in our principal categories.

Commission Retention

         Commission payouts to our independent representatives, as a percentage of commissioned revenues, increased to 82.80% for this fiscal quarter ended June 30, 2006 from 81.90% for the fiscal quarter ended June 30, 2005. As a result, our retention rates decreased from 18.10% to 17.20%. Management is continuing their efforts to improve commission retention rates by refining our business
model  to   emphasize   the   recruitment   and   retention   of   sophisticated
representatives.

         Sophisticated representatives can offer a variety of brokerage and advisory products and services that provided for a higher commission retention rate than those obtained from mutual funds and variable annuities. We experienced higher margins from trading as a result of ticket charges and fees pertaining to increases in account balances that flow entirely to the profit margin. From advisory services we receive fees on the asset balance in the account that go directly to the firm. Refer to Note 1 --"Revenue Recognition - Advisory Fees" to our Condensed Consolidated Financial Statements.

Operating Expenses

         Operating expenses, which experienced a $1.82 million or 60.50% increase for the quarter ended June 30, 2006, are discussed in detail below:

         Compensation and benefits. The largest component of operating expenses is compensation and benefits, which increased by $0.98 million or 56.50% during the current period. This change was due primarily to (i) a $0.62 million increase in stock-based compensation resulting from the issuance of restricted common stock to employee and directors on June 12, 2006 under our 2005 Equity Incentive Plan, (ii) a $0.31 million increase in general salaries and (iii) a $0.09 million increase in compensation expenses from 401(k) contributions and payroll taxes. Partially offsetting these increases was a $0.04 million decrease in officer's salaries primarily as a result of the resignation of the president of Eastern Point Advisor in the previous fiscal year.

         The $0.31 increase in general salaries resulted primarily from the hiring of 13 additional personnel to support continued growth, including (i) $0.07 million in the trading and operations sector to continue providing quality customer service to our sophisticated representative force in the face of increasing transactional volume, (ii) $0.06 million to hire additional compliance personnel to meet the growing needs within the industry for internal control, quality supervision and continuing education to our independent reps,
(iii) $0.07 in our marketing recruiting department to enhance our ability to recruit quality representatives, (iv) $0.09 million in our legal department to help reduce the need for expensive outside counsel and (v) $0.02 million in other general administrative areas.


-------------------------------------------------------------------------------
                                     Page 20

         Regulatory, legal and professional. Regulatory, legal and professional expenses increased by $0.73 million or 154.10%. The largest component of this increase was a $0.37 million or 254.10% increase in non-in-house legal fees, $0.22 million of which was incurred in connection with the Massachusetts Proceedings described in Footnote 3 to the Condensed Consolidated Financial Statements. An additional $0.15 million of this increase arose from other actions that management believes, with advice of counsel, are of the exposures likely to be presented by our ongoing operations.

         There were $0.27 million in legal settlements from dealings relating to our business that contributed to the increase in lawsuit settlement expenses.

         We increased our accruals for legal expenses from $0.26 million for the prior period to $0.86 million for the current period. Please refer to Footnote 3 to the Condensed Consolidated Financial Statements. In addition, since we operate in an industry embedded with regulation, we will continue to invest significant resources to reduce the likelihood of future litigation by promoting accuracy, ensuring sound operational techniques and providing appropriate compliance measures.

         Finally, we experienced a $0.09 million increase in professional fees for outside consulting services in connection with the installation and integration of our new accounting software and data entry and scanning support for the operations departments.

         Advertisement and marketing. Advertising and marketing expenses increased by $0.02 million or 11.10% due to a change in the overall marketing approach in our recruitment process. Management determined that an effective means to communicate to a potential representative force is by placing advertisements in industry wide magazines. As a result of this strategy, advertising expenses increased by $0.01. Also there was $0.01 million increase in meals and entertainment as a result of the officers of the Company continuing to meet potential representatives.

         Communications. Communications expenses decreased by $0.09 million or 57.70%, primarily due to decreases in printing and website expenses approximating $0.03 million and $0.05 million, respectively. The costs savings were incurred by communicating to our perspective representatives by emailing our product literature instead of direct mailing. The company's website is currently used to target new revenue streams by providing access to information through the website and other Internet publications. Communication efforts and related expenses, which also include investor/public relations, conference, and telephone, have historically been positively correlated with the overall growth of our business. Our website and newsletter "The Capitalist" have become effective medium to communicate to potential qualified representatives for recruitment purposes.

         Occupancy. Occupancy expenses increased by $0.08 million or 51.90% primarily as a result of $0.06 million in added costs for rent in our new locations. The Company added investment centers in Miami, Florida, Braintree, Massachusetts and Manhattan, New York. The Company also experienced an increase of $0.01 million in depreciation and acquired additional fixed assets in the form of new computers for the additional staff, leasehold improvements and additional furniture and fixtures to the home office in Lynnfield, Massachusetts to accommodate the increase in number of employees.

         Other administrative. Other administrative expenses, which include various insurance, postage, office and computer-related expenses, increased by $0.09 million or 36.60%. The Company experienced a $0.02 million increase in donations to local charities and a $0.02 million increase in computer maintenance and software for Microsoft upgrades and Website server upgrades.

Operating Income

         Operating income decreased by $1.24 million or 599.30% due to an increase in operating expenses of $1.81 million or 60.50%. The most significant contributors to the increase in operating expenses were a $0.62 million increase in stock based compensation, a $0.31 million increase in general salary compensation from the hiring of new personnel, and a $0.67 million increase in legal fees and settlements. Partially offsetting these increases in operating overhead was a $0.58 million increase in our gross margin, primarily in brokerage business.

         We will continue to make substantial investments in our selling and administrative services capabilities, including additions to management, personnel and service infrastructure, as part of a concerted strategy to increase revenues and profitability. Management firmly believes that a sustained focus on enhancing our clearing firm's state-of-the-art business platform will facilitate accelerated recruitment of independent representatives that are focused on growing revenues, particularly in high margin lines such as advisory and trading services. As part of this effort, the Company continues to invest in an automated trading system that enables sophisticated representatives to enhance client base and activity.


-------------------------------------------------------------------------------
                                     Page 21

Net Income

         Net income decreased by $0.70 million or 657.30%, or $0.12 basic and diluted per share, due to a decrease in operating income offset by an income tax benefit of $0.44 million. The decrease in operating income is a result of incurring more operating expenses, primarily in compensation expenses, proportionate to the increase in revenues and profit margins when comparing the fiscal quarter ended June 30, 2006 to the fiscal quarter ended June 30, 2005.


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

         As of June 30, 2006, cash and cash equivalents totaled $7.06 million as compared to $7.72 million as of March 31, 2006. Working capital as of June 30, 2006 was $7.85 million as compared to $8.04 million as of March 31, 2006. The ratio of current assets to current liabilities was 2.94 to 1 as of June 30, 2006 as compared to 2.70 to 1 as of March 31, 2006.

         Operations used $0.16 million in cash for the quarter ended June 30, 2006 as compared to $0.04 million in cash used for the quarter ended June 30, 2005. Cash flow from operations, in comparing the current period to the prior period, decreased by $0.12 million as a result of several factors.

         We experienced a $0.70 million decrease in net income and a $0.93 million decrease in cash for payment of income taxes. We experienced a cash flow decrease of $0.28 million for payment of current liabilities primarily in commission's payable. Offsetting these decreases was a cash flow increase of $1.03 million from our trade receivables.

         Cash outflows from investing activities for the current period comprised of $0.21 million of which $0.12 million was for purchasing equipment as well as technology and leasehold improvements. Also we had cash outflows of $0.09 million used to grant loans to registered representatives to help grow their businesses. Finally, we had a $0.01 million decrease in cash for interest on a Note Receivable see Footnote 5 to our condensed consolidated Financial Statements.

         Finally, from financing activities we paid a $0.25 million cash dividend on June 29, 2006 to shareholders of record as of June 15, 2006.

         By comparison, for the quarter ended June 30, 2005, cash used in operations was $0.04 million. Cash outflows for the prior period included $0.18 million for purchasing equipment, technology, and leasehold improvements and $0.68 million for paying current liabilities (accounts payable and accrued expenses).

         Cash disbursements contributing to quarter ended June 30, 2005 included $0.24 million for legal related matters, $0.10 million for insurance and professional fees, $0.14 million for membership and NASD dues, $0.11 million for mutual fund administration costs, and $0.29 million for payroll related items. Finally, a $0.12 million cash dividend was paid on May 16, 2005 to shareholders of record as of May 2, 2005.



-------------------------------------------------------------------------------
                                     Page 22

         Cash disbursements contributing significantly to cash outflows during our most recent quarter included $0.64 million for legal related matters of which $0.35 million was for legal fees pertaining to the Massachusetts Proceedings. In addition the Company paid out $0.36 million in income taxes. Finally, a $0.25 million cash dividend was paid on June 29, 2006 to shareholders of record as of June 15, 2006.



-------------------------------------------------------------------------------
                                     Page 22

         Management anticipates that the current period net cash outflows are not indicative of a future cash outflow trend but, rather, reflected payment on legal defense for a complaint that is atypical of other legal proceedings made towards the Company. However, those disbursements during the current quarter did have a significant impact on our brokerage firm's net capital ratio.

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

         As of June 30, 2006 ICC had net capital of $1.04 million (i.e., an excess of $0.69 million) and a 5.07 to 1 net capital ratio as compared to net capital of $0.96 million (i.e., an excess of $0.53 million) and a 6.63 to 1 net capital ratio as of March 31, 2006.

         The Company's legal accrual increased to $0.86 million from $0.26 million as a result of the Massachusetts Proceedings and various arbitrations filed against the company. During the current period the increase in our legal accrual impacted ICC's net capital ratio and excess net capital. The Company does not consider this to be a trend and does not currently anticipate that similar accrual increases will be a recurring necessity. See Footnote 3 to our Condensed Consolidated Financial Statements.

         The Company currently has ample cash to cover additional accruals and disbursements resulting from these other arbitrations and proceedings. Despite these arbitrations and legal proceedings, that increased our legal accrual, the Company remains focused on committing their resources necessary for continued growth.

         In its role as investment advisor to the Eastern Point Advisors Funds Trust family of mutual funds, Company disbursements to pay fund expenses that exceed their respective ceiling caps averaged $0.08 million per quarter during the duration of the previous fiscal year. As previously noted, the Company agreed to terminate its management contract with the Trust and, accordingly, the Company received a relative cash flow infusion of $0.09 million for the quarter ended June 30, 2006 versus a $0.12 million cash outflow for the quarter ended June 30, 2005. See condensed Footnote 5 to our Condensed Consolidated Financial Statements.


CONTRACTUAL OBLIGATIONS

Contractual Obligations                       Payments Due by period
-----------------------------------------------------------------------------------------------------------------------

                                            April 1, 2006-   April 1, 2007    April 1, 2010 -         April 1, 2012
Period                                      March 31, 2007   March 31, 2010   March 31, 2012          and thereafter
                                    Total   less than 1 year    1-3 years       4-5 years             After 5 years
Fiscal Years Ended March 31,                     2007           2008-2010       2011-2012          2013 and thereafter
-----------------------------------------------------------------------------------------------------------------------
Short-term loans and Notes payable:
      Lines of credit and
       other short-term
           borrowings                47,833      47,833

Operating leases:                   663,616     303,565          360,051            0                       0

                                  -------------------------------------------------------------------------------------
Total Contractual Obligations      $711,449    $351,398         $360,051            0                       0
                                  -------------------------------------------------------------------------------------




NOTES PAYABLE

         At June 30, 2006 and 2005 notes payable consisted of debt to finance insurance premiums. The annual rate of interest on the outstanding loan, which matures on November 08, 2006, was 6.95% and 6.00%, respectively for June 30, 2006 and 2005.



-------------------------------------------------------------------------------
                                     Page 23

COMMITMENTS AND CONTINGENCIES

         The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2007 and 2009. Options to renew for additional terms are included under the lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2006:

                  Year ending March 31, 2007                      $ 303,565
                  Year ending March 31, 2008                        283,362
                  Year ending March 31, 2009                         76,689
                                                                   ---------
                  Total minimum lease payments                     $663,616
                                                                   =========

         Certain leases contain provisions for minimum lease payments that are contingent upon increases in real estate taxes. The total lease expenses amounted to $147,273 for quarter ended June 30 2006 and $99,931 for quarter ended June 30 2005. The related party leases to Arlsburg Trust and Investors Realty, LLC amounted to $88,153 and $56,418, respectively for the quarters ended June 30 2006 and 2005.

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



-------------------------------------------------------------------------------
                                     Page 24

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


                           PART II. OTHER INFORMATION


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


ITEMS 3 - 5.  Not applicable.


-------------------------------------------------------------------------------
                                     Page 25

ITEM 6.  EXHIBITS


Exhibit
Number                              Description                      Location

3.1 Articles of Organization, as amended                          (2)(Exh. 3.1)

3.2 By-Laws                                                       (2)(Exh. 3.2)

4.1 Form of Stock Certificate                                     (2)(Exh. 4.1)

10.1 Employment Agreement with Theodore E. Charles               (2)(Exh. 10.1)

10.2 Employment Agreement with Timothy B. Murphy                 (2)(Exh. 10.2)

10.3 The 1994 Stock Option Plan                                  (3)(Exh. 10.3)

10.4 The 2005 Equity Incentive Plan                               (4)(Exh. 4.5)

31.1 Certification of Theodore E. Charles pursuant to Rule 13a-14(a)        (1)

31.2 Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)          (1)

32.1 Certification of Theodore E. Charles pursuant to
     18 U.S.C. Section 1350                                                 (1)

32.2 Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350  (1)

---------------

(1)      Filed herewith.

(2) Incorporated by reference to the indicated exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-05327) filed August 14, 2000.

(3) Incorporated by reference to the indicated exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2005.

(4) Incorporated by reference to the indicated exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-43664) filed June 9, 2006

Any exhibit not included with this Form 10-Q will be furnished to any shareholder of record upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, LTD., 230 Broadway East, Lynnfield, MA 01940-2320.

-------------------------------------------------------------------------------
                                     Page 26

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INVESTORS CAPITAL HOLDINGS, LTD.

                                         By: /s/ Timothy B. Murphy
                                         --------------------------------
                                         Chief Financial Officer


Date: August 14, 2006


-------------------------------------------------------------------------------
                                     Page 27