Form 10-Q
period 2006-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2006-11-14
CIK 1001871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                                 781-477-4700
              (Registrant's telephone number, including area code)

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

Number of shares outstanding of our only class of common stock as of November 13, 2006:

6,151,512

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
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                              Sept 30,       March 31,
                                                 2006            2006
                                       --------------- ---------------
Assets

Current Assets

Cash and cash equivalents              $    4,787,037  $    7,718,682
Deposit with clearing organization,
 restricted                                   175,000         175,000
Accounts receivable                         3,482,037       4,163,658
Note receivable-sale of asset (current)         8,618           8,561
Loans receivable from registered
 representatives(current)                     466,349         379,222
Prepaid income taxes                          168,045               -
Marketable securities, at market value         88,580          73,702
Investments(short term)                     1,234,486
Prepaid expenses                              225,298         261,888

                                       --------------- ---------------
                                           10,635,450      12,780,713

Property and equipment, net                 1,036,043         772,498

Long Term Investments
Loans receivable from registered
 representatives                              198,891         223,019
Note Receivable-sale of asset                 747,617         747,617
Equity Investments,at cost                    190,000         190,000
Investments(long term)                        911,391         159,150
Cash surrender value life insurance
 policies                                     233,246         181,872
                                       --------------- ---------------
                                            2,281,145       1,501,658
Other Assets
Other assets                                   41,291          22,644
Deferred tax asset, net                       603,934         248,314
                                       --------------- ---------------
                                              645,225         270,958

TOTAL ASSETS                           $   14,597,863  $   15,325,827
                                       =============== ===============

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                       $    1,292,771  $    1,210,086
Accrued expenses                              690,013         648,298
Notes payable                                  12,064          94,573
Unearned revenues                             103,551         104,779
Commissions payable                         2,162,821       2,432,596
Income taxes payable                                -         198,026
Securities sold, not yet purchased,
at market value                                   643          51,386

                                       --------------- ---------------
                                            4,261,863       4,739,744
Long-Term Liabilities

Total Liabilities                           4,261,863       4,739,744
                                       --------------- ---------------

Stockholders' Equity:

Common stock, $.01 par value,
 10,000,000 shares authorized;
 6,139,685 issued and 6,135,800
 outstanding at September 30, 2006;
 5,794,246 issued and 5,790,361
 outstanding at March 31, 2006.                61,397          57,942
Additional paid-in capital                  9,497,156       8,740,780
Retained earnings                             785,114       1,797,789
less: Treasury stock, 3,885
 shares at cost                               (30,135)        (30,135)
Accumulated other comprehensive income         22,468          19,707

                                       --------------- ---------------
Total stockholders' equity                 10,336,000      10,586,083

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $   14,597,863  $   15,325,827
                                       =============== ===============

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                 2006            2005

Revenue:

   Commissions                         $   15,289,438  $   14,359,466
   Advisory Fees                            1,444,068       1,299,799
   Other Fee Income                           129,635          98,440
   Interest, dividend and investment          188,245         178,230
   Marketing revenue                          204,533         234,310
                                       --------------- ---------------
Total Revenue                              17,255,919      16,170,245

Commission and Advisory Fee Expenses       14,140,325      13,308,430
                                       --------------- ---------------
Gross Profit                                3,115,594       2,861,815

Operating Expenses:

   Advertising                                231,797         182,056
   Communications                             134,633         145,926
   Compensation and benefits                1,710,572       1,383,911
   Regulatory, legal and professional         730,702         875,714
   Occupancy                                  231,503         169,891
   Other administrative                       156,296         185,331
                                       --------------- ---------------
Total Operating Expenses                    3,195,503       2,942,829

Operating Loss                                (79,909)        (81,014)

Interest Expense                                7,570          15,517
                                       --------------- ---------------
Net Loss Before Taxes                         (87,479)        (96,531)

(Provision) Benefit for Income Taxes          (82,356)         53,695
                                       --------------- ---------------
Net Loss                               $     (169,835) $      (42,836)
                                       =============== ===============

Earnings per common share:

Basic earnings per common share        $        (0.03) $        (0.01)

Diluted earnings per common share      $        (0.03) $        (0.01)

Share data:

Weighted average shares used in basic
 earnings per common share calculations     6,116,869       5,755,140

Incremental shares from assumed
 exercise of stock options                    162,814         159,947

Weighted average shares used in diluted
 earnings per common share calculations     6,279,683       5,915,087

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                            2006            2005

Revenue:

   Commissions                         $   32,748,340  $   27,727,533
   Advisory Fees                            3,012,497       2,455,781
   Other Fee Income                           196,032         201,878
   Interest, dividend and investment          372,275         308,754
   Marketing revenue                          528,947         669,534
                                       --------------- ---------------
Total Revenue                              36,858,091      31,363,480

Commission and Advisory Fee Expenses       29,955,545      25,290,712
                                       --------------- ---------------
Gross Profit                                6,902,546       6,072,768

Operating Expenses:

   Advertising                                501,424         424,663
   Communications                             200,401         301,434
   Compensation and benefits                4,426,597       3,119,039
   Regulatory, legal and professional       1,933,042       1,348,858
   Occupancy                                  465,509         323,982
   Other administrative                       488,899         428,839
                                       --------------- ---------------
Total Operating Expenses                    8,015,872       5,946,815

Operating (Loss) Income                    (1,113,326)        125,953

   Interest Expense                            15,602          18,851
                                       --------------- ---------------
Net (Loss) Income Before Taxes             (1,128,928)        107,103

Benefit (Provision) for Income Taxes          361,471         (42,713)
                                       --------------- ---------------
Net(Loss) income                       $     (767,457) $       64,390
                                       =============== ===============
Earnings per common share:

Basic Earnings per common share        $        (0.13) $         0.01

Diluted Earnings Per Share             $        (0.13) $         0.01
Share data:
Weighted average shares used in basic
 earnings per common share calculations     5,874,301       5,754,581

Incremental shares from assumed
 exercise of stock options                    153,177         166,846

Weighted average shares used in diluted     6,027,478       5,921,427
 earnings per common share calculations

            See Notes to Condensed Consolidated Financial Statements.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                           Common     Amount   Additional Comprehensive  Retained   Treasury   Accumulated
                            Stock               Paid-In      Income      Earnings    Stock        Other
                           Shares               Capital                 (Deficit)             Comprehensive    Total
                                                                                              Income (Loss)
                         -----------------------------------------------------------------------------------------------
Balance at April 01, 2005 5,757,348   $57,573  $8,691,566            -  $1,463,779  $(30,135)             - $10,182,783

Stock based compensation      1,833        19      15,261                                                        15,280

Comprehensive income:
 Net income                                                     64,390      64,390
Other Comprehensive
 Income:
 Unrealized gain on
  securities:
   Unrealized holding
    gains arising during
    period no tax effect                                             -
                                                          -------------

No reclassification
 adjustment required                                                 -
                                                          -------------                      ---------------

                                                          -------------
Other Comprehensive
 Income                                                              -                                    -
                                                          -------------                      ---------------

                                                          -------------
   Comprehensive Income                                         64,390                                           64,390
                                                          =============
   Dividend payment to
    shareholders                                                          (115,629)                            (115,629)
                                                          -------------                      ---------------
Balance at
 September 30, 2005       5,759,181   $57,592  $8,706,827            -  $1,412,540  $(30,135)             - $10,146,824
                         ===============================================================================================

Balance at April 01, 2006 5,794,246   $57,942  $8,740,780            -  $1,797,789  $(30,135)       $19,707 $10,586,083

Stock based compensation    345,439     3,455     756,376                                                       759,831

Comprehensive income:
   Net (loss)                                                 (767,457)   (767,457)

Other Comprehensive
 Income:
 Unrealized gain on
  securities:
   Unrealized holding                                            2,761
    gains arising during
    period no tax effect

No reclassification
 adjustment required                                                 -
                                                          -------------
                                                                                             ---------------
Other Comprehensive
 Income                                                          2,761                                2,761
                                                          =============                      ---------------

                                                          -------------
   Comprehensive Income                                       (764,696)                                        (764,696)
                                                          =============
   Dividend payment to
    shareholders                                                          (245,218)                            (245,218)

                         -----------------------------------------------------------------------------------------------
Balance at
 September 30, 2006       6,139,685   $61,397  $9,497,156            -    $785,114  $(30,135)       $22,468 $10,336,000
                         ===============================================================================================

           See Notes to Condensed Consolidated Financial Statements.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (UNAUDITED)

                                            2006            2005
                                       --------------- ---------------
Cash flows from operating activities:

Net (loss) income                      $     (767,457) $       64,390
Adjustments to reconcile net (loss)
 income to net cash
provided by (used in) operating
 activities:
  Depreciation and amortization               135,050         104,096
  Change in deferred taxes                   (355,620)         (1,271)
  Stock Based Compensation                    662,144               0
  Cash surrender value life insurance
   policy                                     (51,374)        (33,752)
  Stock option compensation                    75,033          11,614
  Change in marketable securities             (65,621)       (329,145)
  Loss on investment                             (199)         (3,468)
   Increase in accounts receivable-
   asset held for sale                              0        (389,567)
  Change in operating assets and
   liabilities:
      Decrease in accounts receivable         681,621         516,252
      Decrease in prepaid expenses and
       other assets                            17,943          15,417
      Increase in prepaid income taxes
       and payable                           (366,071)       (176,816)
      Increase (decrease) in accounts
       payable                                 82,685        (265,647)
      Increase (decrease) in accrued
       expenses                                41,715        (188,718)
      (Decrease) increase in
       commissions payable                   (269,775)        367,329
      (Decrease)in unearned revenues           (1,228)        (22,823)
                                       --------------- ---------------

         Net cash used in operating
          activities                         (181,154)       (332,109)
                                       --------------- ---------------

Cash flows from investing activities:

Purchases of property and equipment          (398,595)       (222,073)
Changes in Note Receivable                        (57)              0
Loans receivable from registered
 representatives                              (62,999)       (253,658)
Investments in US Treasury Notes,
 Bills; etc.                               (1,983,767)              0
                                       --------------- ---------------

          Net cash used in investing
           activities                      (2,445,418)       (475,731)
                                       --------------- ---------------

           See Notes to Condensed Consolidated Financial Statements.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (CONTINUED)

                                       Six Months Ended September 30,
                                            2006            2005
                                       --------------- ---------------
Cash flows from financing activities:

Payment of Note Payable                $      (82,509) $       (9,433)
Payment of dividends                         (245,218)       (115,629)
Exercise of stock options                      22,654           3,667
                                       --------------- ---------------

              Net cash used in
               financing activities          (305,073)       (121,395)
                                       --------------- ---------------
Net Decrease in cash and cash
 equivalents                               (2,931,645)       (929,236)

Cash and cash equivalents, beginning of
 period                                     7,718,682       8,618,261
                                       --------------- ---------------
Cash and cash equivalents, end of
 period                                $    4,787,037  $    7,689,025
                                       =============== ===============

Supplemental disclosures of cash flow
 information:

Interest paid                          $       15,602  $       18,851
Income taxes paid                      $      360,700  $      220,800

           See Notes to Condensed Consolidated Financial Statements.

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:

Incorporated in July 1995, Investors Capital Holdings, Ltd. ("ICH") is a holding company whose subsidiaries assist a nationwide network of independent registered representatives ("Representatives") in providing a diversified line of financial services to the public including securities brokerage, investment advice, asset management, financial planning and insurance. Our subsidiaries include the following:

     o Investors Capital Corporation ("ICC") provides broker-dealer services and investment advisory/asset management services, the latter as a registered investment advisor doing business as Investors Capital Advisors ("ICA"). As a registered broker-dealer in all 50 states, ICC provides services in support of the purchase and sale by Representatives' customers of corporate, U.S. Government and municipal securities and mutual funds, variable annuities and variable life insurance, including market information, an internet-based on-line trading platform, portfolio tracking and records management.

     o Eastern Point Advisors, Inc. ("EPA") in the past was the primary provider of investment advisory/asset management services now being rendered by ICA. In addition, until October 2005 EPA served as advisor to two mutual funds.

          ICC Insurance Agency, Inc. was established primarily because, in certain states, a separately licensed insurance entity is required in order for ICC broker-dealer representatives to sell life insurance and annuity products to their clients. Accordingly, the Company established ICC Insurance Agency, Inc., a wholly-owned subsidiary of ICH that is duly licensed for such purposes in all states in which such licensing is required. One hundred percent of all revenue realized by this entity flow through as revenue to ICC.

          Investors Capital Holdings Securities Corporation ("ICH Securities") holds cash, cash equivalents, interest income and dividend income for ICH.

BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. Operating results for the three-month and six-month period ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's Form 10-K for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission.

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

               INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)


SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

Summarized below are the Company's revenue recognition policies for the following income item areas: Mutual Funds/Variable Annuities, Marketing Revenue on production and for regional and national events, Administration fees on Errors and Omissions ("E&O") and Renewals, Advisory Fees and Trading Revenue.

Mutual Funds/Variable Annuities. Mutual Funds/Variable Annuity revenue is recognized upon receipt of commissions related to each sale, which is generally date of settlement. The earnings process is substantially complete at the point that the fund company distributes payment to the Company.

Trading. The Company earns commissions through stock purchase and sale transactions, mutual fund purchases, government and corporate bond transactions, fee-based management of investment accounts and ticket charges. The Company also earns revenue in the form of 12b-1 fees and interest on account balances. The earnings process is substantially complete at trade date in accordance with the rules of the National Association of Securities Dealers ("NASD") and the Securities and Exchange Commissions ("SEC").

The Company also receives credit for clearing charge adjustments that are netted against any clearing charges the Company may incur for the period. These adjustments are recognized as income in the period received, unless otherwise noted by the clearing firm.

Unrealized gains and losses are recorded at the time that the Company reconciles its trading positions with the market value. The unrealized gains or losses are adjusted to market until the position is settled or the trade is cancelled.

Advisory Fees. Our managed accounts advisory fees are based on the amount of assets managed per agreement between the Advisor and the Advisor's Client. These revenues are recorded as and when billed, and any portion remaining uncollected at the end of the subsequent quarter is charged against earnings at that time.

The Company ceased providing mutual funds with advisory services effective October 18, 2005. Prior thereto, advisory fees relating to the management of mutual funds were based on average daily net fund assets as specified in the Company's advisory agreement and disclosed in the funds' prospectuses. These fees were recognized monthly based on the fund Trustee's administrative fee report detailing the amounts that were earned for the month. The Company had elected to waive certain of these fees to allow for one of the funds to maintain its ceiling on administrative expenses. Per agreement with the trustee of the funds, the waived fees were subject to a three-year recovery period, at the end of which any uncollected fees were permanently waived and, consequently, charged against earnings. The Company's successor, as fund advisor, has agreed to pay to the Company all such waived amounts with interest.

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

Our policies for determining whether a receivable is considered uncollectible are as follows;

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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 2006 (UNAUDITED)

Advisory Fees from Mutual Funds. Effective October 18, 2005, the Company no longer provides advisory services to mutual funds. Prior thereto, as disclosed in the respective mutual funds' prospectuses, the Company attempted to recoup waived advisory service fees within a three-year period. See "Note 1 - Significant Accounting Policies - Revenue Recognition - Advisory Fees," above, for an explanation of such fee waivers. If management believed that the likelihood of collecting a waived receivable within the three-year period was doubtful, the Company provided for an allowance in accordance with SFAS No. 5. Determinations whether to write off such fees were made annually. By agreement, the Company is entitled to payment of all uncollected waived advisory fees by its successor as fund advisor.

Advisory Fees on Asset Managed Accounts. Uncollected balances are written off before the subsequent quarter billing.

Trade Receivables. As prescribed by the SEC, trade receivables usually settle within three days. If a trade error results, the Company will pursue remedies to collect on the trade error. The Company does not record a receivable resulting from a trade error that is in litigation or whose outcome is otherwise not reasonably determinable. In such a case, the Company applies any proceeds from settlements or insurance against any trade losses incurred.

Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance". This EITF discusses whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 and whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. The Task Force reached a tentative conclusion that EITF 06-5 should be effective for fiscal years beginning after December 15, 2006 The Company is currently evaluating the impact, if any, of EITF 06-5 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 will become effective for the Company as of January 1, 2008. The Company is continuing to evaluate the provisions of this standard and is not certain of the potential impact at this time.

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

The Company's reportable segments include investment services offered through ICC and asset management services offered through ICA, including securities, insurance, financial planning and related services. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges. Asset management services generate recurring annual revenue from fees received on the management of customer accounts.

EPA had provided money management services to a variety of investors (See Part
1. Item 1 of March 31, 2006 10-K "Investment Advisory Services") and until October 18, 2005, provided asset management and portfolio design services to two mutual funds. ICA's primary mission is to offer clients investment advisory and asset management procedures grounded on sound investment principles of asset allocation, performance monitoring, and portfolio rebalancing.

Under the guidelines of FAS 131, "Disclosures about Segments of an Enterprise and Related Information", commencing with the quarter ended December 31, 2005, management reports its segments on a management approach whereby our business is presented in segments reflecting the way we make operating decisions and assess performance. Accordingly, ICA is now reported as part of the asset management services segment. Segments are currently reported based upon the services provided, whereas they were previously segmented according to legal entity.

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

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 2006 (UNAUDITED)

                                                September 30,
                                            2006            2005
                                       --------------- ---------------
Inter-company eliminations             $    1,136,748  $    2,436,927
Deferred income taxes                          24,013          31,629
Income Taxes                                      353        (277,704)
                                       --------------- ---------------
Total Corporate items and eliminations $    1,161,114  $    2,190,852
                                       =============== ===============

Segment reporting is as follows:

                                         Quarter Ended September 30,
                                            2006            2005
                                       --------------- ---------------
Non-interest revenues:
ICC brokerage services                 $   15,604,117  $   14,648,587
EPA, ICA asset management services.         1,463,557       1,343,427
ICH investments (loss) gain                         -           3,004
                                       --------------- ---------------

         Total                         $   17,067,674  $   15,995,018
                                       =============== ===============

Revenues from transaction with other
 operating segments:
ICC brokerage services                 $      369,814  $      360,889
EPA, ICA asset management services.                 -          40,099
                                       --------------- ---------------

         Total                         $      369,814  $      400,988
                                       =============== ===============

Interest and dividend income,net:
ICC brokerage services                 $      141,382  $       92,191
EPA, ICA asset management services.            14,522             482
ICH                                               229           3,817
ICH Securities                                 32,112          38,737
                                       --------------- ---------------

        Total                          $      188,245  $      135,227
                                       =============== ===============

Depreciation and amortization expenses:
ICC brokerage services                 $       74,017  $       52,327
EPA, ICA asset management services.               690           2,559
                                       --------------- ---------------

        Total                          $       74,707  $       54,886
                                       =============== ===============

Income tax provision (benefit):
ICC brokerage services                 $     (145,241) $     (108,614)
EPA, ICA asset management services.            70,903          31,672
ICH                                            (8,018)         23,247
                                       --------------- ---------------

        Total                          $      (82,356) $      (53,695)
                                       =============== ===============

Income (loss):
ICC brokerage services                 $     (350,072) $     (243,815)
EPA, ICA asset management services.           174,593         178,668
ICH                                           (26,468)        (16,427)
ICH Securities                                 32,112          38,738
                                       --------------- ---------------

        Total                          $     (169,835) $      (42,836)
                                       =============== ===============

Period end total assets:
ICC brokerage services                 $    9,278,448  $    9,285,883
EPA, ICA asset management services.         1,401,080       1,090,463
ICH                                         1,934,821         619,910
ICH Securities                              3,144,628       4,828,480
Corporate items and eliminations           (1,161,114)     (2,190,852)
                                       --------------- ---------------

        Total                          $   14,597,863  $   13,633,884
                                       =============== ===============

                                       Six Months Ended September 30,
                                            2006            2005
                                       --------------- ---------------
Non-interest revenues:
ICC brokerage services                 $   33,438,474  $   28,508,090
EPA, ICA asset management services.         3,055,779       2,546,636
ICH investments (loss) gain                         -           2,863
                                       --------------- ---------------

         Total                         $   36,494,253  $   31,057,589
                                       =============== ===============

Revenues from transaction with other
 operating segments:
ICC brokerage services                 $    1,509,375  $      769,327
EPA, ICA asset management services.                 -          85,481
                                       --------------- ---------------

         Total                         $    1,509,375  $      854,808
                                       =============== ===============

Interest and dividend income,net:
ICC brokerage services                 $      271,985  $      171,198
EPA, ICA asset management services.            32,524             693
ICH                                               455           9,152
ICH Securities                                 58,874          74,848
                                       --------------- ---------------

        Total                          $      363,838  $      255,891
                                       =============== ===============

Depreciation and amortization expenses:
ICC brokerage services                 $      133,669  $       98,977
EPA, ICA asset management services.             1,381           5,118
                                       --------------- ---------------

        Total                          $      135,050  $      104,095
                                       =============== ===============

Income tax provision (benefit):
ICC brokerage services                 $     (617,995) $      (32,990)
EPA, ICA asset management services.           237,207          32,907
ICH                                            19,317          42,796
                                       --------------- ---------------

        Total                          $     (361,471) $       42,713
                                       =============== ===============

Income (loss) :
ICC brokerage services                 $   (1,177,302) $     (159,709)
EPA, ICA asset management services.           388,986         180,042
ICH                                           (37,995)        (30,781)
ICH Securities                                 58,854          74,838
                                       --------------- ---------------

        Total                          $     (767,457) $       64,390
                                       =============== ===============

Period end total assets:
ICC brokerage services                 $    9,278,448  $    9,285,883
EPA, ICA asset management services.         1,401,080       1,090,463
ICH                                         1,934,821         619,910
ICH Securities                              3,144,628       4,828,480
Corporate items and eliminations           (1,161,114)     (2,190,852)
                                       --------------- ---------------

        Total                          $   14,597,863  $   13,633,884
                                       =============== ===============

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 3. LITIGATION

The Company typically is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business.

                            Massachusetts Proceedings

By administrative complaint dated November 16, 2005, the Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") brought an adjudicatory proceeding against (the "Massachusetts Proceedings") ICC alleging violation of its supervisory obligations under State securities laws in connection with sales of equity-indexed annuities by a few of ICC's independent registered representatives. The complaint alleges, among other things, that ICC failed to properly supervise these representatives, thereby allowing allegedly unsuitable sales of these insurance products, and that ICC's actions constituted unethical or dishonest conduct. The complaint, which seeks an order instructing ICC to cease such violations and to pay an unspecified administrative fine, also requests that ICC's registration as a Securities Broker-Dealer in Massachusetts be suspended or revoked, that the firm be censured, and that it be ordered to fairly compensate purchasers of the insurance products for any losses attributable to wrongdoing by ICC.

We are unable to reasonably estimate any possible range of loss related to these proceedings due to their uncertain resolution. However, any conclusion of these matters favorable to the Division could have a material adverse effect on our financial position and results of operations.

                                Other Proceedings

At September 30, 2006, the Company was the co-defendant in various other lawsuits other than the Massachusetts Proceedings. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the aforementioned lawsuits and, as a result, in the majority of cases the Company's exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies", the Company had accrued expenses of approximately $0.89 million for the quarter ended September 30, 2006 related to legal fees and estimated probable settlement costs relating to the Company's defense in various lawsuits.

Included in this accrual was $0.17 million for legal fees pertaining to the Massachusetts Proceedings mentioned above. At year end March 31,2006 this accrual was $0.43 million.


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

A summary of the status of the Company's employee and Directors' fixed stock options as of September 30 ,2006 and September 30,2005 ]



Employee                                                    2006                              2005
                                               -----------------------------     ----------------------------
Fixed Options                                               Weighted-Average                  Weighted-Average
                                                  Shares    Exercise Price          Shares    Exercise Price

Outstanding at beginning of year                    153,332      $1.02                198,934     $2.46

Granted                                                   -                                 -
Forfeited                                                 -      $0.00                (40,256)    $8.00
Exercised                                                 -                                 -
Reclassified(non-employee)                                -      $0.00                 (4,012)    $1.91
                                               --------------------------------------------------------------

Outstanding at period ended                         153,332      $1.02                154,666     $1.03

Options exercisable at period ended                 151,999                           151,999


The fair value of options granted to employees in 2006 and 2005 is estimated on the date of the grants using the Black-Scholes option-pricing model based on the following assumptions:

                                        2006                     2005

Dividend                               0.19%                    0.13%
Volatility                            48.00%                   50.63%
Risk-free interest rate                4.84%                    4.17%
Expected Life in years                 1.25                     2.25




The following table summarizes information about employee and Directors' fixed stock options outstanding as of September 30, 2006:

             Options Outstanding                                                Options Exercisable
-----------------------------------------    ---------------------------------------------------------------------------------

                                                Weighted-Average
       Range Of              Number                 Remaining                              Number         Weighted-Average
    Exercise Prices       Outstanding           Contractual Life      Exercise Price     Exercisable       Exercise Price


         $1.00                150,000.00       No Stated Maturity          $1.00            150,000.00         $1.00

         $1.91                  3,332.00              1.75                 $1.91              1,999.00         $1.91

                              153,332.00             1.75(1)               $1.02            151,999.00         $1.01


(1) Includes only stock options with stated maturity

Stock Option Plan

The Company had granted options prior to the adoption of SFAS 123(R) and had previously reported in a footnote disclosure the proforma effect as if we had reported an expense under the guidelines of SFAS No. 123. There was $0.00 expense reported as a proforma for quarter ended September 30, 2005.

In adopting the SFAS No. 123(R) there was no expense to be reported for the fiscal quarter ended September 30, 2006.

Restricted Stock Plan

Under the 2005 Equity Incentive Plan, the Company is authorized to issue restricted shares of common stock to employees. Awards under this plan may be granted by the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management growth, and/or profitability of the Company. These shares are forfeitable in the event of termination other than for death, disability or retirement. The compensation cost is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. The following activity occurred during the six months ended September 30, 2006:

                                      Weighted
                                      Average
                                     Grant Date
                                     Fair Value
                        Shares           ($)
                    ---------------------------
    Non-vested at
    4/1/2006             26,785        $ 3.08

    Granted             336,200          3.65
    Vested             (182,511)         3.63
    Canceled               (441)         3.08
                    ---------------------------
    Non-vested at
    9/30/2006           180,033        $ 3.58


The Company's net loss for the three months ended September 30, 2006 includes $30,797 of compensation costs related to the Company's Equity Incentive Plan grants of restricted stock to employees, and $7,322 for grants to Independent Representatives. The Company's net income for the three months ended September 30, 2005 includes $0.00 of compensation costs related to this plan.

For the six months ended September 30, 2006 the compensation costs related to this plan includes $587,993 to employees and $74,122 for grant to directors, consultants and independent representatives. There was no cost associated with this plan for the six months ended September 30, 2005.

As of September 30, 2006, there was $644,921 of unrecognized compensation cost related to grants under the Company's Equity Incentive Plan. These costs are expected to be recognized over a weighted average period of approximately 4.40 years. The total fair value of shares vested under this plan during the three months ended September 30, 2006 was $662,515.

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

Under the terms of the Transition Agreement and an associated promissory note, the receivable owed by the Funds to the Company was assigned to DGA and DGA agreed to pay the Company an amount equal to the total of all fees that the Company had waived or remitted to a fund in the Trust through October 18, 2005. In addition, DGA has agreed to pay the Company 10 basis points on the assets raised by the Company's Broker Dealer, ICC at the effective time of transition, October 18, 2005 subject to "market to market" adjustments. These fees are to be paid to the Company on a quarterly basis. Although these payments are part of the agreement between DGA and the Trust, they are not part of the terms of the note and are deemed totally separate.

The note provides for a principle amount of $747,617 quarterly payments of interest accruing thereon at a 5.5% annual rate, and a full payment on or before October 31, 2010. Prepayments are permitted without penalty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis reviews our consolidated financial condition as of September 30, 2006 and March 31, 2006, the consolidated results of operations for the three and six months ended September 30, 2006 and 2005 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in the Form 10-Q. Unless context requires otherwise, as used in this Management's Discussion and Analysis (i) the "current period" means the fiscal quarter ended September 30, 2006, (ii) the "prior period" means the fiscal quarter ended September 30, 2005, (iii) an increase and decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

The statements, analyses and other information contained herein relating to trends in our operations and financial results, the markets for our products, the future development of our business, and the contingencies and uncertainties to which we may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company and are subject to many risks and uncertainties. Our actual results may differ materially from the results anticipated in these forward-looking statements. Readers are directed to discussions of risks and uncertainties that may be found in this report and other documents filed by the Company with the United States Securities and Exchange Commission. We specifically disclaim any obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

OVERVIEW

We are a financial services holding company that, through our subsidiaries, provides brokerage, investment advisory, asset management, financial planning, insurance and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by any one or more external factors.

OUR BUSINESS

The Company operates primarily through its subsidiary, ICC/ICA, in the broker-dealer and investment advisory services segments of the financial services industry.

Broker-Dealer Services

The Company provides broker-dealer services in support of trading and investment by its Representatives' customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities and variable life insurance, including provision of market information, internet trading and portfolio tracking facilities and records management.

Investment Advisory Services

The Company provides investment advisory services including asset allocation and portfolio rebalancing for its Representative's customers. In the past, investment advisory services were performed by both ICC and EPA. To avoid the duplication of efforts involved in supporting two advisory services entities, the Company has consolidated its investment advisor services in ICC d/b/a ICA.

Recruitment and Support of Representatives

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

Asset Allocation

Asset Allocation services are made available through ICA, the Company's registered investment advisor subsidiary. These services, for the most part, are conducted through our online trading platform. Other allocation services are performed directly by the fund company.

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

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005:

RECRUITING

The Company experienced a 9.5% decrease in the number of Representatives who were recruited during the current period as well as a $0.10 million decrease in revenue from new recruits. This is directly related to the loss of two experienced recruiters that have since been replaced.

Recruiting Statistics              Quarter Ended
                                   September 30                    Percent
                                                        Change      Change
                              -----------------------
                                                       2006 vs.   2006 vs.
                                    2006        2005      2005       2005
                              ----------- ----------- ----------------------

Revenues from New Producing
 Recruits:
---------------------------

 Mutual Funds, Variable
  Annuities, Direct
  Participation Programs,
  Other                       $  105,280  $   90,787  $   14,493       16.0%
 Trading Services (brokerage)     53,483     164,698    (111,215)     -67.5%
 Advisory Services                 1,298       7,643      (6,345)     -83.0%
                              ----------- ----------- ----------- ----------

Total                         $  160,061  $  263,128  $ (103,067)     -39.2%
                              =========== =========== =========== ==========

Representatives Recruited             19          21          -2       -9.5%
---------------------------


RESULTS OF OPERATIONS

                                                                                Percent of Revenue
                                          Quarter Ended September 30,      Quarter Ended September 30,       Percent
                                       --------------------------------- -------------------------------
                                                                                                             Change
                                                  2006             2005            2006       2005        2006 vs. 2005
                                       ---------------- ---------------- --------------- --------------- ---------------

Revenues:

     Commission                        $    15,289,438  $    14,359,466           88.60%          88.80%            6.5%
     Advisory                                1,444,068        1,299,799            8.37%           8.04%           11.1%
     Other fee income                          129,635           98,440            0.75%           0.61%           31.7%
     Marketing revenue                         204,533          234,310            1.19%           1.45%          -12.7%
     Other income                              188,245          178,230            1.09%           1.10%            5.6%
                                       ---------------- ----------------

               Total Revenue                17,255,919       16,170,245          100.00%         100.00%            6.7%
                                       ================ ================

Commission and advisory expenses            14,140,325       13,308,430           81.94%          82.30%            6.3%

          Gross Profit                       3,115,594        2,861,815           18.06%          17.70%            8.9%

Operating Expenses:

     Advertising                               231,797          182,056            1.34%           1.13%           27.3%
     Communications                            134,633          145,926            0.78%           0.90%           -7.7%
                                       ---------------- ----------------

          Total Selling Expenses               366,430          327,982            2.12%           2.03%           11.7%

     Compensation and benefits               1,710,572        1,383,911            9.91%           8.56%           23.6%
     Regulatory, legal and professional        730,702          875,714            4.23%           5.42%          -16.6%
     Occupancy                                 231,503          169,891            1.34%           1.05%           36.3%
     Other administrative expenses             156,296          185,331            0.91%           1.15%          -15.7%
                                       ---------------- ----------------

          Total Administrative Expenses      2,829,073        2,614,847           16.39%          16.17%            8.2%

               Total Operating Expenses      3,195,503        2,942,829           18.52%          18.20%            8.6%
                                       ================ ================

Operating Loss                                 (79,909)         (81,014)          -0.46%          -0.50%           -1.4%

Other Expense:

     Interest expense                            7,570           15,517            0.04%           0.10%          -51.2%

          Total Other Expense                    7,570           15,517            0.04%           0.10%          -51.2%

Loss before taxes                              (87,479)         (96,531)          -0.51%          -0.60%           -9.4%

(Provision) Benefit for income taxes           (82,356)          53,695            0.48%          -0.33%          253.4%

Net Loss                               $      (169,835) $       (42,836)          -0.98%          -0.26%          296.5%
                                       ================ ================

Revenues

The Company continues to grow revenues in the diversified investment sector of the financial services industry. Revenues rose $1.1 million, or 6.7%, to $17.3 million as we continue our efforts to increase top line revenues in commissions and advisory services. Leading this performance was a $0.93 million or 6.5% increase in commissions and a $0.14 million or 11.1% increase in advisory services revenue between the comparative periods.

Average Revenue Per Representative

                        Quarter Ended        Quarter Ended    Incease/decrease      Percentage
                      September 30, 2006   September 30, 2005                    Increase/decrease
                    --------------------------------------------------------------------------------
Revenue:
   Commission        $       15,289,439    $       14,359,465
   Advisory                   1,444,068             1,299,799
   Other fee income             129,635                98,440
                    --------------------  --------------------
                     $       16,863,142    $       15,757,703  $  1,105,438                  7.0%


Number of
 Representatives                    753                   637           116                 18.2%

Average Revenue Per
 Rep                 $           22,395    $           24,737       $(2,342)                 -9.5%

Average revenue per Representative decreased by 9.5%, reflecting a greater growth in the number of representatives than in revenue. Although average revenue per Representative was down, the Company will continue recruiting qualified, sophisticated Representatives who are capable of providing a more diversified range of products to their clients. As we continue our aggressive recruiting process, we strive to also achieve growth in average revenue per representative.

Commissions. Commissions from variable annuities comprised $0.61 million, or 65.4%, of the $0.93 million increase in commission revenue compared to the prior period. Commissions from direct participation programs, which predominantly include REITs (Real Estate Investment Trusts) and oil and gas programs, increased by $0.44 million or 47.1%.

                               Quarter Ended                                         Percentage          Percentage
                               September 30,                 Increase/decrease        of Total       Increase/decrease
                                   2006            2005        2006 vs. 2005     Increase/decrease     2006 vs. 2005
                              ------------------------------------------------------------------------------------------

Commission Revenue:
------------------------------
   Variable Annuities         $    5,982,629  $   5,374,850  $          607,779                65.3%               11.3%
   Trading (brokerage)(1)          4,582,422      4,623,758             (41,336)               -4.4%               -0.9%
   Mutual Funds                    2,358,286      2,499,624            (141,338)              -15.2%               -5.7%
   Direct Participation
    Programs                       2,217,661      1,780,055             437,606                47.1%               24.6%
   Other                             148,440         81,179              67,261                 7.2%               82.9%
                              ------------------------------------------------------------------------------------------

Total Commission Revenue      $   15,289,438  $  14,359,466  $          929,972               100.0%                6.5%
                              ==========================================================================================

Commissions from variable annuities historically continue to comprise the largest component of commission revenue. Commissions in direct participation programs grew primarily as a result of increased sales volume in the oil and gas programs. The Company's commission revenue from trading decreased marginally for the current period. Although trading commissions decreased slightly this current period, it continued to constitute the second largest component of commission revenue.

Over recent periods, trading revenue generally has maintained its share of the revenue due to success in utilizing our clearing firm's trading platform to enable Representatives to conduct more brokerage business in an efficient fashion. The recent trend of higher growth in fee-based advisory services compared to commission-based services reflects concerted efforts by management to grow revenues in the higher margin advisory services area.

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

Fees from our Rep-directed asset-managed program, A-MAP, where asset allocation and other investment advisory services are provided directly by our independent Representatives, continue to be the leading source of revenue in this category. Revenues from this program grew by $0.28 million or 40.3% to $0.96 million compared to $0.68 million the prior period. Supported by our Net Exchange Pro and Pershing direct mainframe trading platforms, this program is becoming increasingly popular with our Representatives because of the opportunities it provides to deliver to their clients superior asset management services at a potentially lower cost, and the potential for increased overall investment performance.

Revenues from our fund-managed F-MAP or separately managed S-MAP accounts, where investment advisory services are provided by ICA instead of our independent Representatives, increased slightly. Over recent quarters revenues from the fund-managed category have slightly declined due to the termination of accounts where asset values have fallen below a minimum level. Also, management has not been aggressively marketing this program compared to the Rep-directed asset-managed program and S-MAP program.

A slight decrease of $0.03 million was experienced in revenues from asset-managed programs where investment services are provided by outside advisors. ICA has been continuing to direct their marketing efforts away from these third-party management programs and toward their internal, proprietary asset-managed models. ICA has been providing sales, marketing, trading platform and other technical support to our Representatives to enable them to deliver improved investment advisory services.

Revenues from advisory services provided to mutual funds decreased by $0.11 million when compared to the prior period, reflecting the termination during the prior year of the Company's management agreement pursuant to which it had been providing advisory services to mutual funds.

Revenues from our Rep-directed asset managed program, A-MAP, have been contributing an increasing proportion of our overall advisory services revenue growth. Our current success in promoting our A-MAP advisory services program in large part is due to providing an enhanced online platform to our Representatives that enables them to perform their asset allocation services in a more cost effective manner. Resulting transactional cost savings have been passed on to our Representatives' clients in the form of lower fees for improved service.

Other Fee Income. Other fee income increased by $0.03 million or 31.7%, including (i) a $0.04 million increase in administrative fees for providing regulatory services to our Representatives in connection with renewals of their NASD licenses and errors and omissions (E&O) policy enrollment (ii) a $0.01 million increase in fees in portfolio consolidation reporting services, and
(iii) a $0.02 million decrease in administration fees on asset-managed accounts resulting from the termination of several of these accounts when asset balances fall below minimum levels.

Marketing Revenue. Net marketing revenues decreased by $0.03 million or 12.7%, reflecting a $0.04 million increase in marketing support to assemble events. We also saw a combined $0.07 million decrease in marketing support revenues from product companies and in sales of ancillary items such as apparel, bags, and hats with Company logo and blast email services.

Other Income. Other income, consisting primarily of interest and dividends and gains or losses on investments, increased by $0.01 million. The majority of the increase came from interest earned on account balances due to an increase in the average daily balance in our trading accounts.

Gross Margins

                                                       Gross Margin Retention          Percent of Gross Margin
                                   Gross Margin           Quarter Ended           Quarter Ended          Gross Margin
                              Quarter Ended Sept 30,         Sept 30,                Sept 30,           Percent Change
                              ----------------------- ----------------------  ----------------------  ------------------
                                 2006        2005       2006        2005        2006        2005        2006 vs. 2005
                              ----------- ----------- ----------  ----------  ----------  ----------  ------------------

Commission - Mutual Funds and
 Variable Annuities           $1,372,615  $1,123,787       13.0%       11.5%       44.1%       39.3%               22.1%
(Check and Application
 distribution)

Commission - Trading             882,103     652,528       19.3%       14.1%       28.3%       22.8%               35.2%

Commission - Insurance
 Products                         61,079      78,017      100.0%       99.9%        2.0%        2.7%              -21.7%

Commission - Underwriting          8,736         307       10.0%       10.0%        0.2%        0.0%             2745.6%

Advisory Services                336,137     570,443       23.0%       42.5%       10.8%       19.9%              -41.1%

Licensing                         98,796      54,612      100.0%      100.0%        3.5%        1.9%              101.7%

Marketing                        204,533     234,310        n/a         n/a         6.6%        8.2%              -12.7%

Other income                     151,595     147,810        n/a         n/a         4.5%        5.2%               -5.1%
                              ----------- -----------

Total Gross Margin            $3,115,594  $2,861,814       18.1%       17.7%      100.0%      100.0%                8.9%
                              =========== ===========

Gross margin rose by $0.25 million or 8.9% to $3.1 million for the current period primarily due to a $0.23 million or 35.2% increase in gross margin derived from trading and a $0.25 million or 22.1% increase from our check and application programs. Offsetting this increase was an $0.23 million dollar decease in gross margins from advisory services.

The increase in gross margin from trading reflects an increase in brokerage commissions and a reduction in clearing charges due to increased sales volume, increased commission retention rates, and more fee income within corporate accounts. Contributing to this improvement in gross margins from trading was a combined increase of $0.08 million in the margin from our trails and from money market income on account balances. Another contributing factor was $0.15 million from net trading commissions.

The combined effect of these factors was an increase in our average payout retention in brokerage services from 22.4% in the prior period to 30.2% in the current period that, in turn, contributing to an increase in our gross trading margin from 14.1% to 19.3%. Please refer to the Gross Margin Table, above.

We are continuing our efforts to recruit capable and experienced Representatives who can offer a broader range of brokerage products that have a greater profit margin compared to the normal mutual fund and variable annuity products (see "--Commissions", above).

Advisory Services. Advisory services profit margin decreased by $0.23 million or 41.1%. The majority of the decrease stems from a $0.11 million decrease in margins in asset managed services of our mutual funds resulting from termination of EPA's investment advisory agreement with Eastern Point Advisors Funds Trust. See Footnote 1 - "Advisory Fees from Mutual Funds" to our Condensed Consolidated Financial Statements.

Furthermore, there was a combined $0.08 million decrease in profit margins from ICA and third party directed advisory services reflecting management's focus on marketing our rep-directed asset-managed program, A-MAP; however margins from our A-MAP program were relatively flat for the comparative periods as a result of lower platform fees in order to increase assets under management.

Other decreases in profit margins included a $0.06 million decrease as a result of increased payouts for sub-advisor fees, advisory reporting fees, employee commissions, and financial planning fees. These payouts vary depending upon the number and market value of asset managed accounts.

Positive movement in the Company's profit margin from advisory services has come mainly from our rep-directed asset-managed programs. These programs make it possible for Representatives to manage client accounts by trading directly online using our automated trading platform. Resulting increases in the Representative's trading volume effectively increase the Company's commission revenues and gross margin. Additionally, by processing more transactions at a stable fixed cost, our enhanced trading technology fosters economies of scale that control operating expenses required to process the increased trade volume. Refer to "-- Our Process" above.

In addition to experiencing a decrease in profit margin from advisory services during the comparative period, several factors contributed to a decrease in our retention rate from 42.5% to 23.0%. Advisory fee rates derived from Rep-directed business declined slightly, reflecting decreases in the commission retention rate for client accounts whose balances reached levels that trigger automatic retention rate reductions. Also, as a result of terminating the management agreement associated with the mutual funds, we no longer receive any advisory fees from that revenue component which had directly contributed to our margin.

Although our retention rate from advisory services decreased compared to the prior period, this category on a percentage-retention basis still retains a higher profit margin than most of the other products or services we and our Representatives provide. (See -"Gross Margin Table", above).

Mutual Funds, Variable Annuities, Etc. Profit margins from mutual fund sales, variable annuity sales, direct participation programs and other check and application distribution programs generated $1.37 million or 44.1% of the total gross margin compared to $1.1 million or 39.3% during the prior period. As presented in the previous gross margin table, margin from our check and application distribution programs comprised the greatest portion of our overall profit margin; however, trading achieved the largest percentage increase in gross margin in our principal categories.

Commission Retention

Commission payouts to our independent Representatives, as a percentage of commissioned revenues, decreased to 81.9% compared to 82.3% for the prior period. As a result, our retention rates increased from 17.7% to 18.1%. Management is continuing their efforts to improve commission retention rates by refining our business model to emphasize the recruitment and retention of sophisticated Representatives.

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

Operating Expenses

Operating expenses, which experienced a $0.25 million or 8.6% increase, are discussed in detail below:

Compensation and Benefits. The largest component of operating expenses is compensation and benefits, which increased by $0.33 million or 23.6%. General salaries made up the majority of the increase accounting for a $0.19 million increase or 19.02%. In addition, we had a $0.09 million dollar increase in stock compensation resulting from the granting of restricted stock and stock options. The $0.19 million increase in general salaries resulted primarily from the hiring and retention of 19 additional personnel in such functions as:

     o trading and operations -- to continue providing quality customer service to our Sophisticated Representative force in the face of increasing transactional volume,

     o compliance -- to meet the growing needs within the industry for internal control, quality supervision and continuing education to our independent Representatives,

     o Representative recruitment -- to enhance our ability to recruit quality Representatives,

     o Legal Department -- to help reduce the need for expensive outside counsel and

     o    other general administrative areas.

Regulatory, Legal and Professional. Regulatory, Legal and Professional expenses decreased by $0.15 million or 16.6%. The largest component of this decrease was a $0.48 million decrease in legal settlements from dealings unrelated to our business during the prior period. Offsetting this decrease was an increase of $0.23 million in legal fees pertaining to the Massachusetts Proceedings described in footnote 3 to the Condensed Consolidated Financial Statements.

We increased our accruals for legal expenses from $0.20 million to $0.66 million. Please refer to Footnote 3 to the Condensed Consolidated Financial Statements. In addition, since we operate in an industry embedded with regulation, we will continue to invest significant resources to reduce the likelihood of future litigation by promoting accuracy, ensuring sound operational techniques and providing appropriate compliance measures.

Finally, we experienced a $0.06 million increase in professional fees for outside consulting services in connection with the installation and integration of our new accounting software and data entry and scanning support for the operations departments.

Advertising. Advertising, including related marketing expenses, increased by $0.05 million or 27.32%, reflecting increased spending on trade magazine ads and officer travel in the continuing drive to recruit quality Representatives.

Communications. Communications expenses decreased by $0.01 million or 7.7%, primarily due to a decrease in printing costs offset by an increase in telephone expenses. The costs savings in printing were incurred by communicating to our perspective Representatives by emailing our product literature instead of direct mailing. The Company's website is currently used to target new revenue streams by providing access to information through the website and other Internet publications. Communication efforts and related expenses, which also include investor/public relations, conference, and telephone, have historically been positively correlated with the overall growth of our business. Our website and newsletter, "The Capitalist" have become effective medium to communicate to potential qualified Representatives for recruitment purposes.

Occupancy. Occupancy expenses increased by $0.06 million or 36.3% primarily as a result of opening Investment Centers in Braintree, MA and Manhattan, NY and a new business center in Miami, FL. Furthermore, we added additional space for senior management and our marketing department into a separate Lynnfield, MA location.

The Company also experienced an increase in depreciation and acquired additional fixed assets in the form of new computers for the additional staff, leasehold improvements and additional furniture and fixtures to the home office in Lynnfield, MA to accommodate the increase in number of employees.

Other Administrative. Other administrative expenses, which include various insurance, postage, office and computer-related expenses, decreased by $0.03 million or 15.67%. Management has been making a concerted effort to reduce general office and postage expenses through several cost saving methods.

Operating and Net Losses

The Company's operating and net losses, which were down slightly compared to the prior period, can be attributed primarily to not generating enough revenue and profit margin to offset increases in overhead. The losses during both of these comparative periods also represent the continuance of a cyclical trend in our business wherein our Representatives typically write less business during the summer months.

The company is committing resources, as mentioned above, to improve their overall marketing efforts, and at the same time invest in technology to help our representatives process their business more efficiently. Through an automated process there would be less reliance on personnel to process business .This could result in cost savings on the administrative side and at the same time improve our bond with our representatives who warrant `state of the art' technology.

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

The continued focus and implementation of this business plan should help turn the Company's profitability around as long as we can reduce the legal fallout that has recently impacted our operating income and net profit.


Management believes that continued focus on and implementation of this business plan should help turn the company's profitability around provided that there is a significant reduction in the extraordinary costs of the Massachusetts Litigation that has been negatively impacting our operating income and net profit.

Six Months Ended September 30, 2006 Compared with Six Months Ended September 30, 2005:

Results reported for the current six month period compared to the prior six month period are discussed below to the extent that explanations for comparative variances in year to date results differ from the explanations for comparative quarterly results discussed above. Please refer to the quarterly results analysis for a general explanation of variances concerning the current six month period that are not discussed below.

RECRUITING

New producing recruits generated an increase in revenue of $0.22 million in our check and application business in mutual funds, variable annuities, and direct participation programs versus the prior period. Overall revenue from new recruits was down 5.8% in the current period compared to the prior period. This is directly related to the loss of two experienced recruiters that have since been replaced. Although operating with a smaller recruiting staff, average revenue per recruit continues to rise.

Recruiting Statistics             Six Months Ended
                                    September 30              Change          Percent Change
                                 2006          2005       2006 vs. 2005       2006 vs. 2005
                              -----------   -----------   --------------   --------------------

Revenues from New Producing
 Recruits:
------------------------------
   Mutual Funds, Variable
    Annuities, Direct
    Participation Programs,
    Other                     $  568,471    $  346,759    $     221,712                   63.9%
   Trading Services
    (brokerage)                  209,041       397,898         (188,857)                 -47.5%
   Advisory Services               8,385        89,275          (80,890)                 -90.6%
                              -----------   -----------   --------------   --------------------

Total                         $  785,897    $  833,932    $     (48,035)                  -5.8%
                              ===========   ===========   ==============   ====================

Representatives Recruited             48            54               -6                  -11.1%

RESULTS OF OPERATIONS
                                                          Percent of Revenue
                                                           Six Months Ended
                         Six Months Ended September 30,      September 30,         Percent
                         ------------------------------- ---------------------
                                                                                    Change
                               2006            2005        2006       2005      2006 vs. 2005
                         --------------- --------------- ---------- ----------  --------------

Revenues:

  Commission              $  32,748,340   $  27,727,533      88.85%     88.41%           18.1%
  Advisory                    3,012,497       2,455,781       8.17%      7.83%           22.7%
  Other fee income              196,032         201,878       0.53%      0.64%           -2.9%
  Marketing revenue             528,947         669,534       1.44%      2.13%          -21.0%
  Other income                  372,275         308,754       1.01%      0.99%           20.6%
                         --------------- ---------------

Total Revenue                36,858,091      31,363,480     100.00%    100.00%           17.5%
                         =============== ===============

Commission and advisory
 expenses                    29,955,545      25,290,712      81.27%     80.64%           18.4%

Gross Profit                  6,902,546       6,072,768      18.73%     19.36%           13.7%

Operating Expenses:

  Advertising                   501,424         424,663       1.36%      1.35%           18.1%
  Communications                200,401         301,434       0.54%      0.96%          -33.5%
                         --------------- ---------------

   Total Selling Expenses       701,825         726,097       1.90%      2.32%           -3.3%

  Compensation and
   benefits                   4,426,597       3,119,039      12.01%      9.94%           41.9%
  Regulatory, legal and
   professional               1,933,042       1,348,858       5.24%      4.30%           43.3%
  Occupancy                     465,509         323,982       1.26%      1.03%           43.7%
  Other administrative
   expenses                     488,899         428,839       1.33%      1.37%           14.0%
                         --------------- ---------------

    Total Administrative
     Expenses                 7,314,047       5,220,718      19.84%     16.65%           40.1%

Total Operating Expenses      8,015,872       5,946,815      21.75%     18.96%           34.8%
                         =============== ===============

Operating (Loss) Income      (1,113,326)        125,953      -3.02%      0.40%         -983.9%

Other Expense:

  Interest expense               15,602          18,851       0.04%      0.06%          -17.2%

    Total Other Expense          15,602          18,851       0.04%      0.06%          -17.2%

(Loss) Income before
 taxes                       (1,128,928)        107,103      -3.06%      0.34%        -1154.1%

(Benefit) Provision for
 income taxes                  (361,471)         42,713      -0.98%      0.14%         -946.3%

Net (Loss) Income         $    (767,457)  $      64,390      -2.08%      0.21%        -1291.9%
                         =============== ===============

Revenues

The Company continues to grow revenues in the diversified investment sector of the financial services industry. Our revenues rose $5.49 million, or 17.5%, to $36.85 million as we continue our efforts to increase top line revenues in commissions and advisory services. Leading this performance was a $5.02 million or 18.1% increase in commissions and a $0.56 million or 22.7% increase in advisory services revenue between the comparative periods.

Average Revenue Per Representative

                             Six Months Ended      Six Months Ended     Percentage
                             September 30, 2006    September 30, 2005    Increase
                           -------------------------------------------------------
Commission                   $       32,748,340    $      27,727,533
Advisory                              3,012,497            2,455,781
Other fee income                        196,032              201,878
                           --------------------- --------------------
                             $       35,956,869    $      30,385,192        18.3%


Number of Representatives                   753                  637        18.2%

Average Revenue Per Rep      $           47,751    $          47,700         0.1%

Our average revenue per Representative was relatively flat for the comparative periods of September 30, 2006 versus September 30, 2005.

Commissions. Commissions from variable annuities and trading provided $3.91 million, or 77.9%, of a $5.02 million increase in commission revenue compared to the prior period. Commissions from direct participation programs, which predominantly include REITs (Real Estate Investment Trusts) and oil and gas programs, increased by $1.1 million or 32.9%.

                                    Six Months Ended                              Percentage       Percentage
                                      September 30                                 of Total     Increase/decrease
                                   2006             2005        2006 vs. 2005  Increase/decrease  2006 vs. 2005
                           --------------------------------------------------------------------------------------
Commission Revenue:
---------------------------
   Variable Annuities        $    13,146,136  $    10,836,054  $     2,310,082             46.0%            21.3%
   Trading (brokerage)(1)          9,828,921        8,227,877        1,601,044             31.9%            19.5%
   Mutual Funds                    4,851,186        4,985,496         (134,310)            -2.6%            -2.7%
   Direct Participation
    Programs                       4,609,637        3,468,226        1,141,411             22.7%            32.9%
   Other                             312,460          209,880          102,580              2.0%            48.9%

Total Commission Revenue     $    32,748,340  $    27,727,533  $     5,020,807            100.0%            18.1%
                           ======================================================================================
1. Revenue designated as Trading (brokerage) includes revenue from mutual funds sold through our trading platform.

The growth in commissions historically has been dominated by variable annuities; however, management has continued their efforts to recruit sophisticated representatives who are licensed to sell equities in addition to variable annuities. This strategy is demonstrated in the table above. Revenue from our brokerage business continues to maintain its share of the revenue base as the second largest revenue component generated from commissions.

Advisory Fees. Fees from our Rep-directed asset-managed program, A-MAP, grew by $0.72 million or 57.6% to $1.97 million compared to $1.25 million the prior period. Revenues from our fund-managed F-MAP or separately managed S-MAP accounts, where investment advisory services are provided by ICA instead of our independent Representatives, increased by only $0.04 million or 5.3% between the comparative periods. A slight decrease of $0.06 million was experienced in revenues for the comparative periods from asset-managed programs where investment services are provided by outside advisors. Revenues from Advisory Services provided to mutual funds decreased by $0.18 million when compared to the prior period.

Other Fee Income. Other fee income decreased slightly by $0.01 million or 2.9%.

Marketing Revenue. Net marketing revenues decreased by $0.14 million or 21.0% primarily as a result of a decrease in marketing support revenues from product companies and revenues to assemble events .

Other Income. Other income, consisting primarily of interest and dividends and gains or losses on investments, increased by $0.06 million for the comparative current period to the prior period. The majority of the increase came from interest earned on account balances due to an increase in the average daily balance in our trading accounts.

Gross Margins

                                                            Gross Margin         Percent of Gross Margin
                                                              Retention
                                     Gross Margin         Six Months Ended   Six Months Ended    Gross Margin
                              Six Months Ended Sept 30,       Sept 30,           Sept 30,       Percent Change
                              -------------------------- ------------------ ------------------- --------------
                                                                                                    2006
                                  2006          2005       2006     2005      2006      2005       vs. 2005
                              ------------- ------------ --------- -------- --------- --------- --------------

Commission - Mutual Funds and
 Variable Annuities           $  2,889,507  $ 2,232,804    12.8%    11.6%     41.8%     36.8%       29.4%
(Check and Application
 distribution)

Commission - Trading             2,064,156    1,510,748    21.0%    18.4%     29.9%     24.9%       36.6%

Commission - Insurance
 Products                          129,753      193,604    99.8%    99.4%     1.9%      3.2%        -33.0%

Commission - Underwriting           18,238        1,507    10.0%    10.0%     0.3%      0.0%       1110.2%

Advisory Services                  819,357    1,094,315    26.8%    42.9%     11.9%     18.0%       -25.1%

Licensing                          136,624       88,427   100.0%    100.0%    2.1%      1.5%        67.3%

Marketing                          528,947      669,534    n/a       n/a      7.7%      11.0%       -21.0%

Other income                       315,964      281,829    n/a       n/a      4.4%      4.6%         8.1%
                              ------------- ------------

Total Gross Margin            $  6,902,546  $ 6,072,768    18.7%    19.4%    100.0%    100.0%       13.7%
                              ============= ============

Gross margin rose by $0.83 million or 13.7% to $6.90 million for the current period primarily due to a $0.55 million or 36.6% increase in gross margin derived from trading over the prior period.

Trading. The increase in gross margin from trading reflects an increase in brokerage commissions and a reduction in clearing charges due to increased sales volume, increased commission retention rates, and more fee income within corporate accounts.

Contributing to this improvement in gross margins from trading was a combined increase of $0.19 million in the margin from our trails and from money market income on account balances. Another contributing factor was a $0.36 million contribution from net trading commissions as a result of lower payouts to Representatives.

The combined effect of these factors was an increase in our average payout retention in brokerage services from 28.20% in the prior period to 31.98% in the current period that, in turn, contributing to an increase in our gross trading margin from 18.4% to 21%. Please refer to the Gross Margin Table, above.

We are continuing our efforts to recruit capable and experienced Representatives who can offer a broader range of brokerage products that have a greater profit margin compared to the normal mutual fund and variable annuity products (see "--Commissions", above).

Advisory Services. Advisory services profit margin decreased by $0.28 million or 25.1% for the current period compared to the prior period. The majority of the profit margin in advisory services stems from our Rep-directed asset-managed programs which contributed a $0.16 million increase to our profit margin. Offsetting this increase was a $0.18 million decrease in margins in asset-managed services of our mutual funds resulting from termination of our investment advisory agreement with Eastern Point Advisors Funds Trust. See Footnote 1 - "Advisory Fees from Mutual Funds" to our Condensed Consolidated Financial Statements.

Other decreases in profit margins included a $0.12 million decrease as a result of increased payouts for sub-advisor fees, advisory reporting fees, employee commissions, and financial planning fees. These payouts vary depending upon the number and market value of asset managed accounts.

Finally, there was a combined $0.13 million decrease in profit margins from ICA and third party directed advisory services reflecting management's focus on marketing our Rep-directed asset-managed program, A-MAP.

In addition to experiencing a decrease in profit margin from advisory services during the comparative period, a couple of factors contributed to a decrease in our retention rate from 42.9% to 26.2%. Advisory fee rates derived from Rep-directed business declined slightly, reflecting decreases in the commission retention rate for client accounts whose balances reached levels that trigger automatic retention rate reductions. Also, as a result of terminating the management agreement associated with the mutual funds, we no longer receive any advisory fees from that revenue component which had directly contributed to our margin.

Mutual Funds, Variable Annuities, Etc. Profit margins from mutual fund sales, variable annuity sales, direct participation programs and other check and application distribution programs generated $2.89 million or 41.8% of the total gross margin compared to $2.23 million or 36.8% during the prior period. As presented in the previous gross margin table, margin from our check and application distribution programs comprised the greatest portion of our overall profit margin; however, trading achieved the largest percentage increase in gross margin in our principal categories.

Commission Retention

Commission payouts to our independent Representatives, as a percentage of commissioned revenues, was relatively the same for the comparative periods ended September 30, 2006 versus September 30, 2005. Management is continuing their efforts to improve commission retention rates by refining our business model to emphasize the recruitment and retention of sophisticated Representatives.

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

Operating Expenses

Operating expenses, which experienced a $2.07 million or 34.8% increase for the six months ended September 30, 2006 compared to September 30, 2005, are discussed in detail below:

Compensation and Benefits. The largest component of operating expenses is compensation and benefits, which increased by $1.30 million or 41.9% during the current period. This change was due primarily to (i) a $0.66 million increase in stock-based compensation resulting from the issuance of restricted common stock to Employee and Directors on June 12, 2006 under our 2005 Equity Incentive Plan,
(ii) a $0.50 million increase in general salaries and (iii) a $0.13 million increase in compensation expenses from 401(k) contributions and payroll taxes. Partially offsetting these increases was a $0.05 million decrease in officer's salaries primarily as a result of the resignation of the President of Eastern Point Advisor in the previous fiscal year.

The $0.50 million increase in general salaries resulted primarily from the hiring of 19 additional personnel to support continued growth, as generally described in our comparative analysis of the current quarter, above.

Regulatory, Legal and Professional. Regulatory, Legal and Professional expenses increased by $0.58 million or 43.3%. The largest component of this increase was a $0.49 million or 1.09% increase in non-in-house legal fees, $0.58 million of which was incurred in connection with the Massachusetts Proceedings described in Footnote 3 to the Condensed Consolidated Financial Statements. Offsetting this increase resulting from the Massachusetts Proceedings was a $0.09 million dollar decrease in legal fees pertaining to other legal matters.

There was a $0.11 million decrease in legal settlements primarily resulting from a case we settled in the prior period that was not related to our general business activities. We did not have any cases of that nature during the current period.

We increased our accruals for legal expenses to $0.89 million for the current period from $0.20 million for the prior period. Please refer to Footnote 3 to the Condensed Consolidated Financial Statements.

Finally, we experienced a $0.14 million increase in professional fees for outside consulting services in connection with the installation and integration of our new accounting software and data entry and scanning support for the operations departments and a $0.07 million dollar increase for compliance purposes related to record-keeping and NASD assessment fees.

Advertising and Marketing. Advertising, including related marketing expenses, increased by $0.08 million or 18.1% for reason described in our quarter-to-quarter analysis.

Communications. Communications expenses decreased by $0.10 million or 33.5%, primarily due to decreases in printing and website expenses.

Occupancy. Occupancy expenses increased by $0.14 million or 43.7% primarily as a result of a $0.10 million in added costs for rent in our new locations. The Company added Investment Centers in Braintree, MA and Manhattan, NY and a business center in Miami, FL. The Company also experienced an increase of $0.03 million in depreciation and acquired additional fixed assets in the form of new computers for the additional staff, leasehold improvements and additional furniture and fixtures to the home office in Lynnfield, MA to accommodate the increase in number of employees.

Other Administrative. Other administrative expenses, which include various insurance, postage, office and computer-related expenses, increased by $0.06 million or 14.0%.

Operating Income

Operating income decreased by $1.24 million or 983.92% due to an increase in operating expenses of $2.07 million or 34.8%. The most significant contributors to the increase in operating expenses were a $0.66 million increase in stock based compensation, a $0.50 million increase in general salary compensation from the hiring of new personnel, and $0.58 million increase in legal costs primarily in connection with the Massachusetts Proceedings. Partially offsetting these increases in operating overhead was a $0.83 million increase in our gross margin, primarily in brokerage business.

Net Income

Net income decreased by $0.83 million or 1291.9%, or $0.14 per basic and diluted share, as the Company reported a $0.77 million dollar loss this current period to a net profit of $0.06 million in the prior period. This was the result of a decrease in operating income offset by an income tax benefit of $0.36 million. The decrease in operating income is a result of incurring more operating expenses, primarily in compensation expenses, proportionate to the increase in revenues and profit margins when comparing the Six Months Ended September 30, 2006 to the Six Months Ended September 30, 2005.

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

The Company takes a proactive approach to minimizing, if not preventing, the occurrence of other events that may lead to unexpected cash outflows, including lawsuits, trade errors and fines from regulatory agencies such as the NASD or the SEC. A key to this approach is ensuring that adequate controls over our operations and those of our Representatives are implemented and periodically updated. As part of this effort, substantial resources have been committed to enhancing the capabilities of our compliance team members, whose tasks include assuring that our Representatives give proper weight to the circumstances and interests of their clients when recommending investment options. The Company also allocates resources to stay current with the many rules and regulations applicable to our business by assisting in the education and training of our Representatives and staff.

As of September 30, 2006, cash and cash equivalents totaled $4.79 million as compared to $7.72 million as of March 31, 2006. Working capital as of September 30, 2006 was $6.37 million as compared to $8.04 million as of March 31, 2006. The ratio of current assets to current liabilities was 2.49 to 1 as of September 30, 2006 as compared to 2.70 to 1 as of March 31, 2006.

Operations used $0.18 million in cash for the six months ended September 30, 2006 as compared to $0.33 million in cash used for the six months ended September 30, 2005. Cash flow from operations, in comparing the current period to the prior period was relatively the same for the comparative periods.

In comparing cash flow from operating activities for September 30, 2006 to September 30, 2005, we can see that operations decreased cash flow by $0.83 million as a result of the net loss of $0.77 million for the current period versus net income $0.06 million in the prior period. In addition, we issued stock based compensation in the form of restricted stock which resulted in a non-cash expense of $0.72 million.

Cash outflows from investing activities for the current period comprised of $2.34 million of which $0.40 million was for purchasing equipment as well as technology and leasehold improvements. Also we had cash outflows of $0.06 million used to grant loans to registered Representatives to help grow their businesses. In conclusion we had a cash outflow of $1.98 million as a result of investments in US Treasury Bills and Notes.

Finally, from financing activities we paid a $0.25 million cash dividend on June 29, 2006 to shareholders of record as of June 15, 2006.

By comparison, for the six months ended September 30, 2005, cash used in investment activities comprised of cash outflows of $0.22 million for purchasing equipment, technology, and leasehold improvements and $0.26 million used for granting loans to registered Representatives.

Finally, in financing activities we paid a dividend of $0.12 million on May 16, 2005 to shareholders of record as of May 2, 2005.

Cash Disbursements contributing significantly to decreases in our cash position for the six months ended September 30, 2005 were as follows: a $0.68 million for legal related matters, $0.20 million for loans to registered representatives, and $0.21 million for prepayment of taxes.

Cash disbursements contributing significantly to cash outflows during our most recent quarter included $0.58 million for legal related matters of which $0.41 million was for legal fees pertaining to the Massachusetts Proceedings.

Management anticipates that the current period net cash outflows are not indicative of a future cash outflow trend but, rather, reflected payment on legal defense for a complaint that is atypical of other legal proceedings made towards the Company. However, those disbursements during the current quarter and the year to date did have a significant impact on our brokerage firm's net capital ratio.

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

As of September 30, 2006 ICC had net capital of $.77 million (i.e., an excess of $0.40 million) and a 7.09 to 1 net capital ratio as compared to net capital of $.96 million (i.e., an excess of $0.53 million) and a 6.63 to 1 net capital ratio as of March 31, 2006.

The Company's legal accrual increased to $0.66 million from $0.20 million as a result of the Massachusetts Proceedings and various arbitrations filed against the Company. During the current period the increase in our legal accrual impacted ICC's net capital ratio and excess net capital. The Company does not consider this to be a trend and does not currently anticipate that similar accrual increases will be a recurring necessity. See Footnote 3 to our Condensed Consolidated Financial Statements.

The Company currently has ample cash to cover additional accruals and disbursements resulting from these other arbitrations and proceedings. Despite these arbitrations and legal proceedings that increased our legal accrual, the Company remains focused on committing their resources necessary for continued growth.

In its role as Investment Advisor to the Eastern Point Advisors Funds Trust family of mutual funds, Company disbursements to pay fund expenses that exceed their respective ceiling caps averaged $0.18 a quarter during the duration of the previous fiscal year. As previously noted, the Company agreed to terminate its management contract with the Trust and, accordingly, the Company received a relative cash flow infusion of $0.01 million for the six months ended September 30, 2006 versus a $0.39 million cash outflow for the six months ended September 30, 2005. See condensed Footnote 5 to our Condensed Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

Contractual Obligations                                      Payments Due by Period
---------------------------------------------------------------------------------------------------------------------------
Period                               April 1, 2006-March   April 1, 2007-March    April 1, 2010-March    April 1, 2012 and
                                          31, 2007             31, 2010                 31, 2012           thereafter
                            Total     less than 1 year         1-3 years                4-5 years          After 5 years
Fiscal Years Ended                          2007               2008-2010               2011-2012       2013 and thereafter
March 31,
---------------------------------------------------------------------------------------------------------------------------

short- term loans and
 notes payable:
  Lines of credit and
   other short- term
   borrowings             $ 12,064      $  12,064           $        0              $       0           $     0
Operating leases:          742,848        228,655              514,193                      0                 0

                         ------------------------------------------------
Total Contractual
 Obligations              $754,912      $ 240,719           $  514,193              $       0           $     0
                         ------------------------------------------------

NOTES PAYABLE

At September 30, 2006 and 2005 notes payable consisted of debt to finance insurance premiums. The annual rate of interest on the outstanding loan, which matures on November 08, 2006, was 6.95% and 6.00%, respectively for September 30, 2006 and 2005.

COMMITMENTS AND CONTINGENCIES

The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2007 and 2009. Options to renew for additional terms are included under the lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of September 30, 2006:

                Year ending March 31, 2007                      $ 228,655
                Year ending March 31, 2008                        364,681
                Year ending March 31, 2009                        131,945
                Year ending March 31, 2010                         17,567
                                                                ---------
                Total minimum lease payments                     $742,848
                                                                =========

Certain leases contain provisions for minimum lease payments that are contingent upon increases in real estate taxes. The total lease expenses amounted to $0.15 million for quarter ended September 30 2006 and $0.10 million for quarter ended September 30 2005. The related party leases to Investors Realty, LLC amounted to $0.09 million and $0.06 million, respectively for the quarters ended September 30 2006 and 2005.

The Company had total lease expenses of $0.30 million and $0.20 million for the six months ended September 30, 2006 and 2005, respectively. The related party leases to Investors Realty, LLC amounted to $0.18 million and $0.12 million, respectively for the six months ended September 30 2006 and 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation by our management in which they or persons performing similar functions participated, our principal executive and financial officers have concluded that reasonably effective controls and procedures were in place as of the end of the period covered by this report to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. No changes in our internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ICC is required per the rules and regulations of the SEC and NASD (17A-5) AND (17A-5G) to have adequate controls as a registered broker dealer and investment advisor. These regulating bodies audit ICC on a regular basis and ensure that it is in compliance with the rules for a broker dealer and investment advisor. In ICC's annual financial statements presented to the states we supplementally report on the adequacy of our internal controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

By subpoena dated September 11, 2006 directed to the Chairman and CEO of ICH, the Company became aware that the Massachusetts Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") has opened an investigation under the Massachusetts securities statutes concerning the Company and its CEO. The Company believes that the investigation concerns related transactions between the Company and/or its subsidiaries and a company owned in part by the CEO of ICH. No complaint has been filed or any relief sought by the Division to date. Accordingly, the Company cannot form an opinion as to any likely outcome of the investigation or the materiality thereof to the Company, its business, operations and financial results.

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

ITEMS 1A - 5. Not applicable.

ITEM 6.  EXHIBITS

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


                                        INVESTORS CAPITAL HOLDINGS, LTD.

                                        By:/s/ Timothy B. Murphy
                                           ---------------------
                                        Chief Financial Officer


                                        Date: November 14, 2006