Form 10-Q
period 2006-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2007-02-15
CIK 1001871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

                                 (781) 477-4700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer [ ]    Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

Number of shares outstanding of our only class of common stock as of February 12, 2007: 6,160,470

                                Table of Contents


PART I

--------------------------------------------------------------------------------
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES



PART II

--------------------------------------------------------------------------------
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES
CERTIFICATIONS




--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    Dec 31,     March 31,
                                                      2006          2006
                                                      ----          ----
Assets

Current Assets

Cash and cash equivalents                    $   5,613,958  $  7,718,682
Deposit with clearing organization,
 restricted                                        175,000       175,000
Accounts receivable                              4,144,997     4,163,658
Note receivable-sale of asset (current)              8,702         8,561
Loans receivable from registered
 representatives(current)                          534,298       379,222
Marketable securities, at market value             162,140        73,702
Investments(short term)                            991,658
Prepaid expenses                                   158,739       261,888

                                             -------------- -------------
                                                11,789,492    12,780,713

Property and equipment, net                      1,276,183       772,498

Long Term Investments
Loans receivable from registered
 representatives                                   198,891       223,019
Note Receivable-sale of asset                      747,617       747,617
Equity Investments,at cost                         190,000       190,000
Investments(long term)                           1,163,106       159,150
Cash surrender value life insurance policies       257,041       181,872
                                             -------------- -------------
                                                 2,556,655     1,501,658
Other Assets
Other assets                                        45,972        22,644
Deferred tax asset, net                            955,275       248,314
                                             -------------- -------------
                                                 1,001,247       270,958

TOTAL ASSETS                                 $  16,623,577  $ 15,325,827
                                             ============== =============

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                             $   1,836,554  $  1,210,086
Accrued expenses                                   257,787       648,298
Notes payable                                            -        94,573
Unearned revenues                                1,720,264       104,779
Commissions payable                              2,609,715     2,432,596
Income taxes payable                                63,415       198,026
Securities sold, not yet purchased, at
 market value                                          687        51,386

                                             -------------- -------------
                                                 6,488,422     4,739,744
Long-Term Liabilities

Total Liabilities                                6,488,422     4,739,744
                                             -------------- -------------



Stockholders' Equity:

Common stock, $.01 par value, 10,000,000
 shares authorized; 6,189,238 issued and
 6,185,535 outstanding at December 31, 2006;
 5,794,246 issued and 5,790,361 outstanding
 at March 31, 2006.                                 61,892        57,942
Additional paid-in capital                       9,611,503     8,740,780
Retained earnings                                  464,185     1,797,789
less: Treasury stock, 3,885 shares at cost         (30,135)      (30,135)
Accumulated other comprehensive income              27,710        19,707

                                             -------------- -------------

Total stockholders' equity                      10,135,155    10,586,083

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  16,623,577  $ 15,325,827
                                             ============== =============

--------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

                                               2006            2005
                                          ------------------------------
Revenue:

   Commissions                            $  17,982,588   $  14,944,156
   Advisory Fees                              1,888,576       1,313,676
   Other Fee Income                             402,410         384,766
   Marketing revenue                            427,425         202,639
   Interest, dividend and investment            212,627         159,179

                                          --------------  --------------

Total Revenue                                20,913,626      17,004,416

Commission and Advisory Fee Expenses         16,498,437      13,204,912

                                          --------------  --------------

Gross Profit                                  4,415,189       3,799,504

Operating Expenses:

   Advertising                                  138,302         201,912
   Communications                               123,922         159,127

                                          --------------  --------------

Total Selling Expenses                          262,224         361,039

   Compensation and benefits                  2,203,390       1,537,058
   Regulatory, legal and professional         1,830,647       1,137,663
   Occupancy                                    255,928         168,328
   Other administrative                         286,064         270,890

                                          --------------  --------------

Total Administrative Expenses                 4,576,029       3,113,939

Total Operating Expenses                      4,838,253       3,474,978

                                          --------------  --------------

Operating (Loss) income                        (423,064)        324,526

Other (Expense) and Other Income

   Gain On Sale of Asset                              -          91,313
   Interest Expense                              (4,621)         (8,992)

                                          --------------  --------------

Total Other (Expense) and Other Income           (4,621)         82,321

Net (Loss) Income Before Taxes                 (427,685)        406,847

Benefit (Provision) for Income Taxes            106,756        (205,363)

                                          --------------  --------------

Net(Loss) Income                               (320,929)        201,484

                                          ==============  ==============

Earnings per common share:

Basic earnings per common share                   (0.05)           0.03

Diluted earnings per common share                 (0.05)           0.03

Share data:

Weighted average shares used in basic
 earnings per common share calculations       6,141,964       5,767,801

Incremental shares from assumed exercise
 of stock options                               190,062         134,836

Weighted average shares used in diluted
 earnings per common share calculations       6,332,026       5,902,637

--------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

                                                  2006            2005

Revenue:

   Commissions                               $   50,730,928  $   42,671,689
   Advisory Fees                                  4,901,072       3,769,457
   Other Fee Income                                 598,443         586,644
   Marketing revenue                                956,371         872,173
   Interest, dividend and investment                584,902         467,934

                                             --------------- ---------------

Total Revenue                                    57,771,716      48,367,897

Commission and Advisory Fee Expenses             46,453,981      38,495,624

                                             --------------- ---------------

Gross Profit                                     11,317,735       9,872,273

Operating Expenses:

   Advertising                                      639,727         626,575
   Communications                                   324,323         460,561

                                             --------------- ---------------

                                                    964,050       1,087,136

   Compensation and benefits                      6,629,987       4,656,097
   Regulatory, legal and professional             3,763,689       2,486,521
   Occupancy                                        721,436         492,310
   Other administrative                             774,963         699,730

                                             --------------- ---------------

Total Administrative Expenses                    11,890,075       8,334,658

Total Operating Expenses                         12,854,125       9,421,794
                                             --------------- ---------------

Operating (Loss)Income                           (1,536,390)        450,479

Other (Expense) and Other Income :
   Gain On Sale of Asset                                             91,313
   Interest Expense                                 (20,223)        (27,843)

                                             --------------- ---------------

Total Other (Expense) and Other Income              (20,223)         63,470


Net (Loss) Income Before Taxes                   (1,556,613)        513,949



Benefit (Provision) for Income Taxes                468,227        (248,076)

                                             --------------- ---------------

Net(Loss) income                             $   (1,088,386) $      265,873

                                             =============== ===============

Earnings per common share:

Basic Earnings per common share              $        (0.18) $         0.05

Diluted Earnings Per Share                   $        (0.18) $         0.04

Share data:

Weighted average shares used in basic
 earnings per common share calculations           5,907,169       5,759,003

Incremental shares from assumed exercise of
 stock options                                      166,256         156,851

Weighted average shares used in diluted
 earnings per common share calculations           6,073,425       5,915,854

--------------------------------------------------------------------------------

           See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

                               Common    Amount  Additional  Comprehensive   Retained   Treasury   Accumulated
                               Stock               Paid-In      Income       Earnings     Stock       Other
                               Shares              Capital                  (Deficit)             Comprehensive    Total
                                                                                                  Income (Loss)
                             -----------------------------------------------------------------------------------------------

Balance at April 01, 2005    5,757,348  $57,573  $8,691,566             -  $ 1,463,779  $(30,135)            -  $10,182,783
                             ===============================================================================================

Stock based compensation        35,398      354      37,330                                                          37,684

Comprehensive income:
  Net income                                                      265,873      265,873
Other Comprehensive Income:
  Unrealized gain on
   securities:
    Unrealized holding gains
     arising during period
     no tax effect                                                  6,986
                                                             -------------

no reclassification
 adjustment required                                                    -
                                                             -------------                        -------------

                                                             -------------
Other Comprehensive Income                                          6,986                                6,986
                                                             -------------                        -------------

                                                             -------------
  Comprehensive Income                                            272,859                                           272,859
                                                             =============

  Dividend payment to
   shareholders                                                               (115,628)                            (115,628)

                                                             -------------                        -------------
Balance at December 31, 2005 5,792,746  $57,927  $8,728,896             -  $ 1,614,024  $(30,135)        6,986  $10,377,698
                             ===============================================================================================

Balance at April 01, 2006    5,794,246  $57,942  $8,740,780             -  $ 1,797,789  $(30,135) $     19,707  $10,586,083
                                                                                                                ============

Stock based compensation       394,992    3,950     870,723                                                         874,673

Comprehensive income:
  Net loss                                                     (1,088,386)  (1,088,386)

Other Comprehensive Income:
  Unrealized gain on
   securities:
    Unrealized holding gains
     arising during period
     no tax effect                                                  8,003

No reclassification
 adjustment required                                                    -
                                                             -------------

                                                                                                  -------------
Other Comprehensive Income                                          8,003                                8,003
                                                             =============                        -------------

                                                             -------------
  Comprehensive Income                                         (1,080,383)                                       (1,080,383)
                                                             =============

  Dividend payment to
   shareholders                                                               (245,218)                            (245,218)

                             -----------------------------------------------------------------------------------------------
Balance at December 31, 2006 6,189,238  $61,892  $9,611,503             -  $   464,185  $(30,135) $     27,710  $10,135,155
                             ===============================================================================================


--------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)


                                                       2006         2005
                                                       ----         ----

Cash flows from operating activities:

Net (loss) income                                  $(1,088,386)      265,873
Adjustments to reconcile net (loss) income to net
 cash provided by used in operating activities:
  Depreciation and amortization                        206,456       157,473
  Change in deferred taxes                            (706,961)       20,021
  Stock Based Compensation                             707,080        21,830
  Cash surrender value life insurance policy           (75,169)      (71,396)
  Stock option compensation                             96,100        11,614
  Change in marketable securities                     (139,137)      (71,052)
  Loss on investment                                    (3,311)        3,373
  (Increase) in accounts receivable-asset held
   for sale                                                  0      (397,903)
  Change in operating assets and liabilities:
    Decrease(increase) in accounts receivable           18,661      (579,001)
    Decrease(increase) in prepaid expenses and
     other assets                                       79,821      (131,181)
    (Decrease) increase in income taxes and
     payable                                          (134,611)        6,801
    Increase in accounts payable                       626,468       454,921
    Decrease in accrued expenses                      (390,511)     (447,478)
    Increase in commissions payable                    177,119       324,399
    Increase in unearned revenues                    1,615,485     1,696,354
                                                  ------------- -------------

       Net cash provided by operating activities       989,104     1,264,648
                                                  ============= =============

Cash flows from investing activities:

Purchases of property and equipment                   (710,141)     (302,708)
Investments                                                  -      (150,000)
Changes in Note Receivable                                (140)            -
Loans receivable from registered representatives      (130,948)     (355,612)
Investments in US Treasury Notes, Bills; etc.       (1,984,300)            -
                                                  ------------- -------------

       Net cash used in investing activities        (2,825,529)     (808,320)
                                                  ============= =============

--------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (CONTINUED)


                                           Nine Months Ended December 31,
                                                2006            2005
                                                ----            ----

Cash flows from financing activities:

Payment of Note Payable                    $      (94,573) $      (9,433)
Payment of dividends                             (245,218)      (115,629)
Exercise of stock options                          71,492          4,240
                                           --------------- --------------

       Net cash used in financing
        activities                               (218,299)      (120,822)
                                           --------------- --------------

Net Decrease in cash and cash equivalents      (2,104,724)       335,506

Cash and cash equivalents, beginning of
 period                                         7,718,682      8,618,261
                                           --------------- --------------

Cash and cash equivalents, end of period   $    5,613,958  $   8,953,767
                                           =============== ==============


Supplemental disclosures of cash flow
 information:

Interest paid                              $       17,715  $      27,843
Income taxes paid                          $      373,825  $     217,256

Non-Cash Financing Transactions
Financing Sale Accounts Receivable         $            -  $     747,617

--------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements.

                INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:

Incorporated in July 1995, Investors Capital Holdings, Ltd. ("ICH") is a holding company whose subsidiaries assist a nationwide network of independent registered representatives ("Representatives") in providing a diversified line of financial services to the public including securities brokerage, investment advice, asset management, financial planning and insurance. Our subsidiaries include the following:

     o Investors Capital Corporation ("ICC") provides broker-dealer services and investment advisory/asset management services, the latter as a registered investment advisor doing business as Investors Capital Advisors ("ICA"). As a registered broker-dealer in all 50 states, ICC provides services in support of the purchase and sale by Representatives' customers of corporate, U.S. Government and municipal securities and mutual funds, variable annuities and variable life insurance, including market information, an internet-based on-line trading and portfolio tracking platform and records management. In its increasingly competitive business environment, ICC has sought to distinguish itself from competitors by not only competing on price but by striving to consistently provide superior service and support to its customer.

     o Eastern Point Advisors, Inc. ("EPA") in the past was the primary provider of investment advisory/asset management services now being rendered by ICA. In addition, until October 2005 EPA served as advisor to two mutual funds.

     o ICC Insurance Agency, Inc. was established primarily because, in certain states, a separately licensed insurance entity is required in order for ICC broker-dealer representatives to sell life insurance and annuity products to their clients. Accordingly, the Company established ICC Insurance Agency, Inc., a wholly-owned subsidiary of ICH that is duly licensed for such purposes in all states in which such licensing is required. One hundred percent of all revenue realized by this entity flow through as revenue to ICC.

     o Investors Capital Holdings Securities Corporation ("ICH Securities") holds cash, cash equivalents, interest income and dividend income for ICH.

BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. Operating results for the three-month and nine-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's Form 10-K for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission.

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

SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

Company revenue recognition policies are summarized below.

Mutual Funds/Variable Annuities. Mutual Funds/Variable Annuity revenue is recognized upon receipt of commissions related to each sale, which is generally the date of settlement. The earnings process is substantially complete at the point that the fund company distributes payment to the Company.

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

The Company ceased providing advisory services to mutual funds effective October 18, 2005. Prior thereto, advisory fees relating to the management of mutual funds were based on average daily net fund assets as specified in the Company's advisory agreement and disclosed in the funds' prospectuses. These fees were recognized monthly based on the fund Trustee's administrative fee report detailing the amounts that were earned for the month. The Company elected to waive certain of these fees to allow for one of the funds to maintain its cap on administrative expenses. Per agreement with the trustee of the funds, the waived fees were subject to a three-year recovery period, at the end of which any uncollected fees were permanently waived and, consequently, charged against earnings. The Company's successor, as fund advisor, has agreed to pay to the Company all such waived amounts over time with interest.

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

Accounts Receivable - Allowance for Doubtful Accounts

Our policies for determining whether a receivable is considered uncollectible are as follows:

Loans to Representatives. The Company performs periodic credit evaluations and provide allowance based on our assessment of specifically identified unsecured receivables and other factors, including the Representative's payment history. Once it is determined that it is both probable that a loan has been impaired and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified and written off.

Waived Advisory Fees from Mutual Funds. Effective October 18, 2005, the Company no longer provides advisory services to mutual funds. Prior thereto, as disclosed in the respective mutual funds' prospectuses, the Company attempted to recoup waived advisory service fees within a three-year period. See "Note 1 - Significant Accounting Policies - Revenue Recognition - Advisory Fees," above, for an explanation of such fee waivers. If management believed that the likelihood of collecting a waived receivable within the three-year period was doubtful, the Company provided for an allowance. Determinations whether to write off such fees were made annually. By agreement, the Company is entitled to payment of all uncollected waived advisory fees by its successor as fund advisor.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance". This EITF discusses whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 and whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. The Task Force reached a tentative conclusion that EITF 06-5 should be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of EITF 06-5 on its consolidated financial statements.

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

The Company accounts for inter-segment services and transfers as if the services or transfers were to third parties, that is, at current market prices. The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business requires distinct marketing strategies and varied technological and operational support.

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

EPA had provided money  management  services to a variety of investors (See Part
1. Item 1 of March 31, 2006 10-K "Investment Advisory Services") and, until October 18, 2005, provided asset management and portfolio design services to two mutual funds. ICA's primary mission is to offer clients investment advisory and asset management procedures grounded on sound investment principles of asset allocation, performance monitoring, and portfolio rebalancing.

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


                                                          December 31,
                                                       2006          2005
                                                   ------------- -------------

     Inter-company eliminations                    $  1,289,604  $  2,521,036
     Classification items (stand alone)                          $   (219,565)
     Deferred income taxes                               25,071        64,962
     Income Taxes                                       177,025       (94,089)
                                                   ------------- -------------

     Total Corporate items and eliminations        $  1,491,700  $  2,272,344
                                                   ============= =============

Segment reporting is as follows:

                                                Quarter Ended December 31,
                                                    2006           2005
                                               -------------- --------------
Non-interest revenues:
ICC brokerage services                         $  18,753,502  $  15,484,657
EPA, ICA asset management services.                1,948,396      1,365,579
ICH investments (loss)                                     -         (6,998)
                                               -------------- --------------

         Total                                 $  20,701,898  $  16,843,238
                                               ============== ==============

Revenues from transaction with other operating
 segments:
ICC brokerage services                               458,892  $     (41,411)
EPA, ICA asset management services.                        -         35,843
                                               -------------- --------------

         Total                                 $     458,892  $      (5,568)
                                               ============== ==============

Interest and dividend income,net:
ICC brokerage services                         $     157,828  $     113,521
EPA, ICA asset management services.                   13,354          8,851
ICH                                                    3,139            225
ICH Securities                                        37,407         38,581
                                               -------------- --------------

        Total                                  $     211,728  $     161,178
                                               ============== ==============

Depreciation and amortization expenses:
ICC brokerage services                         $      70,717  $      52,282
EPA, ICA asset management services.                      691          1,095
                                               -------------- --------------

        Total                                  $      71,408  $      53,377
                                               ============== ==============

Income tax (provision) benefit:
ICC brokerage services                         $     238,624  $    (287,050)
EPA, ICA asset management services.                 (127,473)       (86,027)
ICH                                                   (4,395)       167,714
                                               -------------- --------------

        Total                                  $     106,756  $    (205,363)
                                               ============== ==============

Income (loss) :
ICC brokerage services                         $    (627,043) $     281,592
EPA, ICA asset management services.                  272,770         84,390
ICH                                                   (4,063)      (203,059)
ICH Securities                                        37,407         38,561
                                               -------------- --------------

        Total                                  $    (320,929) $     201,484
                                               ============== ==============

Period end total assets:
ICC brokerage services                         $  12,738,283  $  11,721,616
EPA, ICA asset management services.                1,382,027      1,050,666
ICH                                                2,062,933        664,532
ICH Securities                                     1,932,034      4,867,041
Corporate items and eliminations                  (1,491,700)    (2,272,344)
                                               -------------- --------------

        Total                                  $  16,623,577  $  16,031,511
                                               ============== ==============

                                               Nine Months Ended December 31,
                                                    2006            2005
                                               --------------- --------------
Non-interest revenues:
ICC brokerage services                         $   52,191,975  $  44,147,259
EPA, ICA asset management services.                 5,004,175      3,912,215
ICH investments (loss)                                      -         (4,135)
                                               --------------- --------------

         Total                                 $   57,196,150  $  48,055,339
                                               =============== ==============

Revenues from transaction with other operating
 segments:
ICC brokerage services                         $    1,968,267  $     727,917
EPA, ICA asset management services.                         -        121,324
                                               --------------- --------------

         Total                                 $    1,968,267  $     849,241
                                               =============== ==============

Interest and dividend income, net:
ICC brokerage services                         $      429,813  $     284,882
EPA, ICA asset management services.                    45,878          9,381
ICH                                                     3,594          9,377
ICH Securities                                         96,281        113,428
                                               --------------- --------------

        Total                                  $      575,566  $     417,068
                                               =============== ==============

Depreciation and amortization expenses:
ICC brokerage services                         $      204,386  $     151,259
EPA, ICA asset management services.                     2,070          6,214
                                               --------------- --------------

        Total                                  $      206,456  $     157,473
                                               =============== ==============

Income tax (provision) benefit:
ICC brokerage services                         $      856,619  $    (152,009)
EPA, ICA asset management services.                  (364,680)      (214,510)
ICH                                                   (23,712)       118,443
                                               --------------- --------------

        Total                                  $      468,227  $    (248,076)
                                               =============== ==============

Income (loss) :
ICC brokerage services                         $   (1,804,345) $     162,905
EPA, ICA asset management services.                   661,756        229,886
ICH                                                   (42,058)      (240,315)
ICH Securities                                         96,261        113,397
                                               --------------- --------------

        Total                                  $   (1,088,386) $     265,873
                                               =============== ==============

Period end total assets:
ICC brokerage services                         $   12,738,283  $  11,721,616
EPA, ICA asset management services.                 1,382,027      1,050,666
ICH                                                 2,062,933        664,532
ICH Securities                                      1,932,034      4,867,041
Corporate items and eliminations                   (1,491,700)    (2,272,344)
                                               --------------- --------------

        Total                                  $   16,623,577  $  16,031,511
                                               =============== ==============

NOTE 3. LITIGATION

The Company typically is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business.

An administrative proceeding and investigation pending before the Securities Division of the Secretary of the Commonwealth of Massachusetts (the "Massachusetts Proceedings") was settled on December 19, 2006. Reference is made to the following reports filed with the SEC by the Company for descriptions of said matters and the terms of settlement, to wit: (i) Report on Form 10-Q/A (Amendment No. 1) for the quarter ended December 31, 2005 in Part II, Item 1 "Legal Proceedings"; (ii) Report on Form 10-K for the fiscal year ended March 31, 2006 in Footnote 15 "Litigation" to the Company's financial statements; and
(iii) Report on Form 8-K filed December 22, 2006.

At December 31, 2006, the Company was the defendant or co-defendant in various legal proceedings other than the Massachusetts Proceedings. Management believes, based on currently available information, that the results of said additional proceedings, in the aggregate, will not have a material adverse effect on the firm's financial condition. The Company maintains Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with certain lawsuits and arbitrations and, as a result, in the majority of cases the Company's exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies", the Company had accrued expenses of approximately $1.30 million for the quarter ended December 31, 2006 related to legal fees and estimated probable settlement costs relating to the Company's defense in various lawsuits including the Massachusetts Proceedings.

NOTE 4.  STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share-Based Payment on April 1, 2006. The adoption of this statement did not have a material impact on the Company's consolidated financial statements given that the Company adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002 using the modified prospective application transition method within the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". A summary of the status of the Company's employee and director fixed stock options as of December 31, 2006 and December 31, 2005 follows:

       Employee                                                    2006                              2005
                                                      -----------------------------     ----------------------------
       Fixed Options                                               Weighted-Average                  Weighted-Average
                                                         Shares    Exercise Price          Shares    Exercise Price

       Outstanding at beginning of year                    153,332      $1.02                198,934     $2.46

       Granted                                                   -                                 -
       Forfeited                                                 -      $0.00                (40,256)    $8.00
       Exercised                                                 -                                 -
       Reclassified(non-employee)                                -      $0.00                 (5,346)    $1.91
                                                      --------------------------------------------------------------

       Outstanding at period ended                         153,332      $1.02                153,332     $1.02

       Options exercisable at period ended                 152,666                           152,666

The fair value of options granted to employees in 2006 and 2005 is estimated as of the dates of grant using the Black-Scholes option-pricing model and the following assumptions:
                                               2006                     2005
                                               ----                     ----

       Dividend                               0.19%                    0.17%
       Volatility                            47.00%                   32.00%
       Risk-free interest rate                4.85%                    4.39%
       Expected Life in years                 1.00                     1.75


The following table summarizes information about employee and director fixed stock options outstanding as of December 31, 2006:

               Options Outstanding                                                Options Exercisable
  -----------------------------------------    ---------------------------------------------------------------------------------

                                                  Weighted-Average
         Range Of              Number                 Remaining                              Number         Weighted-Average
      Exercise Prices       Outstanding           Contractual Life      Exercise Price     Exercisable       Exercise Price


           $1.00                150,000.00       No Stated Maturity          $1.00            150,000.00         $1.00

           $1.91                  3,332.00              1.00                 $1.91              2,666.00         $1.91

                                153,332.00             1.00(1)               $1.02            152,666.00         $1.02

(1) Includes only stock options with a stated maturity.

Stock Option Grants

The Company had granted options prior to the adoption of SFAS 123(R) and had previously reported in a footnote disclosure the proforma effect as if we had reported an expense under the guidelines of SFAS No. 123. There was $0.00 expense reported as a proforma for quarter ended December 31, 2005.

In adopting the SFAS No. 123(R) there was no expense to be reported for the fiscal quarter ended December 31, 2006.

Restricted Stock Grants

Under the Company's 2005 Equity Incentive Plan (the "2005 Plan"), the Company is authorized to award options to purchase common stock, and shares of common stock, to employees, independent representatives and others who have contributed to or are expected to contribute to the Company, its businesses and prospects. Under the 2005 Plan, stock options and restricted stock customarily are granted by the Company in connection with initial employment or under various retention plans. The Company has not granted any options under the 2005 Plan and has no current plans to do so. Restricted shares of stock granted under the 2005 Plan typically vest over a three year period, and unvested shares are forfeitable in the event of termination of the grantee's relationship with the Company, other than for death or disability. The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. The following activity under the 2005 Plan occurred during the nine months ended December 31, 2006:

                                                         Weighted
                                                         Average
                                                        Grant Date
                                                        Fair Value
                                           Shares           ($)
                                       ---------------------------
                       Non-vested at
                       4/1/2006             26,785        $ 3.08

                       Granted             368,859          3.85
                       Vested             (194,638)         3.64
                       Canceled             (4,689)         3.32
                                       ---------------------------
                       Non-vested at
                       12/31/2006           196,317       $ 3.96


The Company's net loss for the three months ended December 31, 2006 includes $30,797 of compensation costs related to restricted stock grants to employees, and $14,139 for restricted stock grants to independent representatives, under the 2005 Plan. The Company's net income for the three months ended December 31, 2005 reflects $21,830 of compensation for grants to independent Representatives related to this plan.

For the nine months ended December 31, 2006 the compensation costs related to the 2005 Plan includes $618,790 for stock grants to employees and $88,261 for stock grants to directors, consultants and independent representatives. There was $21,830 of compensation for grants to independent Representatives associated with this plan for the nine months ended December 31, 2005.

As of December 31, 2006, there was $777,369 of unrecognized compensation cost related to grants under the 2005 Plan. These costs are expected to be recognized over a weighted average period of approximately 4.01 years. The total fair value of shares vested under this plan during the nine months ended December 31, 2006 was $708,482.

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

Under the terms of the Transition Agreement and an associated promissory note, the receivable owed by the Funds to the Company was assigned to DGA and DGA agreed to pay the Company an amount equal to the total of all fees that the Company had waived or remitted to a fund in the Trust through October 18, 2005. In addition, DGA has agreed to pay the Company 10 basis points on the assets raised by the Company's Broker Dealer, ICC at the effective time of transition, October 18, 2005, subject to "market to market" adjustments. These fees are to be paid to the Company on a quarterly basis. Although these payments are part of the agreement between DGA and the Trust, they are not part of the terms of the note and are deemed totally separate.

The note provides for a principle amount of $747,617 quarterly payments of interest accruing thereon at a 5.5% annual rate, and a full payment on or before October 31, 2010. Prepayments are permitted without penalty.

NOTE 6 - CERTAIN RELATED PARTY TRANSACTIONS

The Company typically engages in transactions with a related party, IMS Insurance Agency, Inc. ("IMS Insurance"), in connection with the promotion and servicing of fixed insurance products produced by the Company's independent Representatives. Payments made by the Company to IMS Insurance, when combined with payments received by the Company from IMS Insurance, totaled $0.00 and $29,989 respectively, for the quarters ended December 31, 2006 and 2005, and $4,942 and $102,741, respectively, for the nine month periods ended December 31, 2006 and 2005. Reference is made to the Company's Report on Form 8-K filed December 22, 2006 for a more complete description of these transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis reviews our consolidated financial condition as of December 31, 2006 and March 31, 2006, the consolidated results of operations for the three and nine months ended December 31, 2006 and 2005 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management's Discussion and Analysis
(i) the "current period" means the fiscal quarter or nine-month period ended December 31, 2006, (ii) the "prior period" means the fiscal quarter or nine-month period ended December 31, 2005, (iii) an increase and decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

OVERVIEW

We are a financial services holding company that, through our subsidiaries, provides brokerage, investment advisory, asset management, financial planning, insurance and related services. We operate in a highly regulated, litigious and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by any one or more external factors.

OUR BUSINESS

The  Company  operates  primarily  through  its  subsidiary,   ICC/ICA,  in  the
broker-dealer and investment advisory services segments of the financial services industry.

Broker-Dealer Services

The Company provides broker-dealer services in support of trading and investment by its Representatives' customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities and variable life insurance, including provision of market information, internet trading, portfolio tracking facilities and records management.

Investment Advisory Services

The Company provides investment advisory services, including asset allocation and portfolio rebalancing, for its Representative's customers. In the past, investment advisory services were performed by both ICC and EPA. To avoid the duplication of effort involved in supporting two advisory services entities, the Company has consolidated its investment advisor services in ICC d/b/a ICA.

Recruitment and Support of Representatives

A key component of our business strategy is to recruit more established and productive Representatives who increasingly generate revenues in higher margin services and products. Additionally we assist our existing sales force to further develop and expand their business by offering both a wide variety of support services and a diversified range of investment products to their clients. The Company focuses on providing substantial added value to our Representatives that enables them to be more productive, particularly in high margin lines such as advisory services and trading/brokerage.

Support provided to assist Representatives in pursuing consistent and profitable sales growth takes many forms, including: hi-tech trading systems, targeted financial assistance and a network of communication links with investment product companies such as regional and national conventions that provide forums for interaction to improve product knowledge, sales and client satisfaction. A newly formed business development unit will focus on providing Representatives with programs and tools to grow their businesses both through new client acquisitions and the advancement of their existing client relationships. These programs are also designed to enhance our ability to attract and retain new, productive Representatives.

OUR PROCESS

Check and Application

The  majority of  transactions  are  conducted  through a check and  application process whereby a check and an investment company's particular product application is delivered to us for processing. This includes principal review and submission to the investment company or clearing firm. Investments in technology have allowed the firm to move from a process that was previously paper intensive to a process that is virtually paper free. This has shortened the transaction cycle, reduced errors and created greater efficiencies. The firm continues its investment in technologies that will provide more efficient processes resulting in improved productivity.

Online Trading

Registered Representatives can efficiently submit a wide range of security investments online through the use of our remote electronic entry trading platform.

Bond Trading

The Company's fixed-income trading desk uses a network of regional and primary dealers to execute trades across all fixed-income asset classes. The desk also utilizes several dealer-only electronic services that allow the desk to offer inventory and to execute trades. Our fixed income traders work with our representatives to develop portfolios for clients. This area has seen growth as interest rates have risen and more investors have become interested in retirement income.

Asset Allocation

Asset Allocation services are made available through ICA, the Company's registered investment advisor subsidiary. Our services include the design, selection and rebalancing of investments on behalf of our advisors clients in addition to providing the tools, services and guidance that enable our advisors to provide these investment services directly to their clients. These services, for the most part, are conducted through our online trading platform. Other allocation services are performed directly by the fund company.

KEY INDICATORS OF FINANCIAL PERFORMANCE

Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include statistics for quality Representatives, top line commission and advisory services revenues, gross margins, operating expenses, legal costs, earnings per share, and average revenue per Representative.

Three Months Ended December 31, 2006 Compared with Three Months Ended December 31, 2005:
--------------------------------------------------------------------------------

RECRUITING

The Company experienced a 150% increase in the number of Representatives recruited compared to the prior period.


Recruiting Statistics              Quarter Ended
                                    December 31
                            ---------------------------     Change      Percent Change
                                2006          2005       2006 vs. 2005  2006 vs. 2005
                            -------------  ------------  -------------  --------------

Representatives Recruited        20             8             12            150.0%
-------------------------

RESULTS OF
OPERATIONS

                                                                            Percent of Revenue
                                            Quarter Ended December 31,  Quarter Ended December 31,
                                            --------------------------- --------------------------   Percent
                                                                                                      Change
                                                2006          2005          2006         2005      2006 vs. 2005
                                            ------------- ------------- ------------- ------------ -------------

Revenues:

  Commission                                $ 17,982,588  $ 14,944,156      85.99%       87.88%         20.3%
  Advisory                                     1,888,576     1,313,676       9.03%        7.73%         43.8%
  Other fee income                               402,410       384,766       1.92%        2.26%          4.6%
  Marketing revenue                              427,425       202,639       2.04%        1.19%         110.9%
  Other income                                   212,627       159,179       1.02%        0.94%         33.6%

        Total Revenue                         20,913,626    17,004,416      100.00%      100.00%        23.0%
                                            ============= =============

Commission and advisory expenses              16,498,437    13,204,912      78.89%       77.66%         24.9%

     Gross Profit                              4,415,189     3,799,504      21.11%       22.34%         16.2%

Operating Expenses:

  Advertising                                    138,302       201,912       0.66%        1.19%        -31.5%
  Communications                                 123,922       159,127       0.59%        0.94%        -22.1%
                                            ------------- -------------

     Total Selling Expenses                      262,224       361,039       1.25%        2.12%        -27.4%

  Compensation and benefits                    2,203,390     1,537,058      10.54%        9.04%         43.4%
  Regulatory, legal and professional           1,830,647     1,137,663       8.75%        6.69%         60.9%
  Occupancy                                      255,928       168,328       1.22%        0.99%         52.0%
  Other administrative expenses                  286,064       270,890       1.37%        1.59%          5.6%
                                            ------------- -------------

     Total Administrative Expenses             4,576,029     3,113,939      21.88%       18.31%         47.0%

        Total Operating Expenses               4,838,253     3,474,978      23.13%       20.44%         39.2%
                                            ============= =============

Operating Loss                                  (423,064)      324,526      -2.02%        1.91%        -230.4%

Other (Expense) and Other Income :
  Gain on Sale Of Asset                                -        91,313        N/A          NA            NA
  Interest expense                                (4,621)       (8,992)     -0.02%       -0.05%        -48.6%

                                            ------------- -------------
Total Other (Expense) Other Income:               (4,621)       82,321      -0.02%        0.48%        -105.6%

(Loss) income before taxes                      (427,685)      406,847      -2.05%        2.39%        -205.1%

Benefit (Provision) for income taxes             106,756      (205,363)      0.51%       -1.21%        -152.0%
                                            ------------- -------------
Net Loss                                    $   (320,929) $    201,484      -1.53%        1.18%        -259.3%
                                            ============= =============

REVENUES

Revenues rose $3.91 million, or 23.0%, to $20.91 million as we continue our efforts to increase top line revenues in commissions and advisory services. Leading this performance was a $3.04 million or 20.3% increase in commissions and a $0.57 million or 43.8% increase in advisory services revenue between the comparative periods. The continued trend demonstrated with this period's revenue growth from mutual funds, variable annuities and direct participation programs relative to trading services is consistent with management's plan to diversify their source of revenue within their brokerage business. Much like a diversified client portfolio, management believes a diversified revenue stream provides a degree of protection from market risk.

Average revenue per Representative increased by 25.8%, reflecting management's emphasis on quality over quantity as we remain committed to our business model of recruiting established and successful Representatives. We look forward to a continuation of this trend as we maintain our efforts to increase the productivity of our existing sales force and further focus our recruiting efforts on Representatives who are already successful but seek a higher level of service than they experience from their existing brokerage firm.


                                Quarter Ended     Quarter Ended
                              December 31, 2006 December 31, 2005 Incease/decrease Percentage Increase/decrease
                              ----------------- ----------------- ---------------- ----------------------------
Revenue:
   Commission                 $     17,982,588  $     14,944,156
   Advisory                          1,888,576         1,313,676
   Other fee income                    402,410           384,766
                              ----------------- -----------------
                              $     20,273,574  $     16,642,598  $     3,630,976             21.8%


Number of Representatives                  705               728              -23             -3.2%

Average Revenue Per Rep       $         28,757  $         22,861  $      5,896.13             25.8%


Commissions

Commissions from variable annuities increased $1.09 million, or 35.8% of an overall $3.04 million increase in commission revenue compared to the prior period. Commissions from direct participation programs, which predominantly include REIT's (Real Estate Investment Trusts) and oil and gas programs, increased by $1.70 million or 55.9%.


                                     Quarter Ended                                 Percentage         Percentage
                                       December 31,          Increase/decrease      of Total       Increase/decrease
                                   2006           2005         2006 vs. 2005    Increase/decrease    2006 vs. 2005
                               -------------------------------------------------------------------------------------

Commission Revenue:
-------------------
  Variable Annuities           $  6,333,123   $  5,244,835   $      1,088,288         35.8%              20.7%
  Trading (brokerage)(1)          5,367,976      4,740,136            627,840         20.7%              13.2%
  Mutual Funds                    2,618,721      2,826,759           (208,038)        -6.8%              -7.4%
  Direct Participation Programs   3,584,515      1,884,861          1,699,654         55.9%              90.2%
  Other                              78,253        247,565           (169,312)        -5.6%             -68.4%
                               -------------------------------------------------------------------------------------

Total Commission Revenue       $ 17,982,588   $ 14,944,156   $      3,038,432        100.0%              20.3%
                               =====================================================================================

1. Revenue designated as Trading (brokerage) includes revenue from mutual funds sold through our trading platform.

Commissions from variable annuities continue to comprise the largest component of commission revenue. Commissions in direct participation programs grew primarily as a result of increased sales volume in the oil and gas programs. The Company's commission revenue from mutual funds decreased marginally for the current period. Although mutual fund commissions decreased slightly this current period, it continued to constitute the fourth largest component of commission revenue.

Over recent periods, trading revenue generally has maintained its share of the revenue. Supporting this historical trend is our recruitment and retention of Representatives who conduct transactional business as well as utilization of our clearing firm's trading platform to enable us to conduct more brokerage business in an efficient fashion. The recent trend of higher growth in fee-based advisory services compared to commission-based services reflects concerted efforts by management to grow revenues in the higher margin advisory services area.

Advisory Fees. Advisory services typically provide significantly higher margins than traditional non-trading broker-dealer products such as variable annuities and mutual funds. See " - Gross Margins". Accordingly, we have been encouraging our Representatives to transition more of their non-trading business to advisory services. Although we do not dictate the nature or extent of advisory services our Representatives provide for their clients, we continue to make concerted efforts to attract them to our proprietary advisory services programs through education, seminars, trade shows and direct telemarketing.

Fees from our Rep-directed asset-management A-MAP Program, where asset allocation and other investment advisory services are provided directly by our independent Representatives, continue to be the leading source of revenue in this category. Revenues from this program, which have been contributing an increasing proportion of advisory services revenue, grew by $0.53 million or 74.2% to $1.25 million compared to $0.72 million for the prior period. Supported by our Net Exchange Pro and Pershing direct on-line mainframe trading platforms, this program is popular with our Representatives because of the opportunities it provides to deliver to their clients superior asset management services at a potentially lower cost, and the potential for increased overall investment performance. Resulting transactional cost savings have been passed on to our Representatives' clients in the form of lower fees for improved service.

Revenues  from  our  Rep-directed  asset  managed  program,   A-MAP,  have  been
contributing to an increasing proportion of our overall advisory services revenue growth. Our current success in promoting our A-MAP advisory services program is due in large part to providing an enhanced online platform to our Representatives that enables them to perform their asset allocation services in a more cost effective manner. Resulting transactional cost savings have been passed on to our Representatives' clients in the form of lower fees for improved service.

Other Fee Income. Other fee income, primarily comprised of licensing and financial planning fees, remained relatively level for the comparative quarters.

Marketing Revenue.  Net marketing revenues increased by $0.22 million or 110.9%.

Other Income. Other income, consisting primarily of interest and dividends and gains/losses on investments, increased by $0.05 million. The majority of the increase came from interest earned on account balances due to an increase in the average daily balance in our trading accounts.

GROSS MARGINS

                                                              Gross Margin Retention  Percent of Gross Margin
                                           Gross Margin            Quarter Ended           Quarter Ended       Gross Margin
                                       Quarter Ended Dec 31,         Dec, 31,                 Dec 31,         Percent Change
                                      ----------------------- ----------------------- ----------------------- --------------
                                         2006        2005       2006         2005        2006        2005     2006 vs. 2005
                                      ----------- ----------- ----------  ----------- ----------- ----------- --------------

Commission - (Check and Application ) $1,629,726  $1,264,551    13.0%        12.5%       36.9%       33.3%        28.9%


Commission - Trading                   1,307,618   1,372,402    24.4%        29.0%       29.6%       36.1%        -4.7%

Commission - Insurance Products           59,798      31,157    97.3%        73.5%       1.4%        0.8%         91.9%

Commission - Underwriting                  1,679       2,900    10.0%        10.0%       0.0%        0.1%         -42.1%

Advisory Services A-MAP (rep direct)     367,618     111,266    31.9%        29.4%       8.2%        2.9%         230.4%

Advisory Services Other                  103,777     352,041     n/a         n/a         2.4%        9.3%         -70.5%

Licensing                                328,951     326,052    100.0%      100.0%       7.5%        8.6%          0.9%

Marketing                                427,425     202,639     n/a         n/a         9.7%        5.3%         110.9%

Other income                             188,597     136,496     n/a         n/a         4.3%        3.6%         38.2%
                                      ----------- -----------

Total Gross Margin                    $4,415,189  $3,799,504    21.1%        22.3%      100.0%      100.0%        16.2%
                                      =========== ===========

Gross margin rose by $0.62 million or 16.2% to $4.42 million for the current period primarily due to a $0.37 million or 28.9% increase in gross margin derived from our check and application programs. Also contributing to this rise was a $0.22 million increase from our marketing support programs and $0.05 million from other income. Offsetting these increases was a $0.06 million decease in gross margins from trading services.

Mutual Funds, Variable Annuities, Etc.

The increase in gross margin from our check and application business came directly from an increase in sales volume of our variable annuity and direct participation components. As a result of a $2.79 million increase in sales from these product types, we achieved an increase of $0.36 million in our profit margin in comparing the current period to the prior period. Please refer to the commission revenue chart above for the comparative quarters.

Profit margins from mutual fund sales, variable annuity sales, direct participation programs and other check and application distribution programs generated $1.63 million or nearly 37% of the total gross margin compared to $1.26 million or 33.3% during the prior period. As presented in the previous gross margin table, margin from our check and application distribution programs comprised the greatest portion of our overall profit margin and profit margin from trading was the next leading component in our principal categories. Our investments in technology have allowed us to process this additional volume without adding a commensurate level of staff.

Advisory Services

The Company's continued emphasis on A-MAP, our Rep-directed asset managed program, is clearly reflected in our gross margin table as gross margin from this program increased by $0.26 million or 230.4%. This gross margin improvement resulted directly from growth in assets under management in the program due to lower fees, improved services and increased awareness of this program.

Management's primary focus in the advisory services program has been to increase client assets under management in the belief that it will generate an increase in the overall profit margin in advisory services even though the percentage retention rate may decrease as a result of lower fees. Although our retention rate from advisory services decreased compared to the prior period, it continues to exceed the rates generated by most of the other products and services we and our Representatives provide. (See -"Gross Margin Table", above). Management's emphasis on delivering our A-MAP Program is reflected in the gross margin table with a concomitant $0.25 million, or 70.5%, decrease in gross margin in Other Advisory Services including the older wrap fee programs.

Trading Services

Trading Services profit margin decreased slightly, despite increases in trading revenues, due primarily to an increasing portion of sales being generated by top producing Representatives who are entitled to receive a higher than average percentage of earned commissions ("payouts"). As a result, the portion of commissions retained by the Company (our "retention rate") dropped from 29.0% to 24.4%. During the current period we retained $1.31 million on $5.37 million in sales compared to $1.39 million on $4.74 million in sales during the prior period.

Partially offsetting the increase in payout, the Company experienced a combined increase of $0.1 million in the margin from our fees on account balances. As a percentage of Brokerage Revenue Clearing fees went down due to a larger percentage of trades being conducted on less costly exchanges.

Despite a decrease on a comparative basis from 29.0% to 24.4%, the percentage retention rate generated by trading services and advisory services continue to exceed those generated by our check and application business respecting mutual funds and variable annuities.

Payout and Retention Rates

Payouts to our independent Representatives, as a percentage of all commission and fee income, increased to 81.4% compared to 79.3% for the prior period, corresponding to a decrease in our overall retention rate on revenues from 20.7% to 18.6%. The decrease in our overall retention rate to a large extent is due to an overall higher quality of Representative that is deserving of a higher payout. While management carefully monitors the percentage points relative to our retention we have chosen to focus more on actual dollars of retention. A consequence of increased competition for higher producing Representatives is an increase in payouts to the Representatives with the offset being greater overall contributions to margin and increased firm profitability.

Management is continuing their efforts to improve margin contribution by recruiting and retaining sophisticated Representatives who offer a variety of brokerage and advisory products and services that generate a higher commission retention rate than those obtained from mutual funds and variable annuities. We experienced higher margins from trading as a result of ticket charges and fees pertaining to increases in account balances that flow entirely to the profit margin. From advisory services we receive fees on the asset balance in the account that flow directly to the firm. Refer to Note 1 --"Revenue Recognition - Advisory Fees" to our Condensed Consolidated Financial Statements.

OPERATING EXPENSES

Operating expenses, which experienced a $1.36 million or 39.2% increase, are discussed in detail below:

Compensation and Benefits. The largest component of operating expenses is compensation and benefits, which increased by $0.67 million or 43.4%. General salaries, which grew by 28.2%, accounted for $0.31 million of the increase. In addition, we experienced a $0.27 million increase in compensation paid to officers. The increase in general salaries resulted primarily from the hiring and retention of additional personnel in such functions as:

     o Trading and Operations -- to continue to provide an increasingly higher level of service to our sophisticated Representative force as a differentiator in the face of increasing competition,

     o Compliance -- to meet the growing needs within the industry for internal control, quality supervision and continuing education to our independent Representatives, as well as to reduce legal and settlement expenses,

     o Representative recruitment -- to enhance our ability to recruit higher quality Representatives,

     o Legal Department -- to help reduce the need for typically more expensive outside counsel, and to provide additional services to our representatives and

     o    other general administrative areas.

Regulatory, Legal and Professional. Regulatory, Legal and Professional expenses increased by $0.70 million or 60.9%. The largest component of this increase was a $1.16 increase in legal fees and settlement costs associated with the Massachusetts Proceedings referred to in footnote 3 to our Condensed Consolidated Financial Statements. We have taken and will continue to take measures calculated to limit our ongoing exposure to legal proceedings arising from our operations. In this regard, there was a $0.46 million decrease compared to the prior period in legal fees and settlement costs associated with the
Massachusetts Proceedings, which management believes to be atypical of litigation that will be associated with our on-going business.

The Company's legal expenses, other than those associated with the Massachusetts Proceedings, significantly decreased for the comparative period as a result of a risk-based management approach applied on a firm wide basis. Management believes this result is directly attributable to the Company's efforts to minimize risk by improving the quality of its associated registered Representatives while committing significant resources to educate and train our sales force, efficiently and accurately process their business, and appropriately supervise their business activities.

The Company's legal accrual increased by $.51 million to $1.30 million as of December 31, 2006 from $0.79 million as of December 31, 2005 as a result of the settlement in the Massachusetts Proceeding. The Company also had various arbitration claims filed against it that warranted an additional accrual increase. As we operate in an increasingly litigious industry embedded with regulation, we will continue to invest significant resources to reduce the likelihood of future litigation exposure by promoting accuracy, ensuring sound operational techniques and applying appropriate compliance measures.

Advertising. Advertising, including related marketing expenses, decreased by $0.06 million or 31.5%, reflecting decreased spending on officer travel to promote and grow the company due to the fiscal constraints imposed by the above-mentioned Massachusetts Proceedings.

Communications. Communications expenses decreased by $0.04 million or 22.1%, primarily due to a decrease in printing and website costs offset by an increase in telephone expenses. The costs savings in printing expenses were achieved by communicating to our prospective Representatives by emailing our product literature instead of direct mailing. The Company's website is currently used to target new revenue streams by providing access to information through the website and other Internet publications. Communication efforts and related expenses, which also include investor/public relations, conference, and telephone, have historically been positively correlated with the overall growth of our business. Our website and newsletter, "The Capitalist", have become effective media to communicate to qualified Representatives for recruitment purposes.

Occupancy. Occupancy expenses increased by $0.09 million or 52.0% primarily as a result of opening Investment Centers in Braintree, MA, Manhattan, NY and Bedford, NH and a new Business Center in Miami, FL. Furthermore, we leased additional space for senior management and our marketing department at a separate Lynnfield, MA location. The Company also experienced an increase in depreciation as a result of acquiring additional fixed assets in the form of new computers for the additional staff, leasehold improvements and additional furniture and fixtures for the home office in Lynnfield, MA to accommodate the increased number of employees.

Other Administrative. Other administrative expenses, which include various insurance, postage, office and computer-related expenses, increased slightly by $0.02 million or 5.6%. Management continues to mount a concerted effort to reduce general office and postage expenses through several cost saving methods.

OPERATING AND NET LOSSES

The Company's operating and net losses, compared to the operating and net profit during the prior period, can be attributed primarily to the Massachusetts Proceedings and resulting settlement and legal costs. Had we not incurred the costs associated with these proceedings and settlement we would have reported operating income of $0.74 million versus an actual operating loss of $0.43 million.

We are continuing to commit significant resources to improving our overall marketing efforts, and at the same time investing in technology to assist us and our Representatives to process their business more efficiently. Improvements to our automated business processes are calculated (i) to reduce reliance on personnel to process business, thereby fostering administrative cost savings, and (ii) to improve accuracy and productivity, thereby improving service levels to our Representatives, whose service expectations we continue to endeavor to exceed.

We intend to continue to invest in our selling and administrative services capabilities, including additions to management, personnel and service infrastructure, as part of a concerted strategy to increase revenues and profitability. Management firmly believes that a sustained focus on enhancing our clearing firm's state-of-the-art business platform will facilitate accelerated recruitment of independent Representatives that are focused on growing revenues, particularly in high margin lines such as advisory and trading services. Management believes that continued focus on implementation and incremental improvement of our business plan help will foster continuing strong revenue growth and renewed profitability as we transition beyond atypical legal costs that have been depressing recent financial results.

Nine Months Ended December 31, 2006 Compared with Nine Months Ended December 31, 2005:
--------------------------------------------------------------------------------

Results reported for the current nine-month period compared to the prior nine-month period are discussed below to the extent that explanations for comparative variances in year to date results differ from the explanations for comparative quarterly results discussed above. Please refer to the comparative quarterly results analysis for a general explanation of variances concerning the current nine-month period that are not discussed below.

RECRUITING

There was a 23.7% growth in new recruits in the current period versus the prior period as management continues to aggressively pursue and attract quality producing representatives to their firm.

Recruiting Statistics          Nine Months Ended
                                  December 31           Change    Percent Change
                               2006        2005     2006 vs. 2005 2006 vs. 2005
                            ----------- ----------- ------------- --------------


Representatives Recruited           73          59            14       23.7%

RESULTS OF OPERATIONS

                                                                           Percent of Revenue
                                     Nine Months Ended December 31,  Nine Months Ended December 31,
                                     ------------------------------  ------------------------------     Percent
                                                                                                        Change
                                          2006            2005           2006            2005        2006 vs. 2005
                                     --------------  --------------  --------------  --------------  -------------

Revenues:

  Commission                         $  50,730,928   $  42,671,689       87.81%          88.22%          18.9%
  Advisory                               4,901,072       3,769,457       8.48%           7.79%           30.0%
  Other fee income                         598,443         586,644       1.04%           1.21%           2.0%
  Marketing revenue                        956,371         872,173       1.66%           1.80%           9.7%
  Other income                             584,902         467,934       1.01%           0.98%           25.0%
                                     --------------  --------------

Total Revenue                           57,771,716      48,367,897      100.00%         100.00%          19.4%
                                     ==============  ==============

Commission and advisory expenses        46,453,981      38,495,624       80.41%          79.59%          20.7%

Gross Profit                            11,317,735       9,872,273       19.59%          20.41%          14.6%

Operating Expenses:

  Advertising                              639,727         626,575       1.11%           1.30%           2.1%
  Communications                           324,323         460,561       0.56%           0.95%          -29.6%
                                     --------------  --------------

       Total Selling Expenses              964,050       1,087,136       1.67%           2.25%          -11.3%

  Compensation and benefits              6,629,987       4,656,097       11.48%          9.63%           42.4%
  Regulatory, legal and professional     3,763,689       2,486,521       6.51%           5.14%           51.4%
  Occupancy                                721,436         492,310       1.25%           1.02%           46.5%
  Other administrative expenses            774,963         699,730       1.34%           1.45%           10.8%
                                     --------------  --------------

       Total Administrative Expenses    11,890,075       8,334,658       20.58%          17.23%          42.7%

Total Operating Expenses                12,854,125       9,421,794       22.25%          19.48%          36.4%
                                     ==============  ==============

Operating (Loss) Income                 (1,536,390)        450,479       -2.66%          0.93%          -441.1%

Other (Expense) and Other Income:
 Gain On Sale of Asset                           -          91,313
  Interest expense                         (20,223)        (27,843)      -0.04%          -0.06%         -27.4%
                                     --------------  --------------
Total Other (Expense) and Other
 Income                                    (20,223)         63,470       -0.04%          0.13%          -131.9%

(Loss) Income before taxes              (1,556,613)        513,949       -2.69%          1.06%          -402.9%

Benefit (Provision) for income taxes       468,227        (248,076)      0.81%           -0.51%         -288.7%
                                     -------------   --------------
Net (Loss) Income                    $  (1,088,386)  $     265,873       -1.88%          0.55%          -509.4%
                                     ==============  ==============


REVENUES

The Company continues to grow revenues in the diversified investment sector of the financial services industry. Our revenues rose $9.40 million, or 19.4%, to $57.8 million as we continue our efforts to increase top line revenues in commissions and advisory services. Leading this performance was an $8.06 million or 18.9% increase in commissions and a $1.13 million or 30.0% increase in advisory services revenue between the comparative periods. These results reflect the diversified nature of our revenues.

Average Revenue Per Representative

                          Nine Months Ended   Nine Months Ended  Change 2006 vs, 2005  Percentage Increase
                           December 31, 2006  December 31, 2005
                          ---------------------------------------------------------------------------------

Commission                $      50,730,928   $     42,671,689   $         8,059,239          18.9%
Advisory                          4,901,072          3,769,457             1,131,615          30.0%
Other fee income                    598,443            586,644                11,799           2.0%
                          ------------------  -----------------  ------------------------------------------
                          $      56,230,443   $     47,027,790   $         9,202,653          19.6%


Number of Representatives               705                728                   (23)         -3.2%

Average Revenue Per Rep   $          79,759   $         64,599   $            15,161          23.5%

Compared to the prior period, our average revenue per Representative increased 23.5%, reflecting our continuing initiative to recruit and retain quality producing Representatives.

Commissions. Commissions from variable annuities and direct participation programs provided $7.54 million, or 93.6%, of an overall $8.06 million increase in commission revenue compared to the prior period. Commissions from direct participation programs, which predominantly include REITs (Real Estate Investment Trusts) and oil and gas programs, increased by $3.01 million or 37.4%.


                                      Nine Months Ended                         Percentage         Percentage
                                         December 31                             of Total       Increase/decrease
                                     2006           2005      2006 vs. 2005  Increase/decrease    2006 vs. 2005
                                 --------------------------------------------------------------------------------
Commission Revenue:
-------------------
   Variable Annuities            $ 19,479,259   $14,946,320   $  4,532,939         56.2%              30.3%
   Trading (brokerage)(1)          15,196,897    12,968,013      2,228,884         27.7%              17.2%
   Mutual Funds                     7,469,907     8,461,624       (991,717)       -12.3%             -11.7%
   Direct Participation Programs    8,194,152     5,183,149      3,011,003         37.4%              58.1%
   Other                              390,713     1,112,583       (721,870)        -9.0%             -64.9%

Total Commission Revenue         $ 50,730,928   $42,671,689   $  8,059,239        100.0%              18.9%
                                 ================================================================================

1. Revenue designated as Trading (brokerage) includes revenue from mutual funds sold through our trading platform.

The growth in commissions historically has been dominated by variable annuities. However, revenue from our brokerage business maintained its share of the revenue base as the second largest revenue component generated from commissions due, in part, to recruitment of sophisticated Representatives who are licensed to sell equities.

Advisory Fees. Fees from our Rep-directed asset-managed program A-MAP, our leading source of revenue in this category, grew by $1.17 million or 56.1% to $3.25 million compared to $2.08 million the prior period. Management is committed to growing assets under management in this program by offering superior service at costs lower than the Other Advisory Services, primarily the predecessor wrap fee programs.

Other Fee Income. Other fee income, which primarily is comprised of licensing and financial planning fees, increased slightly by $0.01 million or 2.0%.

Marketing Revenue.  Net marketing revenues increased by $0.08 million or 9.7%.

Other Income. Other income, consisting primarily of interest and dividends and gains/losses on investments, increased by $0.12 million for the comparative current period to the prior period. The majority of the increase came from interest earned on account balances due to an increase in the average daily balance in our trading accounts.

GROSS MARGINS

                                                           Gross Margin Retention  Percent of Gross Margin
                                      Gross Margin           Nine Months Ended        Nine Months Ended      Gross Margin
                                Nine Months Ended Dec 31,         Dec 31,                  Dec 31,          Percent Change
                                -------------------------  ----------------------  -----------------------  --------------
                                                                                                                2006
                                    2006         2005        2006        2005         2006        2005         vs. 2005
                                ------------  -----------  ----------  ----------  -----------  ----------  --------------
Commissions (Check and
 Application)                   $ 4,506,219   $3,497,355     12.9%       11.9%        39.8%       35.6%         28.8%

Commission - Trading              3,298,600    2,883,151     21.7%       22.2%        29.1%       29.2%         14.4%

Commission - Insurance Products     189,551      224,761     99.0%       94.8%        1.7%         2.2%         -15.7%

Commission - Underwriting            19,917        4,407     10.0%       10.0%        0.2%         0.0%         351.9%

Advisory Services A-MAP (rep
 direct)                            761,736      548,644     26.0%       29.4%        6.7%         5.6%         38.8%

Advisory Services Other             615,204    1,008,978      n/a         n/a         5.4%        10.2%         -39.0%

Licensing                           465,575      414,479     100.0%      100.0%       4.1%         4.2%         12.3%

Marketing                           956,372      872,173      n/a         n/a         8.5%         8.8%          9.7%

Other income                        504,561      418,325      n/a         n/a         4.5%         4.2%         20.6%
                                ------------  -----------

Total Gross Margin              $11,317,735   $9,872,273     19.6%       20.4%       100.0%       100.0%        14.6%
                                ============  ===========


Gross margin rose by $1.45 million or 14.6% to $11.3 million for the current period primarily due to a $1.01 million or 28.8% increase in gross margin derived from our check and application distribution over the prior period.

Trading. The increase in gross margin from trading reflects an increase in brokerage commissions as well as increased fee income within corporate accounts.

Contributing to this improvement in gross margins from trading was a combined increase of $0.29 million in the margin from our fee income on account balances. Another contributing factor was a reduction in clearing costs as a percentage of Brokerage Revenue due to trades executed on lower cost exchanges.

The retention rate from trading remained relatively level for the comparative periods, despite an increase in trading sales, primarily due to a greater portion of sales being generated by top producing Representatives who command higher payout rates.

Advisory Services. Advisory services profit margin decreased by $0.18 million or 11.6% for the current period compared to the prior period mostly resulting from the $0.18 million decrease in the loss in margins from asset-managed services under our former investment advisory agreement with Eastern Point Advisors Funds Trust that was terminated in October 2005. See Footnote 1 - "Advisory Fees from Mutual Funds" to our Condensed Consolidated Financial Statements. However, our gross margin in the Rep-directed A-MAP Program increased by $0.21 million or 38.8% resulting from the increase in investment volume and assets under management due in part to lower fees.

Gross Margins from the Other Advisory Services was down as a direct result of Management's strategy to grow assets under management through our Rep-directed A-MAP Program, as opposed to our older wrap fee programs.

Mutual Funds, Variable Annuities, Etc. Profit margins from mutual fund sales, variable annuity sales, direct participation programs and other check and application distribution programs generated $4.52 million or 39.9% of the total gross margin compared to $3.50 million or 35.4% during the prior period. As presented in the gross margin table, margin from our check and application distribution programs comprised the greatest portion of our overall profit margin. Profit margins in trading made up the next largest component of our total gross margin for the current period.

Commission Retention

Commission payouts to our independent Representatives, as a percentage of advisory and commissioned revenues, decreased slightly for the comparative periods ended December 31, 2006 versus December 31, 2005.Ultimately, management is continuing their efforts to improve margin contribution even though commission retention rates decreased resulting from the lower fee base. Through the continued recruitment and retention of sophisticated Representatives management is striving to reach their optimum levels of margin contribution.

Sophisticated Representatives can offer a variety of brokerage and advisory products and services that provide for higher margin contributions and commission retention rates than those obtained from mutual funds and variable annuities. We experienced higher margins from trading as a result of ticket charges and fees pertaining to increases in account balances that flow entirely to the profit margin. From advisory services we receive fees on the asset balance in the account that go directly to the firm. Refer to Note 1 --"Revenue Recognition - Advisory Fees" to our Condensed Consolidated Financial Statements.

OPERATING EXPENSES

Operating expenses, which experienced a $3.43 million or 36.4% increase for the nine months ended December 31, 2006 compared to December 31, 2005, are discussed in detail below:

Compensation and Benefits. The largest component of operating expenses is compensation and benefits, which increased by $1.97 million or 42.4% during the current period. This change was due primarily to (i) a $0.69 million increase in stock-based compensation resulting from the issuance of restricted common stock to employees, directors, and registered representatives under our 2005 Equity Incentive Plan, and (ii) a $0.81 million increase in general salaries. The general salaries increase resulted primarily from the hiring of additional personnel to support continued growth, as generally described in our comparative analysis of the current quarter, above.

Regulatory, Legal and Professional. Regulatory, Legal and Professional expenses increased by $1.28 million or 51.4%. The largest component of this increase was a $0.77 million or 196.51% increase in outside legal fees, and a $1.00 million settlement of the Massachusetts Proceedings (referred to in Footnote 3 to our Condensed Consolidated Financial Statements) entered into on December 19, 2006. Partially offsetting these increases was a $0.73 million decrease in legal fees and settlements resulting from the non recurrence of commercial litigation settled in the prior period that was not related to our ordinary business activities. The Company's legal expenses would have been consistent with the prior period absent the Massachusetts Proceedings.

Advertising. Advertising, including related marketing expenses, was relatively flat for the comparative periods.

Communications. Communications expenses decreased by $0.14 million or 29.6%, primarily due to decreases in printing and website expenses.

Occupancy. Occupancy expenses increased by $0.23 million or 46.5% primarily as a result of $0.09 million in leasing costs for our new locations. The Company added Investment Centers in Braintree, MA , Manhattan, NY and Bedford, NH and a Business Center in Miami, FL. The Company also experienced an increase of $0.05 million in depreciation from aquiring additional fixed assets in the form of new computers for the additional staff, leasehold improvements and additional furniture and fixtures to the home office in Lynnfield, MA to accommodate the increased number of employees.

Other Administrative. Other administrative expenses, which include various insurance, postage, office and computer-related expenses, increased by $0.07 million or 10.8%.

OPERATING INCOME / LOSS

Operating income decreased by $1.99 million, or 441.1%, due to an increase in operating expenses of $3.43 million or 36.4%. The most significant contributors to the increase in operating expenses were a $0.69 million increase in stock based compensation, a $0.81 million increase in general salary compensation from the hiring of new personnel, and a $1.77 million increase in legal costs incurred primarily in connection with the Massachusetts Proceedings and settlement. Partially offsetting these increases in operating overhead was a $1.45 million increase in our gross margin, primarily in brokerage business.

The Company would have reported operating income of $0.23 million, versus an actual $1.54 million operating loss, but for the Massachusetts Proceedings and settlement. We believe that our brand is defined by, and future profitability is dependent upon, a commitment to the best interests of our independent Representatives and their clients. Accordingly we remain focused on a risk-based management approach in support of our business model of recruiting quality independent Representatives and allocating the resources we believe are required to provide them with exceptional customer service, state of the art technological support, and a nurturing educational and marketing environment. Concurrently, we strive to minimize risk by improving the quality of our associated registered representatives while committing the resources we believe necessary to educate and train our sales force, efficiently and accurately process their business and effectively supervise their business activities. Management believes initial fruits of this strategy are reflected in our success during the current period in recruiting quality Representatives and growing revenues and gross margins, and we look forward to returning to profitability in the future.

NET INCOME

Net income for the nine months ended December 31, 2006, compared to the nine months ended December 31, 2005, decreased by $1.35 million, or $0.23 per basic and $0.22 per diluted share, as the Company reported a $1.09 million dollar loss this current period compared to a net profit of $0.27 million in the prior period. This was the result of a decrease in operating income offset by an income tax benefit of $0.47 million. The decrease in operating income resulted from increases in operating expenses, primarily compensation expenses and expenses related to the Massachusetts Proceedings and settlement, that outweighed increases in revenues and gross profit margins. But for the expense associated with the Massachusetts Proceedings and settlement, we would have been profitable for the nine months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that achieving its return on equity goals requires the efficient use of capital. We have financed our operations primarily with internally generated cash flow.

Cash inflows historically come mainly from the profitability of the Company's core services and investment products. For the last several years, profitability has typically followed an annual cycle of relatively average profitability during the first and third fiscal quarters, relatively low profitability during the second fiscal quarter (when many Representatives and their clients are on summer vacation), and relatively high profitability during the fourth fiscal quarter (when many Representatives and their clients enter a new business and investment year).

Uncertainty in the financial markets can have a negative impact on cash flow. The Company works to minimize this impact by aggressively recruiting sophisticated Representatives who can offer diversified products that continue to meet the needs of their clients, despite changing market conditions.

The Company takes a proactive approach to minimizing, if not preventing, the occurrence of other events that may lead to unexpected cash outflows, including lawsuits, trade errors and fines from regulatory agencies. A key to this approach is ensuring that adequate controls over our operations and those of our Representatives are implemented, tested and periodically updated. As part of this effort, substantial resources have been committed to enhancing the capabilities of our compliance team members, whose tasks include reasonably assuring that our Representatives give proper weight to the circumstances and interests of their clients when recommending investment options. The Company also allocates resources to stay current with the many rules and regulations applicable to our business by assisting in the education and training of our Representatives and staff.

As of December 31, 2006, cash and cash equivalents totaled $5.61 million as compared to $7.72 million as of March 31, 2006. Working capital as of December 31, 2006 was $5.30 million as compared to $8.04 million as of March 31, 2006. The ratio of current assets to current liabilities was 1.82 to 1 as of December 31, 2006 as compared to 2.70 to 1 as of March 31, 2006, principally due to cash disbursements of $1.3 million over the nine month period resulting from the Massachusetts Proceedings and settlement.

Operations provided $0.99 million in cash for the nine months ended December 31, 2006 as compared to $1.26 million in cash provided for the nine months ended December 31, 2005. Cash flow from operations, in comparing the current period to the prior period decreased by $0.27 million.

In comparing cash flow from operating activities for December 31, 2006 to December 31, 2005, we can see that net income decreased cash flow by $1.35 million as a result of the net loss of $1.01 million for the current period versus net income of $0.27 million in the prior period. In addition, we issued stock based compensation in the form of restricted stock which increased cash by $0.69 million as a non-cash add back adjustment in comparing the current to the prior period.

Cash outflows from investing activities for the current period comprised of $2.82 million of which $0.71 million was for purchasing equipment as well as technology and leasehold improvements. In addition, we experienced cash outflows of $0.13 million in the form of loans to Registered Representatives, to help develop their businesses, as well as $1.99 million invested in US Treasury Bills and Notes.

Finally, from financing activities we paid a $0.25 million cash dividend on June 29, 2006 to shareholders of record as of June 15, 2006.

By comparison, for the nine months ended December 31, 2005, cash used in investment activities comprised of cash outflows of $0.30 million for purchasing equipment, technology, and leasehold improvements and $0.36 million used for granting loans to registered Representatives. Finally, in financing activities we paid a dividend of $0.12 million on May 16, 2005 to shareholders of record as of May 2, 2005.

Cash disbursements for the nine months ended December 31, 2005 consisted of $1.10 million for legal related matters, $0.10 million for insurance and professional fees, $0.14 million for membership and NASD dues, $0.11 million for mutual fund administration costs, $0.20 million for loans to registered Representatives and $0.21 million for income tax related items. Finally, a $0.12 million cash dividend was paid on May 16, 2005 to shareholders of record as of May 2, 2005.

Cash disbursements during nine months ended December 31. 2006 included $1.77 million for legal related matters of which $0.82 million was for legal fees relating to the Massachusetts Proceedings and $0.50 million for the initial payment pertaining to the settlement of the Massachusetts Proceedings. In addition, the Company paid out $0.50 million to the NASD for licensing renewals and routine assessments. The Company also disbursed $0.48 million in corporate credit card purchases that primarily consisted of travel and entertainment along with computer related expenses. Finally, a $0.25 million cash dividend was paid on June 29, 2006 to shareholders of record as of June 15, 2006.

Management believes that the current period net cash outflow is not indicative of future cash outflow trends but, rather, reflects extraordinary expenditures to defend and settle the Massachusetts Proceedings that, in nature and scope, were atypical of legal proceedings that the Company has experienced in the past. These unprecedented disbursements during the current quarter and year to date have had a significant negative impact on our brokerage firm's net capital ratio.

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

In December 2006, ICH infused $1.3 million in capital to ICC to offset the cash drain resulting from the Massachusetts Proceedings and settlement. Consequently, as of December 31, 2006 ICC had net capital of $1.16 million (i.e., an excess of $0.63 million) and a 6.90 to 1 net capital ratio as compared to net capital of $0.96 million (i.e., an excess of $0.53 million) and a 6.63 to 1 net capital ratio as of March 31, 2006.

The Company's legal accrual increased slightly to $0.85 million as of December 31, 2006 from $0.79 million as of December 31, 2005 primarily as a result of the settlement of the Massachusetts Proceedings. The Company also had other various arbitrations filed against it that warranted a portion of the accrual increase.

During the current period the increase in our legal accrual impacted ICC's net capital ratio and excess net capital. The Company does not consider this to be a trend and does not currently anticipate that similar accrual increases will be a recurring necessity. See Footnote 3 to our Condensed Consolidated Financial Statements.

The Company currently has ample cash to cover additional accruals and disbursements that may result from these various arbitrations. Despite the arbitrations and legal proceedings that increased our legal accrual, the Company remains focused on committing the resources we believe are necessary to assure continued growth and effectively manage our business risks.

In its role as Investment Advisor to the Eastern Point Advisors Funds Trust family of mutual funds, Company disbursements to pay fund expenses that exceed their respective ceiling caps averaged $0.18 million per fiscal quarter during the previous fiscal year. As previously noted, the Company agreed to terminate its management contract with the Trust and, accordingly, the Company received a relative cash flow infusion of $0.04 million for the nine months ended December 31, 2006 versus a $0.38 million cash outflow for the nine months ended December 31, 2005. See condensed Footnote 5 to our Condensed Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

Contractual Obligations                   Payments Due by Period
------------------------------------------------------------------------------------------------------------------------

Period                                        April 1, 2006-      April 1, 2007-    April 1, 2010-      April 1, 2012
                                              March 31, 2007      March 31, 2010    March 31, 2012     and thereafter
                                Total        less than 1 year        1-3 years         4-5 years        After 5 years
Fiscal Years Ended March 31,                       2007              2008-2010         2011-2012     2013 and thereafter
------------------------------------------------------------------------------------------------------------------------

Operating leases:             1,059,819               144,261          833,278            82,280                    -

                              ---------------------------------------------------------------------
Total Contractual Obligations 1,059,819               144,261          833,278            82,280                    -
                              ---------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2007 and 2009. Options to renew for additional terms are included under the lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2006:

Year Ending March 31 ,2007                               $144,261
Year Ending March 31 ,2008                                530,940
Year Ending March 31 ,2009                                213,994
Year Ending March 31 ,2010                                 88,344
Year Ending March 31 ,2011                                 49,368
Year Ending March 31 ,2012                                 32,912
                                                    --------------

Total Minimum Lease Payments                           $1,059,819
                                                    ==============


Certain leases contain provisions for minimum lease payments that are contingent upon increases in real estate taxes. The total lease expenses amounted to $0.16 million for quarter ended December 31, 2006 and $0.1 million for the quarter ended December 31, 2005. The related party leases to Investors Realty, LLC amounted to $0.09 million and $0.06 million, respectively, for the quarters ended December 31, 2006 and 2005.

The Company had total lease expenses of $0.46 million and $0.30 million for the nine months ended December 31, 2006 and 2005, respectively. The related party leases to Investors Realty, LLC amounted to $0.27 million and $0.18 million, respectively for the nine months ended December 31, 2006 and 2005.

RISK MANAGEMENT

Risk is an inherent part of the Company's business and activities. Effective risk management is critical to the Company's financial strength and profitability and requires robust auditing, constant communications, sound judgment and in depth knowledge of both pertinent financial trends and the economy as a whole. Senior management takes an active and committed role in the risk management process. The principal risks involved in the Company's business activities are market, operational, regulatory and legal.

Market Risk. Market risk is the risk attributable to common macroeconomic factors such as gross domestic product, employment rates, inflation, interest rates, budget deficits and sentiment. Consumer and producer sentiment is critical to our business. The level of consumer confidence determines an investor's willingness to spend, especially in the financial markets. It is this willingness to spend in the financial markets that is vital to our business. A shift in spending in this area could negatively impact the Company. Senior management is constantly monitoring these economic trends in order to enhance the product line to offset any potential negative impact.

Operational Risk. Operational risk refers to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution, processing of transactions, deficiencies in the Company's technology or financial operating systems, and inadequacies or breaches in the Company's control processes. Managing these risks is critical, especially in a rapidly changing environment with increasing transaction volume. Failure to manage these risks could result in financial loss to the Company. To mitigate these risks, the Company has developed specific policies and procedures designed to identify and mitigate operational risk. These policies and procedures are reviewed and updated on a continuing basis to ensure that this risk is minimized.

Regulatory and Legal Risk. Regulatory and legal risk includes non-compliance with applicable legal and regulatory requirements and the risk of a large number of customer claims that could result in adverse judgments against the Company. The Company is subject to extensive regulation in all jurisdictions in which it operates. In this regard, the Company has instituted comprehensive procedures to address issues such as regulatory capital requirements, sales and trading practices, use and safekeeping of customer funds, credit granting, collection activities, money-laundering and record-keeping.

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

ICC is required per the rules and regulations of the SEC and NASD (17A-5) AND (17A-5G) to have adequate controls as a registered broker dealer and investment advisor. These regulating bodies audit ICC on a regular basis and ensure that it is in compliance with the rules for a broker dealer and investment advisor. In addition, ICC supplementally reports on the adequacy of its internal controls in annual financial statements presented to state securities oversight bodies, we report on the adequacy of our internal controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company operates in a highly litigious and regulated business and, as such, is a defendant or codefendant in various lawsuits and arbitrations incidental to its securities business. The Company typically vigorously contests the allegations in these cases and believes that there are meritorious defenses available in the majority of matters. Counsel in these cases generally are unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainty routine in these matters. For the majority of pending claims, the Company's errors and omissions (E&O) policy limits the maximum exposure in any one case to between $75,000 and $100,000 and, in certain of these cases, the Company has the contractual right to seek indemnity from related parties. Management, in consultation with counsel, believes that resolution of pending litigation will not have a material adverse effect on the consolidated financial results of the Company.

ITEM 6.  EXHIBITS

Exhibit
Number                   Description                                    Location
------                   -----------                                    --------

3.1       Articles of Organization, as amended . . . . . . . . . . (2)(Exh. 3.1)

3.2       By-Laws . . . . . . . . . . . . . .  . . . . . . . . . . (2)(Exh. 3.2)

4.1       Form of Stock Certificate . . . . . . . . . . . . . . . .(2)(Exh. 4.1)

10.1      Employment Agreement with Theodore E. Charles  . . . . .(2)(Exh. 10.1)

10.2      Employment Agreement with Timothy B. Murphy . . . . . . (2)(Exh. 10.2)

10.3      The 1994 Stock Option Plan . . . . . . . . . . . . . . .(3)(Exh. 10.3)

10.4      The 2005 Equity Incentive Plan . . . . . . . . . . . . . (4)(Exh. 4.5)

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

--------------------------------

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


                                                Date: February 14, 2007