Form 10-K
period 2007-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2007-06-29
CIK 1001871

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED
MARCH 31, 2007

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

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes{ } No {X}

     The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $9,285,870.

     As of June 22, 2007, there were outstanding 6,220,967 shares of the $0.01 par value per share Common Stock of the registrant.

Documents Incorporated by Reference

     Certain portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 23, 2007 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10-K.

www.investorscapital.com

Investor Relations Contact: Robert Foney

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

THE COMPANY

     Investors Capital Holdings, Ltd. and its wholly-owned subsidiaries are often referred to in this report, both individually and collectively, as the "Company" or with terms such as "we", "us", "our" and the like. When being referred to individually without reference to the other components of the Company, Investors Capital Holdings, Ltd. and its wholly-owned subsidiaries, Investors Capital Corporation, Eastern Point Advisors, Inc., ICC Insurance Agency, Inc., and Investors Capital Holdings Securities Corporation, are often referred to in this report as "ICH", "ICC", "EPA", “ICC Insurance” and “ICH Securities”, respectively.

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

     These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks discussed in Part I, Item 1A - “Risk Factors”.

     Readers are also directed to other descriptions and discussions of risks and uncertainties that may be found in this report and other documents filed by the Company with the United States Securities and Exchange Commission (the “SEC”). We specifically disclaim any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

PART I

ITEM 1. BUSINESS OVERVIEW

     Incorporated in 1995, ICH is a financial services holding company that operates primarily through its subsidiary, ICC, in two segments of the financial services industry:

  Broker-dealer services in support of trading and investment in securities such as corporate stocks and bonds, U.S. Government securities, municipal bonds, mutual funds, variable annuities and variable life insurance, including provision of market information, internet trading and portfolio tracking facilities and records management, and
  Investment advisory services, including asset management of individual client accounts and, until the third quarter of our fiscal year ended March 31, 2006, management of two retail mutual funds.

     Financial information pertaining to the Company for the fiscal years ended March 31, 2007, 2006 and 2005 is included in Part II of this document including, without limitation, selected financial data in Item 6 and financial statements and supplementary data in Item 8 thereof. See Part II, Item 8, Footnote 13 –“Segment Information” for information concerning each of the segments of the Company’s business with respect to the fiscal years ended March 31, 2007, 2006 and 2005, including revenues from external customers, a measure of profit or loss, and total assets.

BROKER-DEALER SERVICES Investors Capital Corporation

     Investors Capital Corporation ("ICC") is a securities broker-dealer that is registered with the National Association of Securities Dealers ("NASD"), the Securities and Exchange Commission ("SEC"), the Municipal Securities Rule Making Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"). Headquartered in Lynnfield, Massachusetts, the wholly-owned subsidiary of ICH also is duly registered and doing business as a broker-dealer in all 50 states, the Commonwealth of Puerto Rico and the District of Columbia. ICC makes available multiple investment products and provides support, technology and back-office services to a network of approximately 675 independent registered representatives ("representatives"). Commissions derived from the provision of services and products to ICC's registered representatives represented approximately 97.4% of the Company's total revenues for the fiscal year ended March 31, 2007.

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

     Continuing to add productive registered representatives is an integral part of our growth strategy. We seek to recruit primarily experienced registered representatives who focus on assisting their clients in attaining their long-range financial goals. Once recruited, we focus on enhancing our representatives' professional knowledge, skills and value to their clients. During the fiscal year ended March 31, 2007, our average revenue per registered representative increased more than 27.87% to $115,530 compared to the

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

previous fiscal year, more than offsetting a 8.04% decrease in the number of representatives in our national network.

     In addition to a variety of valuable products and services, we offer prospective representatives an attractive commission payout and, if desired, the independence of owning and operating their own offices. Approximately 20 of our independent representatives work in Company-provided regional investment centers (see “-- Investment Center Model”, below). The remainder of our representatives generally pay substantially all of the costs associated with their offices and operations, while we concentrate on providing technical, regulatory, supervisory, compliance and other support services to our independent investment professionals. This allows expansion of our operations with relatively minimal capital outlay.

Compensation to Representatives

     Commission payouts to our registered representatives are negotiated and currently average 83.26% of the gross dealer concession generated from the sale of securities. Pursuant to the terms of our agreements with our registered representatives, and as permitted by current NASD rules, we provide our representatives, or their named beneficiaries, with continuing commissions on pre-existing business in the event of their retirement from the securities industry or death. Representatives grant to us the right to offset against commissions certain losses we may sustain as a result of their actions, omissions and errors. Our agreements with our representatives are terminable by either party with 15 days prior written notice, and do not contain either a confidentiality or non-compete provision.

Support to Representatives

     We provide a variety of services and products to our representatives to enhance their professionalism and productivity.

     Technology Resources. Advanced technology, including client and corporate websites, enable our representatives and their clients to perform many tasks on-line, including:

  Opening of new accounts
  Monitoring of existing accounts
  Updating of client accounts
  Initiating and executing trading activities
  Viewing and downloading commission data
  Locating and exploring financial products
  Downloading client data
  Researching reports or inquiries on companies, securities and other pertinent financial topics

     Approved Investment Products. We allow our representatives to offer a wide variety of approved investment products to their clients that are sponsored by well-respected, financially sound companies. We believe that this is critical to the success of our registered representatives and the Company. We follow a selective process in determining approved products to be offered to clients by our representatives, and we periodically review the product list for continued maintenance or removal of approved status.

     Marketing. We provide advertising and public relations assistance to our representatives that enhance their profile, public awareness, and professional stature in the public's eye, including NASD-approved marketing materials, corporate and product brochures and client letters.

     Supervision/Compliance. We maintain strong broker-dealer and investment adviser compliance programs. In addition to an eighteen-member home office staff that includes two dedicated compliance attorneys, we retain experienced field supervisors in NASD-recognized Offices of Supervisory Jurisdiction across the country that are charged with compliance responsibilities for defined groups of registered representatives including, in particular, newly-affiliated representatives. By positioning these

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

compliance individuals in the field, we are able to more closely supervise and monitor the activities of our representatives to enhance their compliance with applicable laws, rules and regulations. Our compliance efforts are further enhanced by in-house computer systems and programs, including routine internal audits to ensure our compliance with anti-money laundering standards and other regulations under the USA Patriot Act.

     Our representatives seek and value assistance in the area of compliance. Keeping in step with the latest industry regulations, our compliance department provides to our representatives, among other things:

  Advertising and sales literature review
  Field inspections, followed up with written findings and recommendations
  Weekly faxes and monthly conference calls on selected compliance topics
  Assistance with customer complaints and regulatory inquiries
  Workshops, seminars and in-house publications on various compliance matters
  Regional and national meetings
  Interpretation of rules and regulations and general compliance training

     Clearing. We utilize the services of a clearing firm to clear our transactions on a fee-for-service basis. Our clearing firm processes most of the non-check and application securities transactions for our account and the accounts of our clients. Services of our clearing firm include billing and credit extension as well as control, receipt, custody and delivery of customer securities and funds. We pay a transaction charge for these services, relying on the operational capacity and the ability of our clearing firm for the orderly processing of security transactions. Engaging the processing services of a clearing firm exempts us from the application of certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws.

Broker-Dealer Revenue

     Commission revenue generated by ICC during the last three fiscal years was derived from the following activities:

	Fiscal Year Ended March 31,
Source of Commission Revenue	2007	2006	2005

Sale of mutual funds and unit investment trusts[1]:	20%	23%	19%
Sale of variable annuities and variable life insurance:	39%	38%	39%
Sale of individual stocks and bonds:	24%	22%	23%
Sale of direct participation programs:	16%	14%	11%
Other activities:	1%	3%	8%

Total	100%	100%	100%

     Direct participation programs predominantly involve equity investments in limited partnerships and real estate investment trusts ("REITS"). The increase in sales of this product type was directly correlated to the performance of the oil and gas programs and the real estate market since REITS and oil & gas programs make up 91.5% of this revenue category. As with other broker dealer products, sales commissions on REITS and oil and gas programs are comprised of a gross dealer concession on the invested amount.

Commission revenue from our mutual funds and variable annuity products continues to make up most of the revenue source; however, this relationship may not continue as our revenue mix becomes more diversified.

     We believe there may be a trend in the future for commissions from stocks and bonds, as a percentage of total commissions, to increase due to our continued efforts to recruit representatives who are duly licensed to execute securities trades for their clients.

1 Sale of mutual funds includes both sales of mutual funds through direct “check and application” and sales from our trading platform.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

INVESTMENT ADVISORY SERVICES

     Historically since its inception in 1995, Eastern Point Advisors, Inc. ("EPA") served as our dedicated investment adviser subsidiary, providing investment advisory services to the investing public through its advisory service programs. These programs, which featured EPA-managed portfolios of load and no-load mutual funds, variable and /or individual securities, were provided to the public through as many as 100 investment adviser representatives. Extensive legal, data processing and other support services were provided by ICC to EPA in support of these activities in order to minimize duplication within EPA of needed administrative capabilities that were already possessed by ICC.

     The involvement of two separate entities in servicing a single business line resulted in management overlap and other inefficiencies that, in addition to increasing costs, complicated compliance with internal oversight and regulatory filing requirements. Further, these arrangements hindered the full implementation of ICC’s emerging state-of-the-art trading and asset management technology platform to provide superior asset management services to representatives and their customers, such as portfolio performance reporting and account rebalancing.

     To address these structural problems, management determined to transition the bulk of EPA’s advisory services to ICC, which commenced operations as a registered investment adviser in November 2003 doing business as Investment Capital Advisory Services (“ICA”). The transfer of EPA-managed assets to ICA management was commenced in fiscal year ended 2004 and completed in fiscal year ended 2006.

     Additionally, ICA has been encouraging movement away from centralized delivery of advisory services to a more personalized delivery system that emphasizes close, technology-enabled interaction between independent representative and customer that can lead to more agile decision making and enhanced customer satisfaction and program participation. In support of this new business model, ICA has focused on recruiting additional registered investment adviser representatives and increasing the qualifications, technical competence and motivation of existing representatives. As of March 31, 2007, ICA had 365 registered investment advisors, for a 4.58% increase over the year earlier complement.

     The success of these initiatives is reflected in the fact that the market value of assets under management by the Company as of March 31, 2007 rose to $515 million, representing a 627.9% increase over the market value three years earlier. The maximum annual fee charged for by ICA for these services is 2.9% of market value, which is paid by the customer in quarterly installments. Revenue from ICA and EPA asset management services totaled $6.77 million for the fiscal year ended March 31, 2007, or approximately 8.45% of total Company revenues for that period.

     Currently, EPA’s business operations are limited to third party service agreements assisting in the conversion of investor representatives to the current ICA business model. EPA no longer has any licensed representatives other than its principals.

Retail Mutual Funds

     The Company ceased its mutual fund management services, which had been provided by EPA, during the third quarter of our fiscal year ended March 31, 2006. Management believed the risk/reward equation was beginning to shift away from the reward side as a result of increased costs to maintain our two funds, the Eastern Point Advisors Capital Appreciation Fund (previously named the Twenty Fund) and the Eastern Point Advisors Rising Dividend Growth Fund. Primarily, these increased costs were related to legal costs to meet new reporting and compliance requirements. In addition, management believed that providing mutual fund management services was straying from our core business of recruiting and providing quality customer service and technology to our independent financial representatives.

     On October 24, 2005 Eastern Point Advisors, Inc. ("EPA"), a wholly-owned subsidiary of ICH, entered into a definitive agreement with Dividend Growth Advisors, LLC ("DGA") pursuant to which EPA

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the "Trust") effective October 18, 2005 to permit the appointment by the Trust of DGA to supersede EPA as the Trust's investment adviser. EPA had served since 1999 as investment adviser for the Funds, which are sponsored by the Trust, and DGA had provided investment advisory services to the Trust since 2004 pursuant to a subcontract with EPA. DGA entered into a new advisory agreement directly with the Trust.

Investment Advisor Representatives

     Each of our investment adviser representatives must satisfy the state licensing requirements in the states in which they operate prior to their clients utilizing our investment advisory services. As of March 31, 2007 approximately 365 independent investment adviser representatives registered with the various state securities departments were affiliated with ICA.

Asset Allocation Strategy

     Registered investment advisers (“RIAs”) often provide advisory services through our representative-directed program where the asset allocation is performed directly by the independent representative. 2,958 investors participated in this program as of March 31, 2007, while 1,028 investors participated in our other advisory services programs where asset allocation is performed by ICA as the adviser.

     Our asset allocation strategy is based on the principle that, by investing in a combination of asset classes, risk may be reduced while seeking enhanced returns. Combining asset classes that typically do not fluctuate in tandem may lower the volatility of the customer's investment portfolio while providing the potential for increased long-term returns. The Company utilizes the following steps in implementing our asset allocation strategy for each individual customer:

  We determine the customer's risk tolerance, investment goals, age, time horizon, investment experience and financial and personal circumstances using detailed questionnaires that are completed during personal interviews. Based upon these data, we recommend an overall investment allocation consisting of a suggested percentage of stocks, bonds, cash and/or other investment products.
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

Fee-Based Compensation Structure

     In conformity with the requirements of the Investment Advisers Act of 1940, compensation for our investment advisory services consists of an annual fee calculated as a percentage of total assets under management rather than a transaction-based commission or performance fee.

INVESTMENT CENTERS

     The Company operates retail investment centers in Topsfield and Braintree, Massachusetts; Bedford, New Hampshire; Manhattan, New York and Miami, Florida. Unlike the arrangement the Company has with its typical independent contractor representative, the Company funds the overhead operational cost of the investment centers and staffs the locations with registered representatives. The investment center representatives are typically on a lower payout schedule intended to offset the overhead costs incurred by

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

the Company. The Company’s continued investment in this business model is contingent on achieving sustained growth and acceptable profit margins.

INSURANCE OPERATIONS

     In certain states a licensed insurance entity is required in order for ICC representatives to sell life insurance and annuity products to their clients. Accordingly, the Company operates ICC Insurance Agency, Inc., a wholly-owned subsidiary of ICH that is duly licensed for such purposes in all states in which such licensing is required. All revenue realized by this entity flows through as revenue to the ICC segment.

ICH SECURITIES

     In March 2005 Investors Capital Holdings Securities, Inc., ("ICH Securities") was formed as a wholly-owned subsidiary of ICH to hold cash for tax benefit purposes at the state level.

OUR STRATEGY

Key elements to achieve our corporate objectives include:

  Increase brand awareness; expand business presence. We plan to increase our brand recognition to attract new clients and representatives. We are executing a comprehensive marketing plan to attract more clients and experienced representatives, build market awareness, educate the investing public and maintain customer loyalty through direct marketing, advertising through our marketing department, use of our web site, various public relations programs, web and live seminars, print advertising, radio, and television.
  Provide value-added services to our clients. We provide our clients with access to a pool of well- trained representatives, access to up-to-date market and other financial information, and direct access to our trade desk that is online with various stock exchanges and institutional buyers and sellers. We will also continue to provide trading before and after traditional market hours to our clients.
  Create technologically innovative solutions to satisfy client needs. We continue to pursue additional technologies to service the rapidly evolving financial services industry. We are enhancing our web site to augment our clients’ ability to trade equity securities efficiently via the Internet, to monitor on-line the history and current status of their accounts at any time, and to access financial and other pertinent information. Also, we have developed personalized Internet web sites for our representatives to provide their clients, through the use of passwords and firewalls, a secure and private interface directly to our proprietary web site. This allows these clients to perform market research, buy and sell securities on-line, monitor their accounts and utilize financial calculators.
  Provide technological solutions to our representatives. We believe that it is imperative that we continue to possess state-of-the-art technology so that our employees and independent registered representatives can effectively facilitate, measure and record business activity in a timely, accurate and efficient manner. By continuing our commitment to provide a highly capable technology platform to process business, we believe that the Company can achieve economies of scale and potentially reduce the need to hire additional personnel.
  Expand our product and service offering through strategic relationships. We continue to pursue business alliances to increase trading volume, capitalize on cross-selling opportunities, create additional markets for our asset management programs and mutual fund sales, take advantage of emerging market trends, create operational efficiencies and further enhance our name recognition.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

However, we have no present agreements, plans, arrangements or understandings regarding any acquisitions and have not identified any specific criteria that such acquisitions must meet.

COMPETITION

     Our competitors vary in size, scope and breadth of services offered. We encounter direct competition from numerous established full-commission and discount brokerage firms that have electronic brokerage services and full research capabilities. We also encounter competition from insurance companies with securities brokerage subsidiaries, financial institutions, mutual fund sponsors and others, including in particular those who utilize financial planning representatives who bear their own office expenses.

     Many competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and more extensive client bases.

     We believe that our ability to compete in the broker-dealer and investment advisory segments of our business depends upon many factors both within and outside our control, including:

  Our ability to attract and retain a network of experienced investment professionals
  The effectiveness, ease of use, performance and features of our technology and services and overall client satisfaction
  The price and quality of our services
  The volatility and performance of financial markets and the world economy
  Our ability to service our clients effectively and efficiently
  Our reputation in the financial services industry
  Our ability to foster compliance with applicable laws and regulations by employees and independent representatives

OUR PROCESS Check and Application

     The majority of transactions are conducted through a check and application process where a client check and an investment company’s product application is delivered to us for processing. Our review includes principal review and submission to the investment company or clearing firm.

Online Trading

     Through the use of our remote electronic-entry trading platform, registered representatives can efficiently submit a wide range of equity trades online. The trades are reviewed by our principal and our clearing firm before processing.

Bond Trading

     The Company’s fixed-income trading desk uses a network of regional and primary dealers to execute trades across a broad array of fixed-income asset classes. The desk also utilizes several dealer-only electronic services that allow the desk to offer inventory and to efficiently execute trades.

Asset Allocation

     Asset Allocation services are available through ICA, the Company’s federally-registered investment adviser subsidiary. The allocation services, for the most part, are executed through our online trading platform. Other allocation services are performed with the fund company directly.

HOW WE ARE REGULATED

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Broker-Dealer Regulation

     The securities industry is subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for administering the federal securities laws that apply to broker-dealers. ICC is a broker-dealer registered with the SEC. In addition to complying with the voluminous and complex rules set out in the Securities Exchange Act of 1934 and the rules promulgated thereunder, every registered broker-dealer that conducts business with the public is required to be a member of and subject to the rules of NASD or NYSE.

     NASD has established conduct rules for securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules and conducts disciplinary proceedings involving member firms and associated individuals. NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. We are also subject to regulation under state law. We are currently registered as a broker-dealer in all 50 states, Puerto Rico and the District of Columbia.

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

Registered Investment Adviser Regulation

     The Investment Advisers Act of 1940 (the "Advisers Act"), and the rules promulgated thereunder, regulate the registration and compensation of investment advisers. Investment advisers are deemed to be fiduciaries for their clients and, as such, are held to a high standard of conduct. Investment advisers are subject to a similar level of oversight by the SEC and the various states as are broker-dealers. Investment advisers are required to register with the SEC and/or appropriate state regulatory agencies, are required to periodically file reports, and are subject to periodic or special examinations. Rules promulgated under the Advisers Act govern many aspects of the investment advisory business, such as advertisements by investment advisers and the custody or possession of funds or securities of a client. Most states require registration by investment advisers unless an exemption is available and impose annual registration fees. Some states also impose minimum capital requirements. There can be no assurance that compliance with existing and future requirements and legislation will not be costly and time consuming or otherwise adversely impact our business in this area.

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

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

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

EMPLOYEES

     As of March 31, 2007, we had 113 full-time employees, the majority of whom are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements on an as-needed basis to assist with various aspects of our business including programming and developing proprietary technologies.

AVAILABLE INFORMATION

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). Such reports, proxy statements and other information filed with the Commission by the Company can be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission located at http://www.sec.gov.

     Our website address is http://www.investorscapital.com. We make available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC. All such documents are also available in print at no charge to any shareholder who requests them in writing to Robert Foney, Manager Corporate Communications, 230 Broadway East, Lynnfield, MA 01940.

ITEM 1A. RISK FACTORS

     An investment in ICH common stock involves risk. Current and prospective investors should consider carefully the following risk factors, in addition to the other information contained in this and other reports and documents filed by us with the SEC, including documents incorporated herein by reference, before making investment decisions concerning ICH common stock. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. Any of these risks could have a material adverse effect on our financial condition, our results of operations and the value of our common stock.

Market for our Stock

     The price of our common stock may continue to be volatile. Our common stock historically has been thinly traded due, in part, to the fact that only about 1.8 million shares are held by non-affiliates of the Company. The market price of our common stock has fluctuated substantially in the past including during

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

the last twelve months. The price of our common stock may be subject to fluctuations in the future in response to operating results, regulatory and other legal proceedings, general market movements and other factors. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as other factors including general economic and market conditions, may adversely affect the market price of our common stock.

Financial Markets

     Aspects of our business are volatile and affected by factors beyond our control. Our business depends heavily on the conditions of the financial and securities markets, which in turn are affected by domestic and foreign economic conditions generally. These conditions, which can be impacted by a variety of factors such as business trends, actual and proposed legislation, political considerations, inflation, interest rates, and the popular perceptions of the health of the economy, are outside of our control, and therefore inject significant amounts of uncertainty and volatility into our business and financial results.

     Any market decline could adversely affect our revenues and earnings. Because our revenues and earnings are derived from investments made by consumers, a substantial market decline or other event, such as the September 11, 2001 attacks, that negatively impacts the investment decisions made by consumers can have a substantial adverse effect on our operations, business results and stock price.

     Assets under management, which impact revenue, may be subject to significant fluctuations. Our investment advisory fees are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products, whether due to recession or other damaging economic or political event, would likely reduce asset management fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of assets under management by the Company and, consequently, our revenue and net income.

Performance & Competition

     We face vigorous competition. The financial industry segments in which the Company and its subsidiaries operate are highly competitive, and many of our current and potential competitors have considerably greater financial, technical, marketing and other resources than are available to us and may offer a broader range of products or operate in more markets. Some operate in a different regulatory environment which may give them certain competitive advantages in the investment products and portfolio structures that they offer. If we are required to lower our fees in order to remain competitive, our net income could be significantly reduced because some of our expenses are fixed, especially over shorter periods of time, and others would not decrease as much as the resulting decrease in revenues.

     We compete in our investment advisory operations based upon investment performance. The Company competes with other providers of investment advisor services primarily based on our investment performance. If we fail to deliver excellent performance for our clients, both in the short and long term, we will likely experience diminished investor interest and a diminished level of assets under management. Further, some institutions have proprietary products and distribution channels that make it more difficult for us to compete with them. If current or potential customers decide to use one or more of our competitors, we could face a significant decline in market share, assets under management, revenues and net income.

Regulation

     As a public company, we are subject to complex legal and accounting requirements that require us to incur substantial expense and expose us to risk of non-compliance. As a public company, we are subject to numerous legal and accounting requirements imposed by federal law, such as the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, as well as oversight by such entities as the SEC, the American Stock Exchange and the Public Company Accounting Oversight Board. The cost of

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

compliance with many of these requirements is substantial, not only in absolute terms, but in relation to the overall scope of the operations of our business. Failure to comply with these requirements can have numerous adverse consequences including, such as our inability to file required reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements in the future or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-avis our competitors.

     As a provider of financial services, we are subject to substantial governmental regulation. As a broker-dealer and investment adviser, our business is subject to a variety of federal securities laws, and rules and regulations promulgated thereunder, including the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Advisers Act of 1940 and the U.S. Patriot Act of 2001. In addition, we are subject to significant regulation and oversight by, among others, the SEC, NASD and state broker-dealer, investor advisory and insurance regulators. The principal purpose of such regulation typically is protection of the public, rather than protection of creditors and stockholders of financial services companies, and efforts taken to comply with such regulation is a costly but necessary burden on companies engaged in the financial services industry. Changes in these legal, regulatory, accounting, tax and compliance requirements could have a significant effect on our operations and results, including, but not limited to, increased expenses and reduced investor interest in investment products and services offered by us.

     Any failure to maintain adequate internal controls could result in regulatory sanctions that could result in substantial fines and restrictions on our ability to make money. In the past our subsidiary broker-dealer, due to an accounting error, found itself inadvertently out compliance with its required net capital reserve, requiring an unanticipated capital infusion from ICH. While no regulatory action was taken against us in this instance, any failure to maintain adequate accounting procedures and internal controls could result in regulatory sanctions being applied against us that could require us to pay substantial fines and severely restrict or even terminate our ability to make money.

     Any failure by our independent investment professionals to comply with regulatory requirements may cause us to incur losses or suffer substantial harm to our business and operations. Our investment professionals are required by law to be licensed with our subsidiaries as registered broker-dealer representatives and/or investment adviser representatives. Pursuant to these requirements, these investment professionals are subject to our supervision in the area of compliance with applicable federal and state securities laws, rules and regulations, as well as the rules and regulations of self-regulatory organizations such as the NASD. The violation of any regulatory requirements by us or our investment professionals could jeopardize our broker-dealer or investment adviser license and could subject us to fines, liability to customers, censure or even loss of license. As an example, an administrative complaint brought by the Massachusetts Securities Division, that alleged failure by ICC to adequately supervise sales of equity-indexed annuities by certain of its independent representatives, recently resulted in a settlement that included an obligation to pay at least $1 million in fines and customer restitutions, censure and a comprehensive review of our compliance and corporate governance systems and processes. Although we constantly strive to strengthen our already robust compliance procedures, there can be no assurance that there will not be further such administrative proceedings with equal or greater material adverse effect on our financial position and results of operations.

Legal Proceedings

     The financial services industry is subject to an increasing risk of legal proceedings. Many aspects of our business subject us to substantial risks of potential liability to customers and enforcement proceedings by state and federal regulators. Participants in the securities industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against securities firms for negligence, fraud, unauthorized trading and suitability, among other claims. Acts of fraud by independent representatives and others are often difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

There can be no assurance that the defense and resolution of such claims will not have a material adverse impact on our financial condition and results of operations.

     Actual or alleged fraud and misconduct by investment professionals and employees has resulted in, and exposes us to an ongoing potential for, litigation and regulatory sanctions that could substantially harm our business and results of operations. Employees and investment professionals constantly expose us to the risk of significant losses as a result of employee errors, professional misconduct and fraud. Such misconduct could include binding us to transactions that exceed authorized limits or present unacceptable risks, or hiding from us unauthorized, unsuccessful or improper activities. It is not always possible to deter employee or independent contractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

     We are routinely involved in legal proceedings that can burden our resources and pose an ongoing risk of adverse dispositions that could negatively impact our earnings and profits. By the nature of our business, we are continually involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business. At March 31, 2007, the Company was co-defendant with independent representatives in several arbitration and/or other legal proceedings with claims totaling approximately $3.2 million. Although we currently have insurance that may limit our exposure in these cases, if we are found liable in material amounts in these or other legal proceedings, such eventuality may result in restricting the availability and/or increasing the cost of insurance against such risks and may have a significant adverse effect on our earnings and profits.

     Consumer fraud could harm our earnings and profits by requiring us to expend time and money and exposing us to financial loss and the potential for arbitration or other legal proceedings. We are constantly exposed to the risk of significant losses as a result of customer fraud. Activities such as authorizing trades and not accepting those trades if anticipated stock movement is not achieved, paying for transactions with bad funds, or improperly stating investment experience, net worth and income amount and tolerance for risk, could result in the expenditure of Company resources as well as exposure to potential losses through arbitration or other legal proceedings.

Operations & Infrastructure

     Our operations and infrastructure, and those of service providers upon which we rely, may malfunction or fail. Our business is highly dependent on our ability to process, on a daily basis, a large number of transactions, using both in-house and out-sourced systems such as those maintained by our third-party clearing firm. The inability of these systems to accommodate ever increasing volumes of transactions could constrain our ability to expand our business. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairments, financial loss, a disruption of our business, liability to clients, regulatory intervention or reputational damage. We also face the risk of disruption in the infrastructure that supports our business, such as power grids and communications networks.

     Any change in our clearing firm could result in our inability to process transactions in a timely manner which could adversely affect our business operations and profits. Our current clearing agreement is with Pershing LLC, an affiliate of The Bank of New York Company, Inc., which processes most non-check and application securities transactions for our account and the accounts of our customers. We also rely on our clearing firm for our Internet equity securities trading activities, which is a growing portion of our business. Our agreement with Pershing may be terminated by either party on ninety days written notice. A change in our clearing firm could result in the inability of our customers to transact business in a timely manner due to delays and errors in the transfer of their accounts, which, on a temporary basis, could affect our earnings and profits.

Organization

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

     Management’s ownership of our common stock assures their control of corporation actions requiring a shareholder vote. Chairman Ted Charles, individually, and the Company's executive officers as a whole, beneficially own in the aggregate a majority of the Company's common stock. Accordingly, they are able to determine the outcome of virtually all corporate actions requiring approval by the stockholders of the Company, including, without limitation, the election of directors and the approval of the sale of the Company or its assets.

     Any loss of our senior management could adversely affect our business and financial condition through the loss of significant business relationships that may not be easily recreated. Our success is largely dependent on the skills, experience and performance of Theodore E. Charles, our chairman, chief executive officer and president whose long-term relationships with our investment professionals and product sponsors has been and continues to be a driving force behind our success, and Timothy B. Murphy, our executive vice president, treasurer and chief financial officer as well as the president of our broker-dealer subsidiary. The loss of Messrs. Charles and/or Murphy or other senior management could have an adverse effect on our business, financial condition and results of operations.

     Any loss of key personnel could adversely affect our business. Except for our CEO and CFO, our key employees do not have employment contracts, and generally can terminate their employment at any time. Similarly, our independent representatives are not contractually prevented from terminating their affiliation with us at will. There can be no assurance that we will be able to retain or replace key in-house personnel or independent investment professionals. The loss of key personnel or independent representatives could damage our reputation and make it more difficult to retain and attract new employees, representatives or clients. A net loss of high-producing independent representatives could result in decreases in transactional fees as well as fees based on assets under management. On the other hand, replacement of any of key human resources may entail an increase in compensation costs that would decrease our net income.

We will continue to endeavor to understand, evaluate and, when possible, manage and control these and other business risks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth, as of June 29, 2007, certain information with respect to each of the executive officers of ICH:

     Theodore E. Charles, age 64, principal executive officer. A founder of Investors Capital Holdings, Mr. Charles has served as the Company’s chairman of the board, chief executive officer and president since its inception in 1995. Mr. Charles also has served as the chief executive officer of our subsidiaries, Investors Capital Corporation (“ICC”) and Eastern Point Advisors, Inc (“EPA”) since their founding in 1994 and 1995, respectively. Mr. Charles served on the Board of Directors of Revere Savings Bank of Massachusetts from 1997 to 2001 and served on the Advisory Board of Danvers Savings Bank from 2001 to 2003. Mr. Charles currently holds various securities licenses, including series 6, 63, 7 and 24, has been a member of the Financial Planning Association since 1985 and formerly served as Chairman of the Shareholder Advisory Board of Life USA Insurance Company. Mr. Charles is currently on the Board of Easter Seals of Massachusetts.

     Timothy B. Murphy, age 42, principal financial officer and principal accounting officer. A founder of the Company, Mr. Murphy has served as executive vice president, treasurer and chief financial officer of the Company since its inception, and as president of its subsidiaries, ICC and EPA, since their respective inceptions. He entered the securities industry in 1991 as an operations manager in the Boston regional office of Clayton Securities. By 1994, he was serving as compliance officer of Baybanks Brokerage and

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

a vice president of G.R. Stuart & Company, another brokerage firm. Mr. Murphy holds various securities licenses including series 4, 7, 24, 27, 53, 63 and 65.

     Steven C. Preskenis, age 37. Mr. Preskenis has served as Chief Operating Officer of ICC, and has performed similar policy-making functions for ICH, since February 2006. Mr. Preskenis, who joined the Company in August 2000 as a compliance attorney, also has served as General Counsel of ICC, and has performed similar functions for ICH, since March 2003, and has served as Secretary of ICH since September 2005. Prior to joining ICC in August 2000, Mr. Preskenis served as an Alternative Dispute Resolution attorney with John Hancock Life Insurance Company commencing in 1998. Mr. Preskenis is a member of the Massachusetts Bar and a graduate of Suffolk University Law School. Mr. Preskenis currently holds securities licenses, including series 7 and 24.

ITEM 2. PROPERTIES.

     Our principal executive offices, comprised of several office condominiums, are located in a 9,068 square foot facility at 230 Broadway, Lynnfield, MA. The Company also maintains an investment center in a 2,132 square foot facility at 218 Boston Street, Topsfield, MA. Both of these properties are leased from entities owned and controlled by the CEO and principal stockholder of ICH for a combined annual rent of $271,271. The Company believes the annual rent amounts are consistent with current market rates for comparable space in the same geographic areas. These leases were renewed and modified on April 1, 2007 and will expire on March 31, 2012.

     The Company leases additional executive offices in a 3,346 square foot facility at Six Kimball Lane, Lynnfield, MA for $70,266 per year, and 7 other offices totaling approximately 9,300 square feet from unrelated parties for annual rents totaling $258,536. These leases expire from 2007 to 2011.

     These properties, which are essentially fully used (other than the Miami office) by both the ICC and ICA segments of our business, are deemed by management to be adequate for current business purposes.

ITEM 3. LEGAL PROCEEDINGS. MASSACHUSETTS PROCEEDINGS

     By administrative complaint dated November 16, 2005, the Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") brought an adjudicatory proceeding (the “Massachusetts Proceedings”) against ICC alleging violation of ICC’s supervisory obligations under State securities laws in connection with certain past sales of equity-indexed annuities. The complaint alleges, among other things, that ICC failed to properly supervise associated persons, thereby allowing allegedly unsuitable sales of these insurance products. The complaint, which seeks an order instructing ICC to cease such violations and to pay an unspecified administrative fine, also requests that ICC's registration as a securities broker-dealer in Massachusetts be suspended or revoked, that the firm be censured, and that it be ordered to fairly compensate purchasers of the insurance products for any losses attributable to wrongdoing by ICC.

     On December 19, 2006 ICH and ICC entered into an agreement with the Division settling the Massachusetts Proceedings and a concurrent investigation into relationships between ICH and its subsidiaries, on the one hand, and Investors Marketing Services, Inc. (“IMS”) and IMS Insurance Agency, Inc. (“IMS Insurance”) on the other. IMS is owned by Ted Charles, ICH’s Chairman and CEO, and his spouse. IMS is a wholesaler of fixed insurance products, and a provider of fulfillment services, including graphic design work for ICC’s marketing brochures and ICH annual reports. IMS Insurance is an insurance agency owned by Mr. Charles’ spouse.

     IMS participates without charge in ICC-hosted conferences where opportunities exist to provide insurance-related training and education to ICC representatives as well as to market and promote fixed insurance products and services. ICC also encourages its representatives to place fixed insurance

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

business with IMS Insurance. Management believes that, in many instances, IMS Insurance offers superior services and commission arrangements to ICC and its insurance producers. When insurance is placed by ICC representatives through ICH’s subsidiary, ICC Insurance Agency, Inc. (“ICC Insurance”), IMS typically is utilized by ICC Insurance to provide administrative and other transaction-related services in return for an override.

In settling these proceedings, ICC agreed:

  to cease and desist from violations of State securities laws, to pay a $500,000 administrative fine,
  to offer to reimburse losses and costs incurred by Massachusetts persons aged 75 or older (the “eligible purchasers”) in connection with the surrender, no later than December 31, 2007, of any equity-indexed annuities purchased through ICC or its representatives during 2004 or 2005, and to offer an additional payment to ensure that no amount invested in a surrendered EIA yielded less than 3%;
  to pay an additional administrative fine equal to the extent, if any, that ICC’s surrender-related payments total less than $500,000, and to be censured by the Division.

     In addition, ICC and ICH agreed to retain and act upon the advice of an independent consultant who would review and make recommendations with respect to ICC and ICH policies and procedures that are related to the various violations and failures alleged by the Division in these matters. The consultant’s initial recommendations have been received and are being reviewed by the Company. These recommendations include, among other things, improvements in:

  the supervisory regime for independent representatives, particularly relating to our Offices of Supervisory Jurisdiction (“OSJs”)
  systems and procedures regarding the use, screening and archiving of emails recordkeeping
  risk management procedures
  the makeup, purview, operations and evaluation of the Board of Directors and its committees corporate governance guidelines and procedures

     The cost of implementing the consultant’s recommendations, as and when finally agreed upon by the parties to the settlement, is not determinable to this time, but is not expected to be material to the financial condition or results of operations of the Company.

     ICC and ICH will not be permitted to utilize proceeds from insurance policies to cover payments that will be made pursuant to the settlement.

     Of the 63 eligible purchasers, four accepted our reimbursement offers and were paid a total of $24,824 through March 31, 2007, and three additional eligible purchasers accepted offers and were paid a total of $14,896 thereafter up to the filing of this Form 10-K. As of the filing of this Form 10-K, six further eligible purchasers have verbally indicated that they will be accepting offers totaling approximately $302,000 (of which approximately $140,000 is expected to be paid out in July 2007), although written confirmation of same has yet to be received by the Company.

No response has been received from the remaining eligible purchasers other than by a relative of a decedent. Management has determined that the likelihood of any further offers being accepted by eligible purchasers by the December 31, 2007 cutoff date and, if so, the total cost thereof, is too remote and/or indeterminate at this time to justify accruals for such costs additional to the portion of $500,000 that has not yet been paid out. Accordingly, $0.48 million was accrued for such purposes as of March 31, 2007. We will continue to assess our legal accrual resulting from the Massachusetts Settlement, and we will record additional accruals as needed in the future if and to the extent, if the likelihood of such costs, will exceed $500,000.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

     Legal fees paid to defend these matters have reduced ICH earnings by an average of more than $120,000 per month from November 2005, when the administrative proceeding were instituted, and March 31, 2007. No significant further legal fees are expected to be incurred with respect to the proceedings or their settlement.

     Although the censure of ICC by the Division cannot be taken as a positive event, the Company at this time is not able to predict the practical consequences thereof.

OTHER LEGAL PROCEEDINGS

     The Company operates in a highly litigious and regulated business and, as such, is a defendant or codefendant in various lawsuits and arbitrations additional to the Massachusetts Proceedings that are incidental to our securities business. The Company is vigorously contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainty routine in these matters. For the majority of pending claims, the Company's errors and omissions (E&O) policy limits the maximum exposure in any one case to between $75,000 and $100,000 and, in certain of these cases, the Company has the contractual right to seek indemnity from related parties. Management, in consultation with counsel, believes that resolution of pending litigation will not have a material adverse effect on the consolidated financial results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of ICH during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     ICH's common stock has been trading on The American Stock Exchange (AMEX) under the symbol "ICH" since February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of June 22, 2007, there were 6,220,967 shares outstanding and 176 registered holders thereof.

     The following table presents the high and low closing prices for the common stock of ICH on the AMEX for the periods indicated.

	High	Low
Fiscal 2007
January 1, 2007 through March 31, 2007	$6.45	$5.08
October 1, 2006 through December 31, 2006	$6.05	$4.55
July 1, 2006 through September 30, 2006	$6.45	$3.51
April 1, 2006 through June 30, 2006	$4.17	$3.13

Fiscal 2006
January 1, 2006 through March 31, 2006	$3.24	$2.20
October 1, 2005 through December 31, 2005	$4.01	$3.00
July 1, 2005 through September 30, 2005	$4.53	$3.71
April 1, 2005 through June 30, 2005	$4.99	$4.03

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

CASH DIVIDENDS

     Investors Capital Holdings, Ltd. paid dividends on its common stock of $.02 and $0.04/share on May 16, 2005 and June 15, 2006, respectively, to shareholders of record on May 2, 2005 and May 12, 2006, respectively.

     Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. For further information regarding restrictions on our ability to transfer funds to our shareholders, see Part I, Item 1. “Business – How We Are Regulated” and Part II, Item 7. “Management's Discussion and Analysis--Liquidity and Capital Resources” in this Form 10-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding option,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	121,989	3.41	596,365

Equity compensation
plans not approved
by security holders	150,000	$1.00	none

Total	271,989	$2.08	596,365

     See “Footnote 16 – Benefit Plans” to the Registrant’s Financial Statements, contained in Part II, Item 8 of this Form 10-K, for a description of the material features of each compensation plan under which equity securities of the Registrant are authorized for issuance that was adopted without the approval of security holders.

PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG INVESTORS CAPITAL HOLDINGS, LTD., STANDARD & POORS 500 INDEX AND DOW JONES FINANCIAL SERVICES INDEX

     The chart below compares the five-year cumulative total return, assuming the reinvestment of dividends, on Investor Capital Holdings, Ltd. common stock (ICH) with that of the Standard & Poors 500 Index (SP 500) and the Dow Jones Financial Services Index (IYG). This graph assumes $100 was invested on March 31, 2002, in each of Investors Capital Holdings, Ltd. common stock and the indicated indices.

     Note: stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

     The following table sets forth certain selected historical consolidated financial data. The selected income statement data for each of the three years ended March 31, 2007, 2006 and 2005 and balance sheet data as of March 31, 2007 and 2006 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, also included elsewhere in this Form 10-K. The following selected income statement data for the years ended March 31, 2004 and 2003 and balance sheet data as of March 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included herein. The following selected consolidated financial data have been prepared in accordance with accounting principals generally accepted in the United States of America.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

		For the Years Ended March 31,
	2007	2006	2005	2004	2003
Income Statement Data:
Total revenues	$80,053,028	$68,002,428	$55,165,534	$48,964,074	$34,797,047
Operating (loss) income	($1,714,356)	$870,966	$888,142	$1,400,331	$297,682
Net (loss) income	($1,084,066)	$449,638	$619,109	$790,413	$115,891
Net Income (loss) per share, basic	-$0.18	$0.08	$0.11	$0.14	$0.02
Net income (loss) per share , diluted	-$0.18	$0.08	$0.10	$0.14	$0.02
Weighted average common shares
outstanding, basic	5,928,238	5,766,686	5,735,287	5,720,843	5,717,380
Weighted average common shares
outstanding, diluted	6,100,855	5,911,029	5,922,204	5,877,075	5,790,060
Cash dividends declared per share	$0.04	$0.02	-	-	-
			As of March 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$16,890,200	$15,325,827	$14,109,638	$13,388,879	$10,642,940
Long-term obligations	$2,128,151	$723,324	$1,150,668	$400,160	$703,884
Shareholders' equity	$10,255,538	$10,586,083	$10,182,783	$9,404,939	$8,248,640
Shares outstanding	6,205,536	5,790,361	5,753,463	5,727,713	5,717,380
Equity per share	$1.65	$1.83	$1.77	$1.64	$1.44

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis reviews our consolidated financial condition as of March 31, 2007 and 2006, the consolidated results of operations for the years ended March 31, 2007, 2006 and 2005 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. Unless context requires otherwise, as used in this Management's Discussion and Analysis (i) the "current period" means the fiscal year ended March 31, 2007, (ii) the "prior period" means the fiscal year ended March 31, 2006, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

FORWARD-LOOKING STATEMENTS

     The reader is urged to read the information contained in the "Forward-Looking Statements" and “Risk Factors” sections at the beginning of this report for a discussion of the use of forward-looking statements in this report as well as risks and uncertainties in attempting to predict our future performance based upon such statements.

OVERVIEW

     We are a financial services holding company that, primarily through our subsidiaries, provides broker-dealer, investment advisory, insurance and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by one or more external factors.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

OUR BUSINESS

     The Company operates primarily through its subsidiary, ICC/ICA, in the broker-dealer and investment advisory services segments of the financial services industry.

Broker-Dealer Services

     The Company provides broker-dealer services in support of trading and investment by its representatives’ customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities and variable life insurance, including provision of market information, internet trading, portfolio tracking facilities and records management.

Investment Advisory Services

     The Company provides investment advisory services, including asset allocation and portfolio rebalancing, for its representative’s customers. In the past, investment advisory services were performed by both ICC and EPA. To avoid the duplication of effort involved in supporting two advisory services entities, the Company has consolidated its investment advisor services in ICC d/b/a ICA.

Recruitment and Support of Representatives

     A key component of our business strategy is to recruit more established and productive representatives who generate revenues in higher margin services and products. Additionally, we assist our existing representatives to develop and expand their business by providing to them a variety of support services and a diversified range of investment products for their clients. The Company focuses on providing substantial added value to our representatives that enables them to be more productive, particularly in high margin lines such as advisory services and trading/brokerage.

     Support provided to assist representatives in pursuing consistent and profitable sales growth takes many forms, including: hi-tech trading systems, targeted financial assistance and a network of communication links with investment product companies such as regional and national conventions that provide forums for interaction to improve product knowledge, sales and client satisfaction. A newly formed business development unit will focus on providing representatives with programs and tools to grow their businesses both through new client acquisition and the advancement of their existing client relationships. These programs are also designed to enhance our ability to attract and retain new, productive representatives.

OUR PROCESS Check and Application

     The majority of transactions are conducted through a check and application process whereby a check and an investment company's product application is delivered to us for processing. This includes principal review and submission to the investment company or clearing firm. Investments in technology have allowed the firm to move from a process that was previously paper intensive to a process that is virtually paper free. This has shortened the transaction cycle, reduced errors and created greater efficiencies. The firm continues its investment in technologies that will provide more efficient processes resulting in improved productivity.

Online Trading

     Registered representatives can efficiently submit a wide range of security investments online through the use of our remote electronic-entry trading platform.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Bond Trading

     The Company's fixed-income trading desk uses a network of regional and primary dealers to execute trades across a broad array of fixed-income asset classes. The desk also utilizes several dealer-only electronic services that allow the desk to offer inventory and to execute trades. Our fixed income traders work with our representatives to develop portfolios for clients. This area has seen growth as interest rates have risen and more investors have become interested in retirement income.

Asset Allocation

     Asset Allocation services are made available through ICA, the Company's registered investment advisor subsidiary. Our services include the design, selection and rebalancing of investments on behalf of our advisers’ clients in addition to providing the tools, services and guidance that enable our advisers to provide these investment services directly to their clients. These services, for the most part, are conducted through our online trading platform. Other allocation services are performed directly by the fund company.

CRITICAL ACCOUNTING POLICIES

In General

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that of its significant accounting policies (detailed in Footnote 2 to the Company’s Consolidated Financials Statements contained herein), those dealing with valuation of securities and other assets, revenue recognition and allowance for doubtful accounts receivable involve a particularly high degree of judgment and complexity. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material effect on the consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

Off – Balance Sheet Risk

     We execute securities transactions on behalf of our customers. If either the customer or a counter-party fails to perform, we, by agreement with our clearing broker, may be required to discharge the obligations of the non-performing party. In such circumstances, we may sustain a loss if the market value of the security is different from the contract value of the transaction. We seek to control off-balance sheet risk by monitoring the market value of securities held or given as collateral in compliance with regulatory and internal guidelines. Pursuant to such guidelines, our clearing firm requires that we reduce positions when necessary. We also complete credit evaluations where there is thought to be credit risk.

Reserves

     The Company records reserves related to legal proceedings in "accrued expenses" in the consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or representative of the Company; previous results in similar cases; and legal precedents. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual costs upon disposition of a legal proceeding could be greater or less than the reserved amount.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

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

Regulatory and Legal Risk

     Regulatory and legal risk includes non-compliance with applicable legal and regulatory requirements and the risk of a large number of customer claims that could result in adverse judgments against the Company. The Company is subject to extensive regulation in all jurisdictions in which it operates. In this regard, the Company has instituted comprehensive procedures to address issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record keeping. However, as evidenced by the bringing of the now-settled Massachusetts Proceedings and other legal proceedings (see Part I, Item 3 – “Legal Proceedings”), there can be no assurances that such compliance procedures will prevent future regulatory and legal proceedings, the outcomes and consequences of which cannot now be reasonably foreseen or quantified.

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

KEY INDICATORS OF FINANCIAL PERFORMANCE

     Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

metrics in this process include average production per representative, top line commission and advisory services revenues, gross margins, operating expenses, legal costs, earnings per share, and average revenue per representative.

FISCAL YEAR ENDED MARCH 31, 2007 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2006:

AVERAGE PRODUCTION PER REPRESENTATIVE

     Management believes that upgrading the overall quality of our independent representatives is a key to achieving robust growth in revenues and net income. Our experience has been that increasing the average technical qualifications and business practices of our representatives not only generates more revenue, but assists in limiting the cost of overhead functions and representative errors or misconduct. We strive to continually improve the overall quality of our force of representatives by:

  recruiting higher quality new representatives,
  terminating lower quality representatives, and
  assisting existing representatives to improve their skills and practices.

     A key metric that we use to assess the average quality of our representatives is average revenue generated per representative.

     Average revenue per representative increased by 27.87%, reflecting management’s continuing emphasis on recruiting established and successful representatives. We look forward to a continuation of this trend as we maintain our efforts to increase the average productivity of our existing sales force and to recruit representatives who are already successful but seek a higher level of service than they experience from their existing brokerage firms.

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2007	March 31, 2006	Incease/decrease	% Increase/decrease
Revenue:
Commission	$70,273,816	$60,028,731	$10,245,085	17.07%
Advisory	$6,767,136	$5,147,907	$1,619,229	31.45%
Other fee income	$941,969	$1,142,454	-$200,485	-17.55%

	$77,982,921	$66,319,092	$11,663,829	17.59%

Number of Representatives	675	734	-59	-8.04%

Average Revenue Per Rep	$115,530	$90,353	$25,177	27.87%

RESULTS OF OPERATIONS

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

				Percent of Revenue			Percent Change
	Year Ended March 31,			Year Ended March 31,			2007	2006
	2007	2006	2005	2007	2006	2005	vs. 2006 vs. 2005
Revenues:
Commission	$ 70,273,816	$ 60,028,731	$ 48,660,052	87.79%	88.27%	88.20%	17.07%	23.36%
Advisory	6,767,136	5,147,907	3,702,556	8.45%	7.57%	6.71%	31.45%	39.04%
Other fee income	941,969	1,142,454	1,189,737	1.18%	1.68%	2.16%	-17.55%	-3.97%
Marketing revenue	1,258,944	1,013,828	1,140,098	1.57%	1.49%	2.07%	24.18%	-11.08%
Other income(1)	811,163	669,508	473,091	1.01%	0.99%	0.86%	21.16%	41.52%
	_________	_________	_________
Total Revenue	80,053,028	68,002,428	55,165,534	100.00%	100.00%	100.00%	17.72%	23.27%
	~~_________~~	~~_________~~	~~_________~~

Commission and advisory fees	64,926,784	54,609,596	44,025,004	81.10%	80.31%	79.81%	18.89%	24.04%
Gross Profit	15,126,244	13,392,832	11,140,530	18.90%	19.69%	20.19%	12.94%	20.22%
Operating Expenses:
Advertisement and marketing	874,862	895,658	763,192	1.09%	1.32%	1.38%	-2.32%	17.36%
Communications	489,185	603,964	536,386	0.61%	0.89%	0.97%	-19.00%	12.60%

Total Selling Expenses	1,364,047	1,499,622	1,299,578	1.70%	2.21%	2.36%	-9.04%	15.39%
Compensation and benefits	8,604,346	6,344,945	5,713,028	10.75%	9.33%	10.36%	35.61%	11.06%
Regulatory, legal and professional	4,795,947	2,965,689	1,527,256	5.99%	4.36%	2.77%	61.71%	94.18%
Occupancy(2)	995,985	695,003	616,718	1.24%	1.02%	1.12%	43.31%	12.69%
Other administrative expenses	1,044,500	968,825	1,055,368	1.30%	1.42%	1.91%	7.81%	-8.20%
Interest expense(3)	35,775	47,782	40,440	0.04%	0.07%	0.07%	-25.13%	18.16%

Total Administrative Expenses	15,476,553	11,022,244	8,952,810	19.33%	16.21%	16.23%	40.41%	23.11%
	_________	_________	_________
Total Operating Expenses	16,840,600	12,521,866	10,252,388	21.04%	18.41%	18.58%	34.49%	22.14%
	~~_________~~	~~_________~~	~~_________~~

Operating (Loss) Income	(1,714,356)	870,966	888,142	-2.14%	1.28%	1.61%	-296.83%	-1.93%

(Loss) Income before taxes	(1,714,356)	870,966	888,142	-2.14%	1.28%	1.61%	-296.83%	-1.93%
(Benefit) Provision for income taxes	(630,290)	421,328	269,033	-0.79%	0.62%	0.49%	-249.60%	56.61%

Net (Loss) Income	$ (1,084,066)	$ 449,638	$ 619,109	-1.35%	0.66%	1.12%	-341.10%	-27.37%
	~~_________~~	~~_________~~	~~_________~~

1.	The amount shown for Other income for 2006 is $23,560 higher than as stated in the Company’s Form 10-K for the fiscal year ended March 31, 2006 due to reclassification to Other income of a gain on the sale of an asset from a separate line item under Other Expenses.

2.	The amount shown for Occupancy for 2005 is $31,072 higher than as stated in the Company’s Form 10-K for the fiscal year ended March 31, 2006 due to reclassification to Occupancy of write-offs upon the disposal of equipment from a separate line item under Other Expenses.

3.	Interest expense was previously reported in the Company’s Form 10-K as other expense after income or loss from operations and before income or loss before taxes for the comparative periods March 31,2006 and 2005.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

REVENUES

Revenues rose $12.05 million, or 17.72%, to $80.05 million, led by a $10.25 million or 17.07% increase in commissions and a $1.62 million or 31.45% increase in advisory services revenue. While we are gratified by continued growth in high margin lines of business, such as trading and advisory services, we also value the diversification of our brokerage revenues sources provided by even greater growth, compared to trading services, in revenues from mutual funds, variable annuities and direct participation programs. Much like a diversified client portfolio, management believes a diversified revenue stream provides a degree of protection from market risk.

Commissions

     Commissions from variable annuities increased by $4.5 million, or 19.87% and encompassed 44.15% of an overall $10.3 million increase in commission revenue. Commissions from direct participation programs, which predominantly include REIT’s (Real Estate Investment Trusts) and oil and gas programs, increased by $3.1 million or 36.72% ..

	Fiscal Year Ended			Percentage	Percentage
	March 31,		Increase/decrease	of Total	Increase/decrease
	2007	2006	2007 vs. 2006	Increase/decrease	2007 vs. 2006

Commission Revenue:
Variable Annuities	$27,288,899	$22,766,073	$ 4,522,826	44.15%	19.87%
Trading (brokerage)[1]	21,559,947	18,457,135	3,102,812	30.29%	16.81%
Mutual Funds	9,409,256	8,665,442	743,814	7.26%	8.58%
Direct Participation Programs	11,534,198	8,436,466	3,097,732	30.24%	36.72%
Other	481,516	1,703,615	(1,222,099)	-11.93%	-71.74%

Total Commission Revenue	$ 70,273,816	$ 60,028,731	$ 10,245,085	100.00%	17.07%

1. Revenue designated as Trading (brokerage) includes revenue from mutual funds sold through our trading platform.

     Commissions from variable annuities continue to comprise the largest component of commission revenue. Commissions in direct participation programs grew primarily as a result of increased sales volume in the oil and gas programs. Over recent periods, trading revenue generally has maintained its share of the revenue as commissions from brokerage comprises the second largest component of commission revenue for the current period.

     Supporting this historical trend is our recruitment and retention of representatives who conduct transactional business as well as utilization of our clearing firm’s trading platform to enable us to conduct more brokerage business in an efficient fashion. The recent trend of higher growth in fee-based advisory services compared to commission-based services reflects concerted efforts by management to grow revenues in the higher margin advisory services area.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

    Advisory Fees

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

     Fees from our rep-directed asset-managed A-MAP program, where asset allocation and other investment advisory services are provided directly by our independent representatives, continue to be the leading source of revenue in this category. Revenues from this program, which have been contributing an increasing proportion of advisory services revenue, grew by $1.53 million or 51.98% to $4.46 million compared to $2.93 million for the prior period. Supported by our Net Exchange Pro and Pershing direct on-line mainframe trading platforms, this program is popular with our representatives because of the opportunities it provides to deliver to their clients superior asset management services at a potentially lower cost, and the potential for increased overall investment performance. Resulting transactional cost savings have been passed on to our representatives’ clients in the form of lower fees for improved service.

Other Fee Income

     Other fee income, primarily comprised of licensing and financial planning fees, decreased by 17.55% when comparing the current period to the prior period. This decrease stems mostly from less licensing revenues because of fewer registered representatives.

Marketing Revenue

     Net marketing revenues increased by 24.18% due to the increase in marketing support as a result of increased sales in the sponsorship company’s products.

Other Income

     Other income, consisting primarily of interest and dividends and gains/losses on investments, increased by 21.16% .The majority of the increase came from interest earned on account balances due to an increase in the average daily balance in our trading accounts.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

GROSS MARGIN				Gross Margin Retention			% of Total Gross Margin
		Gross Margin			Year Ended			Year Ended		Gross Margin
	Year Ended March 31,				March 31,			March 31,		Percent Change

										2007	2006
	2007	2006	2005	2007	2006	2005	2007	2006	2005	vs. 2006	vs. 2005
Commission:
Check & Application	$6,207,794	$4,950,592	$4,467,235	12.90%	12.01%	13.20%	41.04%	36.97%	40.10%	25.39%	10.82%
Trading	4,133,912	3,638,391	2,050,086	19.17%	19.71%	14.40%	27.33%	27.17%	18.40%	13.62%	77.48%
Insurance Products	225,654	281,489	342,978	99.13%	95.77%	98.30%	1.49%	2.10%	3.08%	-19.84%	-17.93%
Underwriting	25,387	6,907	17,766	10.00%	10.00%	15.30%	0.17%	0.05%	0.16%	267.55%	-61.12%
Advisory Services: (1)
A-Map (rep direct)	1,064,767	703,866	n/a	23.89%	24.00%	n/a	7.04%	5.26%	n/a	51.27%	n/a
Other	746,296	1,301,535	n/a	1.89%	13.50%	n/a	4.93%	9.71%	n/a	-42.66%	n/a

Total	1,811,063	2,005,401	1,647,048	25.78%	37.50%	42.60%	11.97%	14.97%	14.78%	-9.69%	21.76%
	~~________~~	~~________~~	~~_______~~	~~_____~~	~~______~~	~~_____~~	~~_____~~	~~_____~~	~~_____~~	~~______~~	~~_____~~

Licensing	743,477	911,692	1,004,307	100%	100.00%	100.00%	4.92%	6.81%	9.01%	-18.45%	-9.22%
Marketing	1,258,945	1,013,828	1,140,098	n/a	n/a	n/a	8.32%	7.57%	10.23%	24.18%	-11.08%
Other income	720,012	584,532	471,012	n/a	n/a	n/a	4.76%	4.36%	4.24%	23.18%	24.10%

Total Gross Margin	$15,126,244	$13,392,832	$11,140,530	18.90%	19.70%	20.20%	100.00%	100.00%	100.00%	12.94%	20.22%
	~~________~~	~~________~~	~~_______~~	~~_____~~	~~______~~	~~_____~~	~~_____~~	~~______~~	~~_____~~	~~______~~	~~_____~~

(1) Management during fiscal year end March 31, 2005 tracked all advisory services as one aggregate for gross margin reporting purposes .In fiscal year ended March 31, 2006 management switched to tracking the A-Map rep direct program separately from other advisory services programs.

     Gross margin rose by $1.76 million or 13.1% to $15.13 million for the current period primarily due to a $1.26 million or 25.4% increase in gross margin derived from our check and application programs. Also contributing to this rise was a $0.50 million or 13.62% increase from trading.

Check and Application

     The increase in gross margin from our check and application business came directly from an increase in sales volume of the variable annuity and direct participation components. As a result of a $7.62 million increase in sales from these product types, we achieved an increase of approximately $0.98 million in our profit margin in comparing the current period to the prior period. Please refer to the above commission revenue chart.

Profit margins from mutual fund sales, variable annuity sales, direct participation programs and other

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

check and application distribution programs generated $6.21 million or nearly 41.04% of the total gross margin compared to $4.95 million or 37.03% during the prior period. As reflected in the above gross margin table, margin from our check and application distribution programs comprised the greatest portion of our overall profit margin, with profit margin from trading being the next leading component among our principal categories. Investments in technology have allowed us to process this additional volume without adding a commensurate level of staff.

Advisory Services

     The Company’s continued emphasis on the A-MAP, our rep-directed asset managed program, is clearly reflected in our gross margin table as gross margin increased by $0.36 million or 51.27% . This gross margin improvement resulted directly from growth in assets under management in the program which, in management’s opinion, is due primarily to lower fees, improved services and increased awareness of this program.

     Management’s primary focus in the advisory services program has been to increase assets under management in the belief that it will generate an increase in the overall profit margin in advisory services even though the percentage retention rate may decrease as a result of lower fee rates. Although our retention rate from advisory services decreased compared to the prior period, it continues to exceed the rates generated by most of the other products and services we and our representatives provide. See “Gross Margin Table”, above. Management’s emphasis on delivering our A-MAP program is reflected in the gross margin table with a concomitant $0.56 million, or 42.66%, decrease in gross margin in Other Advisory Services including the older wrap fee programs.

Trading Services

     Trading Services profit margin increased by $0.50 million or 13.62% due primarily to a $0.38 million increase in the margin from our fees on account balances. These fees contribute directly to our profit margin as they require no commission payout. In addition, there was a $0.12 million increase in gross margins from trading activities that required a commission payout.

     As a result of the $0.38 million increase to our profit margin from non-commissionable fees on account balances, our payouts as a percentage of total trading revenue remained relatively flat for the comparative periods; however, payouts, as a percentage of commissionable trading, increased. Although our margin retention decreased slightly from 19.71% in the prior period to 19.17% in the current period, trading services remain the second largest component of revenue contributing to our gross margin.

     Despite a slight downward trend, the percentage retention rates generated by trading services and advisory services continue to exceed those generated by our check and application business. We intend to continue recruiting representatives who are duly licensed and otherwise capable of offering trading and advisory services to their clients.

Payout and Retention Rates

     Payouts to our independent representatives combined with other advisory and trading services costs, as a percentage of revenue generated by them, increased to 83.3% compared to 82.3% for the prior period. The corresponding decrease in our overall retention rate from 17.7% to 16.7% reflects a continuing transitioning of our sales force to higher producing representatives that command correspondingly higher payout rates (see Part I, Item I – “Our Process”) which was partially offset by a net increase in fees that do not generate payouts. In addition to selling more products through our check and application distribution programs, higher quality representatives have the potential to positively influence our overall retention rate because they are licensed to sell more of the higher margin products such as trading and advisory services.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

     Management carefully monitors our retention rates; however, we have chosen to focus more on total dollars retained. Management believes that, on average, increased payout rates earned by higher producing representatives will be more than offset by greater overall contributions to margin and increased firm profitability.

     Management is continuing their efforts to improve margin contribution by recruiting and retaining sophisticated Representatives who are duly licensed to offer a variety of brokerage and advisory products and services that generate higher commission retention rates than those obtained from check and application products. We experienced higher margins from trading as a result of ticket charges and fees pertaining to increases in account balances that flow entirely to the profit margin. With respect to advisory services, we receive fees on asset account balances that flow directly to the firm. Refer to Note 1 -- "Revenue Recognition - Advisory Fees" to our Condensed Consolidated Financial Statements.

OPERATING EXPENSES

     Operating expenses, which experienced a $4.32 million or 34.49% increase, are discussed in detail below.

Compensation and Benefits

     The largest component of operating expenses is compensation and benefits, which increased by $2.26 million or 35.61% . General salaries, which grew by 21.78%, accounted for $0.93 million of the increase. In addition, we experienced a $0.23 million increase in compensation paid to officers resulting from bonuses. Another significant contribution to the increase was a $0.76 million increase in stock compensation in the form of restricted stock awards to employees, directors, consultants and independent representatives. The increase in general salaries resulted primarily from the hiring and retention of 30 additional personnel in such functions as:

  Trading and Operations -- to continue to provide an increasingly higher level of service to our sophisticated representative force as a differentiator in the face of increasing competition,
  Compliance -- to meet the growing needs within the industry for internal control, quality supervision and continuing education to our independent representatives, as well as to reduce legal and settlement expenses,
  Representative recruitment -- to enhance our ability to recruit higher quality representatives,
  Legal Department -- to help reduce the need for traditionally more expensive outside counsel, and to provide additional services to our representatives and
  Other general administrative areas.

Regulatory, Legal and Professional

     Regulatory, Legal and Professional expenses increased by $1.83 million or 61.71% . The largest component of this increase was a $1.46 million increase in legal fees and settlement costs associated with the Massachusetts Proceedings referred to in footnote 15 to our Consolidated Financial Statements and described in detail in Part I, Item 3. “Legal Proceedings”. We have taken and will continue to take measures calculated to limit our ongoing exposure to legal proceedings arising from our operations. In this regard, there was a $0.15 million decrease compared to the prior period in legal fees and settlement costs associated with litigation other than the Massachusetts Proceedings. Management believes, although there can be no assurances, that the Massachusetts Proceedings will prove to be atypical, in terms of financial impact, of legal proceedings that will be generated in the future in connection with our on-going operations).

The Company’s legal expenses, other than those associated with the Massachusetts Proceedings,

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

decreased for the comparative period. Management believes this result is directly attributable to the Company’s risk-based management approach that seeks to minimize risk by improving the quality of its associated registered representatives while committing resources to educate and train our sales force, efficiently and accurately process their business, and appropriately supervise their business activities.

     The Company's legal accrual increased by $0.67 million to $1.10 million as of March 31, 2007 from $0.43 million as of March 31, 2006 as a result of the settlement in the Massachusetts Proceeding. The Company also had various arbitration claims filed against it that warranted an additional accrual increase. As we operate in an increasingly litigious industry embedded with regulation, we will continue to invest significant resources to reduce the likelihood of future litigation exposure by promoting accuracy, ensuring sound operational techniques and applying appropriate compliance measures.

Advertising

     Advertising, including related marketing expenses, decreased by $0.02 million or 2.32%, primarily reflecting decreased spending on officer travel.

Communications

     Communications expenses decreased by $0.11 million or 19.0%, primarily due to a decrease in printing and website costs offset by an increase in telephone expenses. The costs savings in printing expenses were achieved by communicating to our prospective representatives by emailing our product literature instead of direct mailing. The Company's website is currently used to target new revenue streams by providing access to information through the website and other Internet publications. Communication efforts and related expenses, which also include investor/public relations, conference, and telephone, have historically been positively correlated with the overall growth of our business. Our website and newsletter, "The Capitalist", have become effective media to communicate to qualified Representatives for recruitment purposes.

Occupancy

     Occupancy expenses increased by $0.30 million or 43.31% primarily as a result of opening Investment Centers in Braintree, MA, Manhattan, NY and Bedford, NH and a new Business Center in Miami, FL. Furthermore, we leased additional space for senior management and our marketing department at a separate Lynnfield, MA location. The Company also experienced an increase in depreciation due to acquiring additional fixed assets in the form of new computers for the additional staff, leasehold improvements and additional furniture and fixtures for the home office in Lynnfield, MA to accommodate the increased number of employees.

Other Administrative

     Other administrative expenses, which include various insurance, postage, office and computer-related expenses, increased slightly by $0.08 million or 7.81% . Management continues to mount a concerted effort to reduce general office and postage expenses through several cost saving methods.

Interest Expense

Interest expense decreased by 25.13% reflecting less margin balances in our firm accounts when comparing the current period to the prior period.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

OPERATING AND NET LOSSES

     The fact that the Company registered operating and net losses during the current period, compared to the operating and net profit during the prior period, can be attributed primarily to expenses related to the Massachusetts Proceedings and resulting settlement that totaled approximately $2.20 million during the current period. See Part I, Item 3. “Legal Proceedings”.

     Despite a 15.23%, 20.22% and 12.94% increase in gross profit over the prior year for the fiscal years ended March 31, 2005, 2006 and 2007, respectively, the Company has experienced a negative trend in earnings during this same overall period. The trend is attributable to increases in total operating expenses of 23.73%, 22.14% and 34.49% for the comparable periods. These operating expense increases have been driven primarily by significant increases in compensation and benefits and in professional fees and legal settlement costs.

     In order to remain competitive, the Company has increased the number of home office staff by 36% over the two year period ended March 31, 2007. Central to this staff enhancement, was the hiring of additional compliance staff, which typically are among the higher-paid of our employees. In addition, salary increases have been necessary to attract and retain higher quality employees so that service levels to our field force are constantly improved. Improvements in our service levels are believed to enhance our current representatives’ productivity and our ability to attract quality new representatives which, in turn, is believed to be a driving force behind the increase in gross profit experienced over the past three years.

     The growth in the number of employees has corresponded with a significant cost increase during the same period in our 100% Company-funded employee health care program in addition to various office and infrastructure expenses in order to house and support the additional employees necessary to remain competitive during the period. Additionally, the Company has committed considerable resources to retaining its key managers and employees in the form of its shareholder approved equity incentive plans. Stock grants authorized under the 2005 plan were made to certain key employees during fiscal year ended March 31, 2007 at considerable expense to the Company.

     Professional (legal and audit) fees and legal settlement costs have also increased significantly over the last three fiscal years and have contributed above all other operating expenses to the negative earnings trend noted above. In addition to an adverse 2005 civil court verdict experienced by the Company resulting from commercial litigation unrelated to its core business, the Company incurred material legal costs in the fiscal years ended March 31, 2006 and 2007 as a result of its prolonged and vigorous defense of a November 2005 Administrative complaint filed against it by the Securities Division of the Secretary of the Commonwealth of Massachusetts (the “Massachusetts Proceedings”). The Company eventually settled this matter at considerable additional expense. Although there can be no assurance, management believes that the expense of litigating and settling the Massachusetts Proceedings will prove to be atypically high compared to legal proceedings that may be expected to continue to be brought against the Company in the future in the litigious and highly regulated environment in which we operate. For further details regarding the Massachusetts Proceeding and other legal proceedings, see Part I, Item 3. – “Legal Proceedings” and “Note 15- Litigation” in this Form 10-K.

     But for the cost of the Massachusetts Proceedings and settlement, management believes that the aforementioned negative earnings trend would not have continued during the fiscal years ended March 31, 2006 and 2007. Further, although there can be no assurances, management believes that there is no present reason to expect the historical negative earnings trend to continue as a result of costs incurred in matters of this type.

Fiscal Year Ended March 31, 2006 Compared with Fiscal Year Ended March 31, 2005:

     Results reported for the fiscal years ended March 31, 2006 and 2005 are comparatively discussed below to the extent that explanations for comparative variances in results for these two fiscal years differ from

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

the explanations given above for variances in the results for the fiscal years ended March 31, 2007 and 2006.

REVENUES

     Our revenues rose $12.84 million, or 23.3%, to $68.00 million despite the effects on the economy of increases in interest rates and energy prices. Revenues from commissions increased by $11.37 million or 23.4% for the current period compared to the prior period. Advisory services revenue also increased by $1.45 million or 39.0% between the same comparative periods. The significant increase in our revenues reflects general revenue growth in the diversified investment sector of the financial services industry as well as other factors discussed below.

     Revenue growth continues to be supported by our efforts in recruiting sophisticated and experienced representatives who are qualified and likely to engage in brokerage and investment advisory services. We had a 19.82% increase in recruitment of new representatives during the fiscal year ended March 31, 2006 compared to the prior year. Revenue growth from these new recruits generated a $2.20 million or 90.80% increase in corresponding revenues.

     Revenues of $1.22 million or 55.29% of this $2.20 million increase, and 44.16% of all current period revenues from representatives, were derived from trading or brokerage services. Our progress in recruiting representatives who are qualified and likely to engage in trading services have resulted in a 145.78% increase for the year ended March 31, 2006 compared to the fiscal year ended March 31, 2005.

Recruiting Statistics	Year Ended March 31,		Change	Percent Change
	2006	2005	2006 vs. 2005	2006 vs. 2005

Product Type
Mutual Funds, Variable Annuities, Direct Participation Programs, Other	$ 2,186,700	$ 1,293,029	$ 893,671	69.11%
Trading Services(brokerage)	2,054,522	835,935	1,218,587	145.78%
Advisory Services	390,164	298,421	91,743	30.74%

Total	$4,631,386	$2,427,385	$2,204,001	90.80%
	~~__________~~	~~_________~~	~~__________~~	~~__________~~

Commissions

     Commissions from variable annuities and trading made up the largest increase in commission revenue. Variable annuities and trading commissions represented $7.68 million or 67.53%, of the increase during the current period when compared to the prior period. Also, commissions from direct participation programs, which predominantly include REIT’s (Real Estate Investment Trusts) and oil and gas programs increased by $2.71 million or 47.28% .

		Commission Revenue
					percentage
				percent of total	increase 2006 vs
Product Type	2006	2005	2006 vs 2005	Increase	2005
Variable Annuities	$ 22,766,073	$ 19,300,208	$ 3,465,865	30.49%	17.96%
Trading (brokerage)[1]	18,457,135	14,245,778	4,211,357	37.04%	29.56%
Mutual Funds	8,665,442	7,874,316	791,126	6.96%	10.05%
Direct Participation Programs	8,436,466	5,728,231	2,708,235	23.82%	47.28%
Other	1,703,615	1,511,519	192,096	1.69%	12.71%
	_________	_________	_________	_________	________
Total Commission Revenue	60,028,731	48,660,052	$ 11,368,679	100.00%	23.36%
	~~_________~~	~~_________~~	~~_________~~	~~_________~~	~~________~~

1. Revenue designated as Trading (brokerage) includes revenue from mutual funds sold through our trading platform.

     Although commissions from variable annuities comprise the largest component of commission revenue, the Company’s revenue base has been shifting toward the brokerage area, which represented 37.04% of the total increase in commission revenues. An increasing number of our representatives conduct their

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

business in brokerage accounts which, in turn, improves our margins.

The trend towards brokerage reflects a concerted effort on our part to recruit sophisticated representatives with series 7 licenses who utilize our brokerage platform. As a result of the shift toward brokerage products, the Company experienced higher overall profit margins from sales of the resulting product mix during the current period compared to the prior period. See “— Gross Margins” below.

Advisory Fees

     Advisory services typically provide significantly higher margins than traditional broker-dealer products such as variable annuities and mutual funds. See “ – Gross Margins”. Accordingly, we have been encouraging our representatives to convert more of their business to advisory services. Although we do not control which advisory services our representatives provide for their clients, we continue to make concerted efforts to attract them to our proprietary advisory services programs through seminars, trade shows and direct telemarketing.

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

     Revenues from our fund-managed F-MAP or separately managed S-MAP accounts, where investment advisory services are provided by EPA and ICA instead of our independent representatives, increased by $0.50 million or 42.8% between the comparative periods. Over recent quarters revenues from the fund-managed category have slightly declined due to the termination of accounts where asset values have fallen below a minimum level. Also, management has not been aggressively marketing this program compared to the rep-directed asset-managed program and S-MAP program.

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

     Revenues from advisory services provided to mutual funds decreased by $.07 million when compared to the prior period, reflecting the termination during the current year of the Company’s management agreement pursuant to which it had been providing advisory services to mutual funds. Our mutual funds constituted only $0.25 million or 6.8% of the total advisory services revenue category for the year ended March 31, 2005, and $0.18 million or 3.6% for the fiscal year ended March 31, 2005.

     Our current success to our advisory services program recently has been a result of an enhanced online platform that we offer to our representatives, enabling them to perform their services of asset allocation in a more cost effective way. In addition, these savings have been passed on to the client, resulting in lower fees charged for an improved service.

Other Fee Income

     Other fee income decreased by $0.05 million or 4.00%, resulting mostly from a $0.18 million decrease in administrative fees for providing regulatory services to our representatives in connection with annual renewals of their NASD licenses and errors and omissions (E&O) policy enrollment. Most of this variance stems from the timing in the collection of an (E&O) adjustment during the first quarter for year

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

ended March 31, 2005. There was no (E&O) adjustment for year ended March 31, 2006.

     Offsetting the above-mentioned decrease was a $0.09 million increase in financial planning fees from sophisticated representatives providing portfolio strategy for their clients’ asset-managed accounts. In addition, we experienced a $0.10 million dollar increase in other administrative fees to cover the increase in compliance costs for the maintenance of books and records.

     Finally, there was a $0.06 million decrease in administration fees on asset-managed accounts as a result of the termination of several of these accounts when asset balances fell below minimum levels.

Marketing Revenue

     Net marketing revenues decreased by $0.13 million or 11.1%, reflecting a $0.23 million increase in the cost to host our annual national convention held in Boston in October 2005 and our Diamond Achiever conference in March 2006. Offsetting this decrease was a $0.87 million dollar increase in marketing support revenues from several fund companies based on increases in sales volume of their products. We also saw a $0.02 million increase in marketing support revenues from our regional meetings and sales of ancillary items such as apparel, bags, hats with our logo and blast email services.

Other Income

     Other income, consisting primarily of interest and dividends and gains or losses on investments, increased by $0.17 million for the comparative current period to the prior period. The majority of the increase came primarily from interest earned on account balances due to the increase in daily average balance in our trading accounts.

GROSS MARGINS

     Gross margin rose by $2.23 million or 20.0% to $13.40 million for the current period primarily due to a $1.60 million or 77.5% increase in gross margin derived from trading over the prior period.

Trading

     The increase in gross margin from trading reflects an increase in brokerage commissions and a reduction in clearing charges due to increased sales volume, increased commission retention rates, and more fee income within corporate accounts.

     Contributing to this improvement in gross margins from trading was a $0.38 million increase in the margin from our trails and from money market on account balances and a $1.22 million contribution from net trading commissions. The primary increase in gross margins from trading commission is derived from a $1.10 million increase in net trade commissions from lower producing / payout representatives. The combined effect of these factors was an increase in our average payout retention in brokerage services from 24.6% in the prior period to 30.7% in the current period which, in turn, contributed to an increase in our gross trading margin from 14.40% to 19.71% . Please refer to Gross Margin Table above.

     Other factors contributing to the increase in gross margin from trading was that there was a $0.21 million trading error in April of 2004 that was realized in fiscal 2005 as well as investments in personnel and technology to expand and upgrade the capabilities of our trading and operations department that enabled us to more efficiently service the increase in trading volume. Through our efforts we are continuing to recruit more capable and experienced representatives who can offer a broader range of brokerage products which have a greater profit margin compared to the normal mutual fund and variable annuity products (see “—Commissions”, above).

Advisory Services

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

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

     Although we experienced an increase in profit margin from advisory services during the comparative period, our retention rate decreased from 42.6% to 37.5% . There were a couple of factors contributing to this retention percentage decrease. Advisory fee rates derived from rep-directed business declined slightly, reflecting decreases in the commission retention rate for client accounts whose balances reached levels that trigger automatic retention rate reductions. Also, as a result of terminating the management agreement associated with the mutual funds we no longer receive any advisory fees from that revenue component which directly contributed to our margin

Although our retention rate from advisory services decreased compared to the prior period, this category on a percentage-retention basis still retains a higher profit margin than most of the other products or services we and our representatives provide. (See –“Gross Margin Table”, above).

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

OPERATING EXPENSES

     Operating expenses, which experienced a $2.27 million or 22.1% increase for the year ended March 31, 2006, are discussed in detail below:

Compensation and benefits

     The largest component of operating expenses is compensation and benefits which increased by $0.63 million or 11.1% during the current period. This is substantially below the absolute and percentage growth rates achieved in revenues and gross margins. This change includes primarily an increase in general salaries of $0.67 million offset by a decrease in officer’s salary of $.07 million primarily as a result of the resignation of EPA’s president during our fiscal quarter ended June 30, 2005. There was also a $0.08 million decrease in stock option compensation due to a reduction in the value of stock options distributed based on the “Black-Scholes Method” of option valuation for the comparative years ended

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

March 31, 2006 versus March 31, 2005.

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

Regulatory, legal and professional

     Regulatory, legal and professional expenses increased by $1.44 million or 94.2% . The largest component of this increase was a $0.87 million or 264% increase in non-in-house legal fees, $0.74 million of which was incurred in connection with the Massachusetts Proceedings described in detail in Part I, Item 3 “Legal Proceedings”. An additional $0.13 million of this increase arose from other actions that management believes, with advice of counsel, are of the exposures likely to be presented by our ongoing operations.

     There were $0.31 million in legal settlements from dealings uncommon to our business that contributed to the $0.54 million increase in lawsuit settlement expenses. We also experienced a $0.23 million dollar increase in lawsuit settlements arising from transactions conducted in the normal course of business.

     We increased our accruals for legal expenses from $0.25 million for the prior period to $0.43 million for the current period. Please refer to Footnote 15 to the Condensed Consolidated Financial Statements. In addition, since we operate in an industry embedded with regulation, we will continue to invest significant resources to reduce the likelihood of future litigation by promoting accuracy, ensuring sound operational techniques and providing appropriate compliance measures.

     Finally, we experienced a $0.04 million increase in accounting expenses, primarily audit-related, while regulatory and professional expenses remained essentially flat for the comparative periods.

Advertisement and Marketing

     Advertising expenses increased overall by $0.13 million or 17.36% due to a change in the overall marketing approach in our recruitment process. Management determined that it was more effective to communicate to a potential representative force with general marketing materials. As a result of this marketing strategy, general marketing expenses increased by $0.09 million offset by a $0.05 million decline in advertising expenses (magazines, brochures). Also there was $0.10 million dollar increase in meals and entertainment as a result of the officers of the Company continuing to meet potential representatives.

Communications

     Communications expenses increased by $0.07 million or 12.6%, primarily due to increases in printing and website expenses approximating $0.02 million and $0.04 million, respectively. These costs were incurred to target new revenue streams by providing access to information through the Internet and other publications. Communication efforts and related expenses, which also include investor/public relations, conference, and telephone, have historically been positively correlated with the overall growth of our

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

business. Our website and newsletter “The Capitalist” have become effective medium to communicate to potential qualified representatives for recruitment purposes.

Occupancy

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

Other Administrative

     Other administrative expenses, which include various insurance, postage, office and computer-related expenses, decreased by $0.09 million or 8.20% . The Company experienced a $0.08 million increase in office expenses related primarily to the opening of a new recruitment office in Miami, Florida and the cost of a full year of operations of our Los Angeles, California recruitment office. Increases in other administrative expenses also included $.01 million of additional office supply expense, a $0.03 million increase in bank charges resulting from a heavy volume credit card transactions to process representative license renewals, a $0.02 million increase in other taxes due to the prior year’s adjustment regarding sales and use tax, and a $0.01 million increase in donations.

     Offsetting those increases, computer maintenance services declined by $0.07 million reflecting a greater reliance on in-house staff to service our computer systems and maintain our website. Postage decreased by $0.02 million as a result of paying commissions through Electronic Funds Transmission (EFT) and providing commission reports to our representatives over our website versus mailing out their check and commission statement. Also, the Company utilized the United States Post Office for overnight deliveries, which is less expensive than other parcel couriers.

     Other declines in office related expenses were from mutual fund expenses which experienced a $0.08 million decline due to the termination of the management agreement for the mutual funds, and a $0.07 million decline in bad debt expenses from the write off of bad debt related to loans extended to our representatives. No loans were written off during the fiscal year ended March 31, 2006.

Interest Expense

Interest expense increased by 18.16 % in comparing the prior period to the current period.This was primarily due from interest on margin balances on firm accounts and from interest on short term obligations.

OPERATING INCOME

     Operating income decreased by $0.02 million or 1.93% due to an increase in operating expenses of 22.1% . The most significant contributors to the increase in operating expenses were $0.74 million in legal fees in the Massachusetts Proceedings and an additional $1.05 million in legal fees and settlements incurred in other legal proceedings that the Company believes in the aggregate will prove to be atypically heavy when compared with legal related expenses incurred in the course of future operations.

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

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

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

     Cash inflows historically have come primarily from the Company’s core broker-dealer and investment advisory services which, in recent years, have proven profitable except during the most recent fiscal year when financial results were reduced by $2.20 million in costs associated with the Massachusetts Proceedings (see Part I, Item 3. “Legal Proceedings”). This historic profitability typically has followed an annual cycle of relatively average profitability during the first and third fiscal quarters, relatively low profitability during the second fiscal quarter (when several representatives and their clients are on summer vacation), and relatively high profitability during the fourth fiscal quarter (when several representatives and their clients start a new business and investment year).

     In addition to the annual profitability cycle, negative fluctuations and general uncertainty in financial markets can have a negative impact on cash flow. The Company works to minimize this impact by aggressively recruiting sophisticated representatives who can offer diversified products that continue to meet the needs of their clients despite changing market conditions.

     The Company takes a proactive approach to minimizing or even preventing the occurrence of other events that may lead to unexpected cash outflows, including lawsuits, trade errors and fines from regulatory agencies such as the NASD or the SEC. A key to this approach is ensuring that adequate controls over our operations and those of our representatives are implemented and periodically updated. As part of this effort, substantial resources have been committed to enhancing the capabilities of our compliance team, whose tasks include assuring that our representatives give proper weight to the circumstances and interests of their clients when recommending investment options. The Company also allocates resources to stay current with the many rules and regulations applicable to our business by assisting in the education and training of our sales representatives and staff.

     As of March 31, 2007, cash and cash equivalents totaled $5.50 million as compared to $7.72 million as of March 31, 2006. Working capital as of March 31, 2007 was $5.32 million as compared to $8.04 million as of March 31, 2006. The ratio of current assets to current liabilities was 1.80 to 1 as of March 31, 2007 as compared to 2.70 to 1 as of March 31, 2006, principally due to cash disbursements of $1.72 million over the course of the current period resulting from the Massachusetts Proceedings and settlement.

     Operations used $0.11 million in cash for the year ended March 31, 2007 as compared to $0.22 million of cash used for the year ended March 31, 2006.

     In comparing cash flow from operating activities for fiscal year ended March 31, 2007 to fiscal year ended March 31, 2006, we can see that cash flow decreased by $1.53 million as a result of a net loss of $1.08 million for the current period versus net income of $0.45 million in the prior period. The $1.72 million used in the Massachusetts Proceedings and settlement more than accounted for the swing in cash flow from operating activities.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

     Also during the current period we incurred stock based compensation in the form of restricted stock that is a $0.76 million year ended non-cash add back adjustment in comparing the current to the prior period. We also had additional cash flow increases of $1.40 million from incurred liabilities, including $0.48 million of expense accruals related to the Massachusetts Proceedings and settlement. Finally, deferred taxes reduced cash flow by $0.64 million.

     Cash outflows from investing activities for the current period totaled $2.74 million of which $0.92 million resulted from purchasing equipment as well as technology and leasehold improvements. In addition, we invested $1.73 million in US Treasury Bills and Notes.

     As part of our financing activities we paid a $0.25 million cash dividend on June 29, 2006 to shareholders of record as of June 15, 2006. In addition, we incurred a short term note obligation to finance insurance premiums which increased cash flow by $0.74 million.

     As of March 31, 2006, cash and cash equivalents totaled $7.72 million as compared to $8.62 million as of March 31, 2005. Working capital as of March 31, 2006 was $8.04 million as compared to $9.08 million as of March 31, 2005. The ratio of current assets to current liabilities was 2.70 to 1 as of March 31, 2006 as compared to 3.31 to 1 as of March 31, 2005.

     Operations used $0.22 million in cash for the year ended March 31, 2006 as compared to providing $0.82 million cash for the year ended March 31, 2005. Cash flow from operations, in comparing the current period to the prior period, decreased by $1.04 million as a result of several factors. We experienced a $0.17 million decrease in net income. We had a cash flow decrease of $1.54 million from our trade receivables and a $0.40 million decrease in accounts receivable “asset held for sale”. We also had a $0.17 decrease in loan grants to registered representatives to help grow their businesses.

     Also comparing cash flow from operations for the year ended March 31, 2006 to the year ended March 31, 2005, we experienced a $0.78 million cash flow increase from income taxes, a $0.33 million decrease from current payables in accounts payable and accrued expenses and a $0.74 million increase resulting from commission payables.

     Cash outflows from investing activities for the year ended March 31, 2006 comprised $0.65 million of which $0.41 million was for purchasing equipment as well as technology and leasehold improvements. Also, we had a $0.15 million cash outflow for an investment through a private placement.

     Finally, as part of our financing activities we paid a $0.12 million cash dividend on May 16, 2005 to shareholders of record as of May 2, 2005, offset by $0.09 million received in financing debt for our insurance premiums.

     Cash disbursements for legal-related matters during the year ended March 31, 2007 totaled $2.62 million including $1.72 million for legal fees relating to the Massachusetts Proceedings and $0.50 million for the initial payment pertaining to the settlement of the Massachusetts Proceedings. Subsequent to the March 31, 2007 there will be at least an additional $0.50 million to be paid to the “eligible purchasers” of equity indexed annuities and/or the State of Massachusetts under the terms of the consent agreement. Management at this time does not foresee such future cash out flows exceeding $0.50 million that will impact our future cash position. Payments to eligible purchasers since December of 2006 have totaled $.04 million to the date of this Form 10-K. See Part I, Item 3. “Legal Proceedings”.

     Management believes, although there can be no assurances, that the current period net cash outflow --which reflects unusually burdensome expenditures to defend and settle the Massachusetts Proceedings --will not be indicative of future cash outflow trends. The scale of the financial damage resulting from the Massachusetts Proceedings has been atypical of legal proceedings that the Company has experienced to date and, in management’s estimation, will prove to be atypical of legal proceedings that may be expected to occur in the future. Whether or not management’s expectations will come to fruition may in no small measure depend on the degree to which we succeed, through a continually evolving and robust compliance regime, in assuring that the firm and its independent representatives operate in conformity

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

with the many laws, rules and regulations pertaining to our broker-dealer and investment advisory operations.

     The unprecedented disbursements during the fiscal year ended March 31, 2007 associated with the Massachusetts Proceedings have had a significant negative impact on our brokerage firm's net capital ratio. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that ICC, our broker-dealer subsidiary, maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, the Company’s net capital ratio would exceed 10 to 1 or if we would have less than 120% of our minimum required net capital. As of March 31, 2007, ICC had net capital of $1.05 million (i.e., an excess of $0.52 million) and a 7.59 to 1 net capital ratio as compared to net capital of approximately $0.96 million (i.e., an excess of $0.53 million) and a 6.63 to 1to 1 net capital ratio as of March 31, 2006.

     In December 2006, ICH infused $1.3 million in capital to ICC to offset the cash drain resulting from the Massachusetts Proceedings and settlement. The Company's legal accrual increased considerably to $1.10 million as of March 31, 2007 from $0.43 million as of March 31, 2006 primarily as a result of the settlement of the Massachusetts Proceedings. The Company also had other various arbitrations filed against it that warranted a portion of the accrual increase.

     During the current period the increase in our legal accrual impacted ICC's net capital ratio and excess net capital. The Company does not consider this to be a trend and does not currently anticipate that similar accrual increases will be a recurring necessity. See Footnote 5 to our Consolidated Financial Statements.

     The Company currently has ample cash to cover additional accruals and disbursements resulting from these proceedings. Despite these legal proceedings, that increased our legal accrual, the Company remains focused on committing the resources necessary for continued growth.

     During the fiscal year ended March 31, 2006 in its former role as investment adviser to the Eastern Point Advisors Funds Trust family of mutual funds, Company disbursements to pay fund expenses that exceeded their respective caps averaged $0.08 million per quarter. As previously noted, the Company agreed to terminate its management contract with the Trust and, accordingly, the Company received a net cash flow infusion of $0.18 million for the year ended March 31, 2006 versus a $0.39 million cash flow outlay for the year ended March 31, 2005. See Part I, Item 1 – “Retail Mutual Funds”

     For the year ended March 31, 2005, cash inflows from operating activities primarily came from net income, which contributed $0.62 million as well as the collection of $0.38 million of accounts receivable and $0.59 million from current liabilities in accrued expenses and accounts payable. Cash flows decreased by $0.68 million primarily from $1.02 million in payments of income taxes. Cash flows also decreased by $0.19 million for payment of commissions and $0.18 million for loans to representatives to help them grow their business. Finally we had a cash outflow of $0.15 million to the NASD to pay a note in full.

     ICC made a business decision in the fiscal year ended March 31, 2003 to conclude an NASD investigation into supervisory procedures relating to the period of January, 2000 through July, 2002. While we considered disputing the allegations in a formal proceeding, we estimated the cost of doing so to be prohibitive. Furthermore, we sought to avoid disruption of our operations. Accordingly, while neither admitting nor denying the allegations, we consented to a number of findings in order to resolve the matter in its initial stages. Repayment of the resulting settlement note to NASD did not have a material effect on cash flow at any time during the current period as the note was fully paid on August 19, 2004. The Company has implemented and maintains an adequate system of supervisory and regulatory procedures and does not foresee any material deficiencies in the future in this regard.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

     From investing activities we had cash outflows of $0.27 million for equipment and technology. As part of financing activities we had a cash flow decrease of $0.04 million. This was the result of a $0.07 million payment on a note to finance our insurance premiums offset by $0.03 million in proceeds from options being exercised.

CONTRACTUAL OBLIGATIONS
Payments Due by period
Contractual Obligations	Total	less than 1 year	1-3 years	3-5 years	After 5 years

Short- term loans and notes payable[1] ,
lines of credit and other short- term
borrowings	$ 838,358	$ 838,358	$ -	$ -	$ -
Operating leases[2]	2,128,151	601,533	1,202,506	324,112	-
	__________	__________	__________	__________	___________
Total	$ 2,966,509	$ 1,439,891	$ 1,202,506	$ 324,112	$ -

1. Refer to Note 11 of the Notes to Consolidated Financial Statements for information regarding short- term loans and notes payable.

2. Refer to Note 14 of the Notes to Consolidated Financial Statements for information regarding operating leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is present in our business due to, among other things, price changes in equities, changes in interest rates, and credit ratings in debt instruments. This risk relates both to financial instruments we hold as investments and those we hold for trading purposes.

     As of March 31, 2007, we held U.S. Treasury bonds with an amortized value totaling $1,738,842. Although we intend to hold these bonds to maturity, if we determined to liquidate our position in these bonds prior to maturity, the proceeds from their sale would depend on fluctuations in their market value that reflect, among other things, fluctuations in prevailing interest rates. See “Note 6 – Investments” to our Consolidated Financial Statements.

     We own an equity position in the Rising Dividend Fund with a market value of $176,078 as of March 31, 2007. The value of this position fluctuates daily.

     Market risk is present in our normal business activity as a result of our involvement as principal in the execution of trading activity and delivery of fixed and variable investment products. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting client needs while earning a positive spread. As of March 31, 2007, we held in inventory for trading purposes securities valued at $206,530. We conduct our business as a brokerage and advisory firm clearing through another broker dealer on a fully disclosed basis to minimize our market risk. In our view, exposure to market risk, trading volatility and illiquidity of securities held from time to time in the firm’s inventory accounts could potentially have a material adverse effect on our financial position.

     Additional information pertaining to market risk is contained in Part II, Item 7. "Managements' Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Investors Capital Holdings, Ltd. And Subsidiaries

Lynnfield, MA

     We have audited the accompanying consolidated balance sheet of Investors Capital Holdings, Ltd. and subsidiaries (the “Company”) as of March 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the one year period ended March 31, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Investors Capital Holdings, Ltd. and subsidiaries for the two years ended March 31, 2006 and 2005 were audited by other auditors whose reports dated May 17, 2006, and May 11, 2005, respectively, expressed unqualified opinions on those financial statements.

     We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2007 and the consolidated results of their operations and their cash flows for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ UHY LLP

Boston, Massachusetts June 29, 2007

F-1

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries

Lynnfield, MA

     We have audited the accompanying consolidated balance sheet of Investors Capital Holdings, Ltd. and subsidiaries as of March 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position the Company at March 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Brown & Brown, LLP

Boston, Massachusetts May 17, 2006

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

	INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2007	2006
Assets

Current Assets

Cash and cash equivalents	$ 5,498,259	$ 7,718,682
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,336,234	4,163,658
Note receivable-sale of asset (current)	8,561	8,561
Loans receivable from registered representatives(current)	470,492	379,222
Prepaid income taxes	35,078	-
Marketable securities, at market value	206,530	73,702
Investment (short term)	745,315	-
Prepaid expenses	482,882	261,888
	__________	__________
	11,958,351	12,780,713

Property and equipment, net	1,396,793	772,498

Long Term Investments
Loans receivable from registered representatives	191,305	223,019
Note Receivable-sale of asset	747,617	747,617
Equity Investments,at cost	190,000	190,000
Investments	1,169,606	159,150
Cash surrender value life insurance policies	275,201	181,872
	__________	__________
	2,573,729	1,501,658
Other Assets
Other assets	72,199	22,644
Deferred tax asset, net	889,128	248,314
	__________	__________
	961,327	270,958

TOTAL ASSETS	$ 16,890,200	$ 15,325,827
	~~__________~~	~~__________~~

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable	$ 773,636	$ 775,774
Accrued expenses	1,871,694	1,082,610
Notes payable	838,358	94,573
Unearned revenues	100,363	104,779
Commissions payable	3,049,900	2,432,596
Income taxes payable	-	198,026
Securities sold, not yet purchased, at market value	711	51,386

__________		_________
	6,634,662	4,739,744
Long-Term Liabilities

Total liabilities	$ 6,634,662	$ 4,739,744

Commitments and contingencies (Note 14)

Stockholders' Equity:

Common stock, $.01 par value, 10,000,000
shares authorized;6,209,421
in 2007; 5,794,246 issued and 5,790,361 outstanding in 2006 .	62,094	57,942
Additional paid-in capital	9,721,749	8,740,780
Retained earnings	468,506	1,797,789
less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	33,324	19,707

Total stockholders' equity	10,255,538	10,586,083
___________		__________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 16,890,200	$ 15,325,827
	~~___________~~	~~__________~~

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
		YEARS ENDED
		March 31,
	2007	2006	2005
Revenues:
Commission	$ 70,273,816	$ 60,028,731	$ 48,660,052
Advisory fees	6,767,136	5,147,907	3,702,556
Other fee income	941,969	1,142,454	1,189,737
Marketing revenue	1,258,944	1,013,828	1,140,098
Other income	811,163	669,508	473,091

Total revenue	80,053,028	68,002,428	55,165,534
Commission and advisory fees	64,926,784	54,609,596	44,025,004

Gross profit	15,126,244	13,392,832	11,140,530

Operating expenses:
Advertisement and marketing	874,862	895,658	763,192
Communications	489,185	603,964	536,386

Selling expenses	1,364,047	1,499,622	1,299,578

Compensation and benefits	8,604,346	6,344,945	5,713,028
Regulatory, legal and professional	4,795,947	2,965,689	1,527,256
Occupancy	995,985	695,003	616,718
Other Admistrative expenses	1,044,500	968,825	1,055,368
Interest expense	35,775	47,782	40,440

Administrative expenses	15,476,553	11,022,244	8,952,810

Total operating expenses	16,840,600	12,521,866	10,252,388

Operating (loss) income	(1,714,356)	870,966	888,142
(Loss) income before taxes	(1,714,356)	870,966	888,142
(Benefit)Provision for income taxes	(630,290)	421,328	269,033

Net (loss) income	$ (1,084,066)	$ 449,638	$ 619,109

Earnings per common share
Basic earnings per common share:	$ (0.18)	0.08	0.11

Diluted earnings per common share:	$ (0.18)	$ 0.08	$ 0.10

Share Data:
Weighted average shares used in basic earnings per
common share calculations	5,928,238	5,766,686	5,735,287
Plus:Incremental shares from assumed exercise of
stock options	172,617	144,343	186,917

Weighted average shares used in diluted earnings per
common share calculations	6,100,855	5,911,029	5,922,204

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
-------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
Years Ended March 31, 2007, 2006 and 2005
---------------------------------------------

	Common	Amount Additional Comprehensive			Retained	Treasury	Accumulated
	Stock		Paid-In	Income	Earnings	Stock	Other
	Shares		Capital		(Deficit)		Comprehensive	Total
							Income (Loss)

Balance at March 31, 2004	5,731,598	57,316	8,520,931	-	844,670	(30,135)	12,157	9,404,939

Stock based compensation	25,750	257	170,635					170,892
Comprehensive income:
Net income				619,109	619,109
Other Comprehensive Income:
Unrealized (losses) on securities:
unrealized holding (losses) arising during
period no tax effect				(385)
Less: reclassification adjustment for gain				(11,772)

Other Comprehensive Income				(12,157)			(12,157)

Comprehensive Income				606,952				606,952

Balance at March 31, 2005	5,757,348	57,573	8,691,566	-	1,463,779	(30,135)	-	10,182,783
Stock based compensation	36,898	369	49,214					49,583
Comprehensive income:
Net income				449,638	449,638
Other Comprehensive Income:
Unrealized gain on securities:							-
Unrealized holding gains arising during				19,707
period no tax effect
no reclassification adjustment required				-

Other Comprehensive Income				19,707			19,707

Comprehensive Income				469,345				469,345

Dividend payment to shareholders					(115,628)			(115,628)
Balance at March 31, 2006	5,794,246	57,942	8,740,780	-	1,797,789	(30,135)	19,707	10,586,083

Stock based compensation	415,175	4,152	980,969					985,121
Comprehensive income:
Net (loss)				(1,084,066)	(1,084,066)
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising during				13,617
period no tax effect
no reclassification adjustment required				-

Other Comprehensive Income				13,617			13,617

Comprehensive Loss				(1,070,449)				(1,070,449)

Dividend payment to shareholders					(245,217)			(245,217)

Balance at March 31,2007	6,209,421	62,094	9,721,749	-	468,506	(30,135)	33,324	10,255,538

Reclassification disclosure:

There was no reclassification adjustment required for an unrealized gain of $13,617 on available-for-sale securities for the year ended March 31, 2007.

There was no reclassification adjustment required for an unrealized gain of $19,707 on available-for-sale securities for the year ended March 31, 2006.

Net unrealized losses on available-for-sale securities for the year ended March 31, 2005 were $385. Such amount has been adjusted to $12,157 to reflect a reclassification of the gain of $11,772 on the sale of a security, with no tax effect, when the asset was sold.

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Years Ended March 31, 2007, 2006 and 2005
	2007	2006	2005

Cash flows from operating activities:

Net (loss) income	$ (1,084,066)	$ 449,638	$ 619,109
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	296,900	213,214	172,153
Amortization U.S Treasury Bills	(11,967)	-	-
Realized (gain) on securities	-	-	(11,772)
Change in deferred taxes	(640,814)	(98,843)	(79,750)
Stock based compensation	759,568	29,529	45,640
Stock option compensation	96,100	15,814	97,841
Change in marketable securities	(183,503)	(19,841)	(75,095)
Loss on disposal of equipment	-	-	31,072
Income (loss) on investment	(3,312)	3,373	(990)
Market adjustment cash surrender value life insurance policy	(2,443)	896	-
Charge to commission expense (forgivable loans)	66,865	-	-
Bad Debt on Account Receivable from the Funds	-	-	46,336

Change in operating assets and liabilities
Decrease (increase) in accounts receivable	(172,576)	(1,160,199)	377,578
(Increase) in accounts receivable asset held for sale	-	(398,128)	-
(Decrease) Increase in prepaid expenses and other assets	(270,549)	(7,445)	40,596
Loans receivable from registered representatives	(126,421)	(351,096)	(181,839)
(Increase) decrease prepaid income taxes	(35,078)	100,889	(100,889)
Decrease in loans receivable from officers	-	-	64,400
(Decrease) increase in taxes payable	(198,026)	198,026	(582,721)
(Decrease) Increase in accounts payable	(2,138)	(22,948)	442,940
Increase in accrued expenses	789,084	283,930	149,159
Increase (decrease) in commissions payable	617,304	547,256	(192,856)
Increase (Decrease) in unearned revenues	(4,416)	(1,996)	106,775
(Payments) on NASD settlement note	-	-	(148,679)
Net cash (used in) provided by operating activities	$ (109,488)	$ (217,931)	$ 819,008

Cash flows from investing activities:

Purchases of property and equipment	$ (921,195)	$ (414,514)	$ (271,107)
Purchase of Investment in unconsolidated affiliate	-	-	(56,006)
(Payments) Cash surrender value life insurance policy	(90,886)	(90,886)	-
Purchase of Investment in private placement	-	(150,000)	-
Sale of Investment available for sale	-	-	55,954
Investments in United States Treasury Bills	(1,726,875)	-	-

Net cash used in investing activities	$ (2,738,956)	$ (655,400)	$ (271,159)

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

	2007	2006	2005
Cash flows from financing activities:
proceeds from Note Payable	743,785	85,140	(69,566)
payment of dividends	(245,217)	(115,628)	-
Exercise of stock options	129,453	4,240	27,411
Net cash provided by (used in) financing activities	628,021	(26,248)	(42,155)
Net(decrease) increase in cash and cash equivalents	(2,220,423)	(899,579)	505,694
Cash and cash equivalents, beginning of year	7,718,682	8,618,261	8,112,567

Cash and cash equivalents, end of year	5,498,259	7,718,682	8,618,261
	~~________~~	~~________~~	~~________~~
Supplemental disclosures of cash flow information:
Interest paid	35,775	47,782	40,440
Income taxes paid	373,825	212,256	1,020,000
Supplemental Disclosure of Non-Cash Flow Information		747,617
Financing sale accounts receivable "Mutual Fund Management Agreement"
The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - NATURE OF OPERATIONS

Incorporated in July 1995, Investors Capital Holdings, Ltd. ("ICH") is a holding company whose wholly-owned subsidiaries assist a nationwide network of independent registered representatives ("Representatives") in providing a diversified line of financial services to the public including securities brokerage, investment advice, asset management, financial planning and insurance. Our subsidiaries include the following:

  Investors Capital Corporation ("ICC") is duly registered under the Securities Exchange Act of 1934, the Investment Advisers Act of 1940 and applicable state law to provide broker-dealer and investment advisory services in all fifty states, the District of Columbia and Puerto Rico. ICC maintains a nationwide network of independent financial representatives who are licensed to provide these services through ICC under the regulatory purview of the Securities and Exchange Commission (the “SEC”), the National Association of Securities Dealers (the “NASD”) and state securities regulators. ICC clears its public customer accounts on a fully disclosed basis through a clearing broker. ICC does business as an investment adviser under the name Investors Capital Advisors (“ICA”).
  Eastern Point Advisors, Inc. ("EPA") is an Investment Adviser registered with SEC under the Securities Exchange Act of 1934. In the past EPA was the primary provider of investment advisory/asset management services now being rendered by ICA. In addition, until October 2005 EPA served as advisor to two mutual funds. Currently EPA facilitates the availability of advisory services provided by third- parties, only.
  ICC Insurance Agency, Inc. facilitates the sale of insurance and annuities by ICC’s representatives.
  Investors Capital Holdings Securities Corporation ("ICH Securities") is a Massachusetts securities corporation that was formed in March 2005 primarily to hold cash, cash equivalents, interest income and dividend income for ICH.

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

RECLASSIFICATIONS:

Certain amounts in 2005 and 2006 were reclassified to provide comparison with 2007 classifications.

REVENUE RECOGNITION:

Company revenue recognition policies are summarized below. These policies are maintained in compliance with SEC Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition in Financial Statements".

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Mutual Funds/Variable Annuities. Revenue from the sale of mutual funds and variable annuities is recognized as of the date the check and application is accepted by the investment company.

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

Advisory Fees. Our managed accounts advisory fees are based on the amount of assets managed per agreement between the adviser and the adviser’s client. These revenues are recorded quarterly as and when billed, and any portion remaining uncollected at the end of the subsequent quarter is charged against earnings at that time.

The Company ceased providing advisory services to mutual funds effective October 18, 2005. Prior thereto, advisory fees relating to the management of mutual funds were based on average daily net fund assets as specified in the Company’s advisory agreement and disclosed in the funds’ prospectuses. These fees were recognized monthly based on the fund Trustee’s administrative fee report detailing the amounts that were earned for the month. The Company elected to waive certain of these fees to allow for one of the funds to maintain its cap on administrative expenses. Per agreement with the trustee of the funds, the waived fees were subject to a three-year recovery period, at the end of which any uncollected fees have been permanently waived and, consequently, charged against earnings. The Company’s successor as fund adviser has agreed to pay to the Company all such waived amounts with interest. See “Note 4. Note Receivable”.

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

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

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

INCOME TAXES:

The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company management has not recorded a valuation allowance against the deferred tax assets as management believes it is more likely than not that they will be realized.

EARNINGS PER SHARE:

The Company reports net income per share in accordance with the SFAS No. 128, "Earnings per share". Diluted earnings per share do not include the effect of stock options as it has an anti-dilutive effect on EPS (See Note 16). In accordance with SFAS No. 128, basic and diluted net income per common share was determined by dividing net income by the weighted average number of common shares outstanding during the period.

STOCK BASED COMPENSATION:

The Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The following table illustrates the effect on net income had the Company adopted the fair value based model of accounting for stock-based employee compensation for all periods presented:

Fiscal Year Ended M arch 31,
	2006	2005
Net income, as reported	$ 449,638	$ 619,109

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method for
all awards, net of related
tax effects	-	-

Pro forma net income	449,638	619,109

Earnings per share:
Basic - as reported	$ 0.08	$ 0.11
Basic - pro forma	$ 0.08	$ 0.11
Diluted - as reported	$ 0.08	$ 0.10
Diluted - pro forma	$ 0.08	$ 0.10

On April 1, 2006 the Company adopted SFAS No. 123R, “Share Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Pro forma disclosure is no longer an alternative.

The Company’s adoption of this statement did not have a material impact on the Consolidated Financial Statements since we adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002 using the modified prospective application transition method within the provisions of SFAS No. 148, “Accounting For Stock-Based Compensation-Transition and Disclosure”.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

For fiscal year ended March 31, 2007, there was no stock option compensation expense. The pro forma expense calculated using the Black-Scholes option pricing model did not exceed the cumulative expense previously disclosed for fiscal years ended prior to March 31, 2005. This was also the case for the previously reported pro forma disclosures for fiscal years ended March 31, 2006 and 2005.

On June 12, 2006 320,000 restricted shares of stock were granted to employees under the 2005 Equity Incentive Plan, of which 151,250 shares vested immediately and the remaining 168,750 shares will vest over a five year period.

Refer to “Note 16 - Benefit Plans” to view dividends, volatility, risk-free interest rate, and expected life for outstanding employee options.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. Adoption of SFAS 159 is not expected to have a material impact on the Company’s results of operations or financial position.

ACCOUNTS RECEIVABLE – ALLOWANCE FOR DOUBTFUL ACCOUNTS:

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

Advisory fees from our mutual funds. Effective October 18, 2005, the Company no longer provided advisory services to mutual funds. Prior thereto, as disclosed in the respective mutual funds' prospectuses, the Company attempted to recoup waived

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

advisory service fees within a three-year period. If management believed that the likelihood of collecting that receivable within the three-year period was doubtful, the Company provided for an allowance. Determinations whether to write off such fees were made annually. By agreement, the Company is entitled to payment of all uncollected waived advisory fees by the successor fund adviser.

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

VALUATION OF SECURITIES AND OTHER ASSETS:

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These include cash; cash equivalents; securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. In accordance with FAS 115, certain financial instruments are classified as trading and available for sale. The realized gains and losses are recorded in the income statement in the period in which the transactions occurred. The related unrealized gains and losses are reflected in other comprehensive income depending on the underlying purpose of the instrument. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

CAPITALIZED SOFTWARE:

We capitalize certain software development costs that meet established criteria for costs of computer systems developed or obtained for internal use. No costs have been incurred to develop and market software externally. All software that has been purchased for internal use has been capitalized and depreciated over five years.

All costs for hosting our website have been charged over the period of benefit. All costs incurred in the operating stage have been expensed as soon as we incur them unless these costs have enhanced our website. All website costs for enhancements and upgrades have been capitalized during the application and development stage and amortized over a five year period.

NOTE 3 – LOANS TO REGISTERED REPRESENTATIVES

ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals. Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $66,865 for the fiscal year ended March 31, 2007. There was no charge to commission expense for years ended March 31, 2006 and 2005.

Other loans to registered representatives are not subject to a foregiveness contingency. These loans, as well as loans that have failed the foregiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are paid off.

Interest charged on these loans to representatives range from 3% to 8% annually.

The Company writes off any loans that are deemed uncollectible after performing periodic credit evaluations. There were no loans written off to commission expense for the fiscal years ended March 31, 2007, 2006, and 2005.

For further detail, please refer to “Note 1 - Accounts Receivable- Allowance for Doubtful Accounts”.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

	Year Ended March 31,
	2007	2006
Forgiveable Loans	$ 331,023	$ 265,245
Other Loans	330,774	336,996

Total Loans	$ 661,797	$ 602,241

NOTE 4 - NOTE RECEIVABLE

On October 24, 2005, the Company entered into a definitive agreement (the “Transition Agreement”) with Dividend Growth Advisors, LLC (“DGA”). Pursuant to the Transition Agreement, the Company agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the “Trust”) effective October 18, 2005 to permit the appointment by the Trust of DGA to supersede the Company as the Trust’s investment advisor. The Company had served since 1999 as Investment Advisor for the Funds, which are sponsored by the Trust, and DGA had provided investment advisory services to the Trust since 2004 pursuant to a subcontract with the Company. DGA entered into a new advisory agreement directly with the Trust.

Under the terms of the Transition Agreement and an associated promissory note, the receivable owed by the Funds to the Company was assigned to DGA and DGA agreed to pay the Company an amount equal to the total of all fees that the Company had waived or remitted to a fund in the Trust through October 18, 2005. In addition, DGA has agreed to pay the Company 10 basis points on the assets raised by the Company’s broker dealer ICC at the effective time of transition, October 18, 2005 subject to “mark to market” adjustments. These fees are to be paid to the Company on a quarterly basis. Although these payments are part of the agreement between DGA and the Trust, they are not part of the terms of the note and are deemed totally separate.

The note provides for a principle amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and a full payment on or before October 31, 2010. Prepayments are permitted without penalty.

NOTE 5 - NET CAPITAL

The Company's wholly owned subsidiary, ICC, is subject to SEC regulations and operating guidelines that require ICC to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1.

ICC's net capital as computed under SEC Uniform Net Capital Rule (Rule15c3-1) was $1,054,702 at March 31, 2007, which resulted in excess net capital of $521,335 over the required net capital of $533,367. The ratio of aggregate indebtedness to capital at March 31, 2007 was 7.59 to 1.

ICC's net capital as computed under SEC Uniform Net Capital Rule (Rule 15c3-1) was $957,424 at March 31, 2006, which resulted in excess net capital of $534,402 over the required net capital of $423,022. The ratio of aggregate indebtedness to capital at March 31, 2006 was 6.63 to 1.

NOTE 6 - SECURITIES OWNED AND SOLD, NOT YET PURCHASED

Securities owned and sold, not yet purchased, consist of available-for-sale securities and investment securities at market values.

The carrying amount of investment securities at market values are as follows:

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

	March 31, 2007

		Sold, Not Yet
	Owned	Purchased

Corporate equity	$ 257	-
Corporate bonds	91,774	-
Municipal bonds	61,940	-
Mortgage backed securities	48,691	-
Mutual funds	-	711
Certificate of Deposit	3,868	-

	$ 206,530	$ 711

	March 31, 2006

		Sold, Not Yet
	Owned	Purchased

Corporate equity	$ 2,042	$ 50,432
Corporate bonds	15,024	-
Municipal bonds	7,768	-
Mortgage backed securities	45,481	-
Mutual funds	422	954
Certificate of Deposit	1,995	-
Treasury bonds	970	-

	$ 73,702	$ 51,386

NOTE 7 - INVESTMENTS

     Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At March 31, 2007 the Company recorded its private equity holdings at cost of $190,000. For the comparative year 2006, the Company recorded its private equity holdings at cost of $190,000. The Company, during the respective periods in accordance with Accounting Principles Board No. 18 "The Equity Method of Accounting for Investments in Common Stock" (APB 18), did not exercise significant influence over these equity investments.

The Company had investments in U.S Treasury Notes being held to maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are presented at an amortized value as follows:

Purchase Date	Purchase Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Amortized Cost	Interest Date
7/12/2006	$ 242,745	US TREAS NOTES 3.000% 11/15/07 B/E DTD 11/15/02 N/C	$ 250,000	$ 246,594	May 15, Nov 15
7/12/2006	246,650	US TREAS NOTES 3.625% 04/30/07 B/E DTD 04/30/05 N/C	250,000	249,695	Apr 30, Oct 31
7/12/2006	246,035	US TREAS NOTES 3.625% 06/30/07 B/E DTD 06/30/05 N/C	250,000	249,025	Jun 30, Dec 30
7/12/2006	248,525	US TREAS NOTES 4.875% 04/30/08 B/E DTD 04/30/06 N/C	250,000	249,088	Apr 30, Oct 31
7/12/2006	249,727	US TREAS NOTES 5.125% 06/30/08 B/E DTD 06/30/06 N/C	250,000	249,865	Jun 30, Dec 30
9/28/2006	250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	250,000	250,520	Feb 28, Aug 28
11/3/2006	242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	244,055	Apr 15, Oct 15
	$ 1,726,875	Balance @ 3/31/07	$ 1,750,000	$ 1,738,842

On September 08, 2006, The Eastern Point Advisors Capital Appreciation Fund merged with The Eastern Point Advisors Rising Dividend Fund to become The Rising Dividend Growth Fund. As of March 31, 2007 the Company held a 0.30% ownership interest in The Rising Dividend Growth Fund, which had a fair market value of $176,079.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

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

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     The Company is engaged in various trading and brokerage activities whose counterparties primarily include the general public. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. Securities sold, but not yet purchased, represent obligations of the Company to purchase the security in the market at the prevailing prices to the extent that the Company does not already have the securities in possession. Accordingly, these transactions result in off-balance sheet risk when the Company's satisfaction of the obligations exceeds the amount recognized in the balance sheet. The risk of default depends on the creditworthiness of the counterparty of the issuer of the instrument. It is the Company's policy to review, as necessary, the credit standings of each counterparty with which it conducts business. Commission’s receivables from one source were 15.2% and 21.30% of total receivables for the years ended March 31, 2007 and 2006, respectively.

At March 31, 2007, the carrying amount of the Company's cash and cash equivalents was $5,498,259. Of the bank statement balance, $100,000 was covered by federal depository insurance and $4,813,724 was covered by the Depositors Insurance Fund of Massachusetts. The Company's cash and cash equivalents as of March 31, 2007 also include $1,319,573 at its clearing broker-dealer of which $500,000 was fully insured by the Securities Investor Protection Corporation (SIPC).

At March 31, 2006, the carrying amount of the Company's cash and cash equivalents was $7,718,682. Of the bank statement balance, $100,000 was covered by federal depository insurance and $5,468,507 was covered by the Depositors Insurance Fund of Massachusetts. The Company's cash and cash equivalents as of March 31, 2006 also include $2,886,093 at its clearing broker-dealer of which $500,000 was fully insured by the Securities Investor Protection Corporation (SIPC).

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

ICH has arrangements with several related parties pertaining to a variety of transactions. These transactions are incurred in the normal course of business.

ICH was paid management fees of $2,376,742, $1,130,463 and $1,324,733 for the years ended March 31, 2007, 2006 and 2005 respectively, from its subsidiaries ICC and EPA. During fiscal year ended March 31, 2005, 90% of these fees, which are based on ICH direct operating expenses, were allocated to ICC and 10% allocated to EPA. For the quarter ended March 31, 2006 and the fiscal year ended March 31, 2007 management modified these arrangements to assess 100% of these fees to ICC in view of the transition of ongoing operations of EPA.

At March 31, 2007, ICH was owed $1,403,431 by ICC and $33,899 by EPA for inter-company fund transfers and 100% allocation of the income tax owed for the controlled group ICH as the parent from its operating subsidiaries EPA and ICC. At March 31, 2006, ICH was owed $1,660,651 from ICC; however, ICH owed EPA $877,029 for the same items mentioned above, primarily from the use of income tax benefits generated from the net operating losses of EPA.

The Company leases office space from the Arlsburg Trust, the trustee of whom is the principal stockholder of the Company, and Investors Realty, LLC, the principal member of whom is the principal stockholder of the Company. Rent expense for these leases amounted to $271,271, $248,471 and $225,671 for the years ending March 31, 2007, 2006 and 2005, respectively.

Two former members of the Board of Directors were also registered representatives and received compensation related to commissions or consulting fees in the fiscal year ended March 31, 2005 of $117,292.

Loans Receivable from Registered Representatives typically consist of promissory notes that bear interest at the rates ranging from 3% to 10% per annum and are payable within 12 or 36 months of the date of the note in weekly installments. The notes are secured by various pledges of brokerage accounts and/or personal assets of the registered representatives. As of March 31, 2007 and 2006 these loans amounted to $661,797 and $602,241, respectively.

Investors Marketing Services, Inc. is jointly owned by the Company's principal stockholder and his spouse. This entity performs a fulfillment function for subsidiaries of the Company by preparing, collating and mailing registration kits to registered representatives, and creates graphics and other artwork for various marketing materials produced for these subsidiaries. It also provides assembly, shipping and postage of literature pertaining to the subsidiaries. For the years ended March 31, 2007, 2006 and 2005 the cost paid for these services was $65,816, $55,498 and $33,723, respectively.

The Company typically engages in transactions with a related party, IMS Insurance Agency, Inc. (“IMS Insurance”), in connection with the promotion and servicing of fixed insurance products produced by the Company’s independent representatives. Payments made by the Company to IMS Insurance, when combined with payments received by the Company

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

from IMS Insurance, totaled $4,942, $108,436 and $63,313 respectively, for the fiscal years ended March 31, 2007, 2006 and 2005.

Accounts receivable at March 31, 2005 included an amount due to EPA from the Eastern Point Advisors Capital Appreciation Fund (the "Fund") of $102,483. As compensation for services that EPA performs on behalf of the Fund, EPA receives a monthly investment advisory fee calculated at the annual rate of 1.5% of the Fund's exercised daily net assets. EPA has voluntarily agreed to waive its advisory fees or reimburse other Fund expenses so that the Fund's annual operating expenses will not exceed 5.00% for Class A shares and 5.75% for Class C shares, of the average daily net assets of the respective class. The waiver may be terminated by EPA at any time. EPA has three years to recoup any expenses it pays for on behalf of the Fund; otherwise the receivable relating to the current fiscal year in which it is deemed unrecoverable is charged against earnings by EPA. On November 1, 2004, the Fund had modified the ceiling on its annual operating expenses from 5.00% to 2.5% on Class A shares and to 3.25% from 5.75% on its class C shares.

In addition, The Eastern Point Advisors Rising Dividend Growth Fund ("ICRDX") owed EPA $158,029 as of March 31, 2005 for reimbursement of expenses (not to exceed 1.65% for Class A shares and 2.75% for class C shares). Additionally, both funds owed EPA for legal fees incurred on each of their behalf throughout the fiscal year March 31, 2005 in the amount of $97,538.

As disclosed in the Eastern Point Advisors Funds Trust prospectus, we have three years to recoup any payments that we may advance on behalf of the funds. During the fiscal years ended March 31, 2005 receivables resulting from such advances were determined to be uncollectible within the three year recovery period as follows: March 31, 2005 $46,336.

The $46,336 was written off at March 31, 2005 as management concluded that this receivable was not going to be collected at the end of the recovery period ending September 30, 2005.There were no write offs of receivables pertaining to these funds during fiscal years ended March 31,2007 and March 31,2006 as EPA sold the rights to manage and service these funds effective October 18,2005.

See "Note 2 - Summary of Significant Accounting Policies - Account Receivable Allowance for Doubtful Accounts".

			The Capital Appreciation Fund
2007	2006	2005	Reimbursable Fund
Amount	Amount	Amount	Year End	Expiration Date
$ -	$ -	$ -	2002	September 30,2005
-	-	17,786	2003	September 30,2006
-	-	-	2004	September 30,2007
-	-	84,697	2005	September 30,2008

$ -	$ -	$ 102,483

			The Rising Dividend Growth Fund
2007	2006	2005	Reimbursable Fund
Amount	Amount	Amount	Year End	Expiration Date
$ -	$ -	$ 38,057	2004	September 30,2007
-	-	119,972	2005	September 30,2008

$ -	$ -	$ 158,029

The 2003 Reimbursable Fund Year End amount outstanding of $17,786 for The Capital Appreciation Fund consists of waived advisory fees for which management has completely recovered in 2005.

The receivable amounts escalated to $237,239 from the Capital Appreciation Fund and $475,310 from The Rising Dividend Growth Fund, during fiscal year ended March 31, 2006. The expiration date to collect the majority of the receivable from these funds was September 30, 2008; however, as is disclosed in Note 4, on October 24, 2005, the Company sold all of its rights to manage the mutual funds described above for $747,617 and will no longer be receiving the advisory fees derived from the management of these funds.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

NOTE 10 - PROPERTY AND EQUIPMENT, NET Property and equipment consisted of the following at March 31:
			2007	2006

Equipment		$ 1,272,197		$ 804,554
Furniture and fixtures			370,944	223,959
Leasehold improvements			617,979	362,482
Computer Software			230,299	179,229

			2,491,419	1,570,224
Accumulated depreciation and amortization			(1,094,626)	(797,726)

Property, equipment,computer software net		$ 1,396,793		$ 772,498

NOTE 11 - NOTES PAYABLE
At March 31, 2007 and 2006 notes payable consisted of debt to finance insurance premiums. These notes are referenced in the table below:
March 31,	Lender	Premium	Principal	Interest Rate	Maturity Date
	First insurance Funding, Corp.	Directors and officers,Liability,Fidelity Bond	$ 91,748	7.19%	08-Dec-07
	First insurance Funding, Corp.	Errors & Omissions	746,610	5.75%	30-Sep-07

2007			$ 838,358

2006	First insurance Funding, Corp.	Directors and officers,Liability,Fidelity Bond	$ 94,573	6.95%	8-Nov-06

For the comparative years ended March 31, 2007 and March 31, 2006 there was no long term debt outstanding.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

NOTE 12 - INCOME TAXES The provision (benefit) for income taxes is as follows for the years ended March 31: Current:	2007	2006	2005
Federal	$ -	$ 407,620	$ 335,333
State	1,543	112,551	103,531

	1,543	520,171	438,864

Deferred:
Federal	(501,123)	(75,525)	(129,766)
State	(130,710)	(23,318)	(40,065)
Increase in valuation allowance	-	-	-

	(631,833)	(98,843)	(169,831)
Total Income Taxes	$ (630,290)	$ 421,328	$ 269,033

     Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of deferred compensation, legal accruals, unrealized gains, mutual fund start up costs and differences between depreciation expenses for financial statement purposes versus tax return purposes.

Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:

	March 31, 2007
	Asset	Liability	Net
Federal	$759,605	$(63,793)	$695,812
State	213,011	(19,695)	193,316

Total	972,616	(83,488)	889,128

		March 31, 2006
	Asset	Liability	Net
Federal	254,782	(65,048)	189,734
State	78,663	(20,083)	58,580

Total	$333,445	$(85,131)	$248,314

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

	Years Ended March 31,
	2007	2006

Deferred tax assets(liabilities):
Mutual Fund Start Up Costs	10,869	21,783
Deferred compensation	241,696	172,605
Accrued legal	439,015	139,057
Unrealized gain	(10,806)	(10,806)
Depreciation and other	(72,682)	(74,325)
Net Operating Losses	281,036	-

Total Deferred Tax Assets	889,128	248,314

The total income tax provision (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

	Years Ended March 31,
	2007	2006	2005(1)

Tax at U.S. statutory rate	(582,881)	296,129	273,237
State taxes,net of federal benefit	(117,050)	54,610	84,359
Unallowable expenses	33,525	23,651	13,759
Other adjustments(2)	36,116	46,938	(102,322)
Change in valuation allowance	-	-	-

(Benefit) provision for income taxes	(630,290)	421,328	269,033

1.	In the corresponding table in our Form 10-K for the fiscal year ended March 31, 2006, fiscal 2005 federal and state taxes were inadvertently netted and presented as a single line item and, similarly, fiscal 2005 unallowable expenses was inadvertently combined with other adjustments. These errors have been corrected in this table.

2.	Other Adjustments are additional state taxes and return to provision adjustments related to permanent items.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

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

EPA had provided money management services to a variety of investors (see Part 1, Item 1, “Investment Advisory Services” of our Form 10-K for the fiscal year ended March 31, 2006) and, until October 18, 2005, provided asset management and portfolio design services to two mutual funds. ICA’s primary mission is to offer clients investment advisory and asset management procedures grounded on sound investment principles of asset allocation, performance monitoring and portfolio rebalancing.

Under the guidelines of FAS 131 “Disclosures about Segments of an Enterprise and Related Information”, commencing with the quarter ended December 31, 2005, management began reporting its segments on a management approach whereby our business is organized into segments reflecting the way we make operating decisions and assess performance. Accordingly, ICA is now reported as part of the asset management services segment. Segments are currently reported based upon the services provided, whereas they were previously segmented according to legal entity.

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

	Years Ended March 31,
	2007	2006	2005

Inter-company eliminations	$ 1,437,330	$(1,575,199)	$ (1,779,540)
Classification items (stand alone)	-	-	-
Deferred income taxes	2,676	(2,613)	(31,830)
Income Taxes	-	-	(491,664)

Total Corporate items and eliminations	$ 1,440,006	$ (1,577,812)	$ (2,303,034)

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

NOTE 13 - SEGMENT INFORMATION CONTINUED-

		Years Ended March 31,
	2007	2006	2005
Non-interest revenues:
ICC,brokerage services	$72,336,349	$62,070,480	$50,871,854
EPA,ICA asset management services	6,922,808	5,329,859	3,880,590
ICH investments (loss) gain	-	(4,135)	12,763

Total	$79,259,157	$67,396,204	$54,765,207

Revenues from transaction with other operating segments:
ICC,brokerage services	$2,169,965	$983,910	$ 1,196,277
EPA,ICA asset management services	206,777	146,553	128,456

Total	$2,376,742	$1,130,463	$1,324,733

Interest and dividend income,net:
ICC,brokerage services	$614,353	$404,990	$236,175
EPA,ICA asset management services	59,000	21,026	950
ICH	3,622	9,447	151,612
ICH Securities	116,894	147,201	11,590

Total	$793,870	$582,664	$400,327

Depreciation and amortization expenses:
ICC,brokerage services	$294,137	$205,905	$163,318
EPA,ICA asset management services	2,763	7,309	8,835

Total	$296,900	$213,214	$172,153

Income tax provision (benefit):
ICC,brokerage services	$(990,948)	$208,600	$289,921
EPA,ICA asset management services	378,957	310,812	(38,678)
ICH	(18,299)	(98,084)	17,790

Total	$(630,290)	$421,328	$269,033

Income (loss) :
ICC,brokerage services	$(2,017,665)	$348,720	$335,629
EPA,ICA asset management services	844,159	214,392	125,306
ICH	(27,435)	(260,605)	146,584
ICH Securities	116,875	147,131	11,590

Total	$(1,084,066)	$449,638	$619,109

Period end total assets:
ICC,brokerage services	$13,122,098	$10,082,597	$9,429,559
EPA,ICA asset management services	890,731	1,917,164	770,263
ICH	2,364,728	1,503,104	1,459,207
ICH Securities	1,952,649	3,400,774	4,753,643
Corporate items and eliminations	(1,440,006)	(1,577,812)	(2,303,034)

Total	$16,890,200	$15,325,827	$14,109,638

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2008 and 2012. Options to renew for additional terms are included under the lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2007:

Year ending March 31, 2008	$ 601,533
Year ending March 31, 2009	482,394
Year ending March 31, 2010	379,544
Year ending March 31, 2011	340,568
Year ending March 31, 2012	324,112

Total minimum lease payments	$ 2,128,151

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes.

Total lease expense approximated to $630,000, $440,000 and $380,000 for fiscal years ended March 31, 2007, 2006 and 2005, respectively, of which approximately $360,000, $250,000 and $230,000 , respectively, was incurred with respect to leases with Arlsburg Trust and Investors Realty, LLC.

NOTE 15 - LITIGATION

The Company typically is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business.

MASSACHUSETTS PROCEEDINGS

By administrative complaint dated November 16, 2005, the Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") brought an adjudicatory proceeding (the “Massachusetts Proceedings”) against ICC alleging violation of ICC’s supervisory obligations under State securities laws in connection with certain past sales of equity-indexed annuities. The complaint alleges, among other things, that ICC failed to properly supervise associated persons, thereby allowing allegedly unsuitable sales of these insurance products. The complaint, which seeks an order instructing ICC to cease such violations and to pay an unspecified administrative fine, also requests that ICC's registration as a securities broker-dealer in Massachusetts be suspended or revoked, that the firm be censured, and that it be ordered to fairly compensate purchasers of the insurance products for any losses attributable to wrongdoing by ICC.

On December 19, 2006 ICH and ICC entered into an agreement with the Division settling the Massachusetts Proceedings and a concurrent investigation into relationships between ICH and its subsidiaries, Investors Marketing Services, Inc. (“IMS”), and IMS Insurance Agency, Inc. (“IMS Insurance”), which are owned by Ted Charles, ICH’s Chairman and CEO, and/or his spouse.

In settling these proceedings, ICC agreed:

  to cease and desist from violations of State securities laws, to pay a $500,000 administrative fine,
  to offer to reimburse losses and costs incurred by Massachusetts persons aged 75 or older in connection with the surrender, no later than December 31, 2007, of any equity-indexed annuities purchased through ICC or its representatives during 2004 or 2005, and to offer an additional payment to ensure that no amount invested in a surrendered EIA yielded less than 3%;
  to pay an additional administrative fine equal to the extent, if any, that ICC’s surrender-related payments total less than $500,000, and to be censured by the Division.

In addition, ICC and ICH agreed to retain and act upon the advice of an independent consultant who would review and make recommendations with respect to ICC and ICH policies and procedures that are related to the various violations and failures alleged by the Division in these matters.

ICC and ICH will not be permitted to utilize proceeds from insurance policies to cover payments that will be made pursuant to the settlement.

OTHER PROCEEDINGS

At March 31, 2007, the Company was the defendant or co-defendant in various legal proceedings other than the Massachusetts Proceedings. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm's financial condition. The Company maintains Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with certain law suits and

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

arbitration proceedings and, as a result, in the majority of cases the Company’s exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions.

ACCRUALS

The Company had accrued expenses of $1,104,487 as of March 31, 2007 of which $475,176 is related to legal defense fees incurred as a result of the Massachusetts Proceeding noted above. In addition, this accrual includes estimated probable settlement costs relating to the Company's defense in such legal proceedings. This accrual will be assessed quarterly and modified if necessary to reflect the material change in accrual in accordance with generally accepted accounting principles.

As of March 31, 2006 the Company had accrued expenses of approximately $434,000.

NOTE 16 - BENEFIT PLANS

Equity Incentive Plans. As of September 1, 1994, the Company adopted a stock option plan (the "1994 Plan") that provided for the granting of options to Timothy Murphy, the Company’s CFO, to purchase shares of the common stock of the Company for $1.00 per share. Following a three for two stock split in 1997, a maximum of 150,000 shares of common stock were issuable under the 1994 Plan. The number of options and grant date were determined at the discretion of the Company's Board of Directors (the "Board"). Options outstanding under the 1994 Plan are fully exercisable and have no stated expiration.

As of October 1, 1997, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the "1996 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive options and the aggregate number of shares to be delivered under the 1996 Plan cannot exceed 300,000. Each grant of options, the number of options granted and the vesting schedules of such options subject thereto are determined by the Board. The stock options outstanding are fully vested after two years from grant date, are exercisable for an additional three years after vesting and, unless exercised, are forfeited thirty days after termination.

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

The Investors Capital Holdings, Ltd. 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Board on May 17, 2005, and was approved by vote of the Company’s stockholders at a September 21, 2005 meeting. The purpose of the 2005 Plan is (i) to attract and retain employees, directors, officers, representatives and other individuals upon whom the responsibilities of the successful administration, management, planning and/or organization of the Company may rest, and whose present and potential contributions to the welfare of the Company, a parent corporation or a subsidiary are of importance (“Key Contributors”), and (ii) to motivate Key Contributors with a view toward enhancing profitable growth of the Company over the long term. Under the 2005 Plan, the Company is authorized to award options to purchase common stock, and shares of common stock, to employees, independent representatives and others who have contributed to or are expected to contribute to the Company, its businesses and prospects. Under the plan, stock options and restricted stock customarily are granted by the Company in connection with initial employment or under various retention plans. Options may, but need not, be designated as incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986. The Company has not granted any options under the plan and has no current plans to do so. Restricted shares of stock granted under the plan typically vest over a three year period, and unvested shares are forfeitable in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant.

A summary of the company’s shares issued under the 2005 Plan as of March 31, 2007 is presented below. This plan was not adopted or approved for the fiscal year ended March 31, 2005.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

				Price at	Remaining
	Date of Issuance	Shares	Date of grant	grant	vested period

Stock awards to a registered representative	October 14, 2005	2,700	September 21, 2005	$4.03	fully vested
Stock awards to a consultant	October 14, 2005	580	September 21, 2005	$4.03	fully vested
Stock awards to registered representatives	December 2, 2005	29,998	December 2, 2005	$3.08	20 months
Stock awards to a consultant	January 12, 2005	1,500	September 21, 2005	$4.03	fully vested
Stock Awards issued to employees	June 13,2006	168,750	June 12,2006	$3.65	50.5 months
Stock Awards issued to employees	June 13,2006	151,250	June 12,2006	$3.65	fully vested
Stock Awards issued to Directors	June 13,2006	12,000	June 12,2006	$3.65	fully vested
Stock awards to a consultant	June 13,2006	4,200	June 12,2006	$3.65	fully vested
Stock Awards issued to registered representatives	February 14,2007	2,659	November 14,2006	$5.90	31.5 months
Stock Awards issued to registered representatives	February 27,2007	29,998	November 14,2006	$5.90	31.5 months

Stock compensation for the years ended March 31, 2007 and 2006 for shares issued under this plan was $759,568 and $29,529, respectively. There was no issuance expense under this plan for the fiscal year ended March 31, 2005.

Restricted Stock Grants

Under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), the Company is authorized to award options to purchase common stock, and shares of common stock, to employees, independent representatives and others who have contributed to or are expected to contribute to the Company, its businesses and prospects. Under the 2005 Plan, stock options and restricted stock customarily are granted by the Company in connection with initial employment or under various retention plans. The Company has not granted any options under the 2005 Plan and has no current plans to do so. Restricted shares of stock granted under the 2005 Plan typically vest over a three year period, and unvested shares are forfeitable in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. The following activity under the 2005 Plan occurred during the fiscal year ended March 31, 2007:

	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value $

Non-vested at
4/1/2006	26,785	$3.08		$82,498

Granted	368,857	$3.85		$1,420,099
Vested	208,048	$3.67		$763,536
Canceled	(5,865)	$3.61		-$21,173
Non-vested at
3/1/2007	181,729	$3.95	3.8 yrs	$717,830

     The Company's net loss for the fiscal year ended March 31, 2007 includes $649,587 of compensation costs related to restricted stock grants to employees and $109,981of restricted stock grants to directors, consultants and independent representatives, under the 2005 Plan.

As of March 31, 2007, there was $717,830 of unrecognized compensation cost related to grants under the 2005 Plan. These costs are expected to be recognized over a weighted average period of approximately 3.80 years. The total fair value of shares vested under this plan during the fiscal year ended March 31, 2007 was $763,536.

     A summary of the status of the Company's employee, representative and Directors' fixed stock options as of March 31, 2007, 2006 and 2005 and changes during the years ending on those dates is presented below:

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Employee	2007		2006		2005
Fixed Options	Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	153,332	$1.02	198,934	$2.46	199,923	$2.45

Granted	-		-		-
Forfeited	-		(40,256)	$8.00	-
Exercised	-		-		(989)	$1.91
Reclassified(non-employee)	-	__________	(5,346)	$1.91	_________	__________

Outstanding at year end	153,332	$1.02	153,332	$1.02	198,934	$2.46

Options exercisable at year-end	152,666		151,999		192,934

Weighted-average fair value of
options granted during the year	-		-		-

The fair value of options granted to employees in the fiscal years ended March 31, 2007, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2007	2006	2005

Dividend	0.18%	0.16%	0.10%
Volatility	42%	47%	41%
Risk-free interest rate	5.04%	4.85%	3.86%
Expected Life in years	0.75	1.75	2.75

The following table summarizes information about employee and Directors' fixed stock options outstanding as of March 31, 2007:

Options Outstanding			Options Exercisable
		Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00
$1.91	3,332	0.75	$1.91	2,666	$1.91
	153,332	.75(1)	$1.02	152,666	$1.02

(1) Includes only stock options with stated maturity

The following table summarizes information about ex-directors' fixed stock options outstanding as of March 31, 2007:

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Ex-directors	2007		2006		2005

Fixed Options		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

outstanding at beginning of year	5,346	$1.91	-	-	-	-
					-
Granted	-		-	-	-	-
Forfeited	-		-	-	-	-
Exercised	(1,001)		-	-	-	-
Reclassified(Non-Employee)	-		5,346	$1.91	-	-
					-	-
outstanding at end of year	4,345	$1.91	5,346	$1.91	-	-

		Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.91	4,345	0.75	$1.91	3,346	$1.91

Stock-based compensation for option grants to Ex-Directors amounted to $9,560, $8,258 and $0 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. This compensation was calculated using the Black-Scholes option-pricing during fiscal year ended March 31, 2007 during a five year graded vesting period. The fair value per share was $3.62 per the January 02, 2003 lot. The following assumptions were applied at March 31, 2007 to grants for the years ending March 31:

	2007	2006	2005

Dividend	0.18%	0.16%	0.10%
Volatility	42%	47%	41%
Risk-free interest rate	5.04%	4.85%	3.86%
Expected Life in years	0.75	1.75	2.75

A summary of the status of the Company's independent registered representatives' fixed stock options as of March 31, 2007, 2006 and 2005 and changes during the years ending on those dates is presented below:

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Independent Representatives
	2007		2006		2005

Fixed Options		Weighted-Aver.		Weighted-Aver.		Weighted-Aver.
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at
beginning of year	185,081	$3.35	372,142	$5.42	352,895	$5.43

Granted	-		-	$0.00	49,509	$4.55
Forfeited	(25,452)	$3.61	(184,941)	$6.66	(17,501)	$6.46
Exercised	(45,317)	$2.81	(2,120)	$2.00	(12,761)	$2.00

Outstanding at year end	114,312		185,081	$3.35	372,142	$5.42
Options exercisable at year-end 114,312		$3.51	240,125		186,595

Stock-based compensation for option grants to registered representatives amounted to $86,540, $7,556 and $97,841 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. This compensation was calculated using the Black-Scholes option-pricing during fiscal year ended March 31, 2007 during a two year vesting period. The fair value per share was $2.06 per the November 01, 2004 lot. The following assumptions were applied at March 31, 2007 to grants for the years ending March 31:

		2007			2006			2005

	July 2002	Aug 2003	Nov 2004	July 2002	Aug 2003	Nov 2004	July 2002	Aug 2003	Nov 2004
Dividend	0.18%	0.18%	0.18%	0.16%	0.16%	0.16%	0.10%	0.10%	0.10%
Volatility	42%	42%	42%	47%	47%	47%	41%	41%	41%
Risk-free interest	5.06%	4.78%	4.55%	4.88%	4.84%	4.86%	3.73%	3.90%	4.05%
Expected Life in years 0.25		1.38	2.58	1.25	2.38	3.58	2.25	3.38	4.58

The following table summarizes information about independent registered representatives' fixed stock options outstanding as of March 31, 2007:

Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$8.00	-	-	$8.00	-	-
$3.90	-	-	$3.90	-	-
$2.00	25,263.25		$2.00	25,263	$0.44
$3.50	52,197	1.38	$3.50	52,197	$1.60
$4.55	36,852	2.58	$4.55	36,852	$1.47

	114,312	1.52	$3.51	114,312	$3.51

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

     Retirement Plans: The Company has a 401(k) retirement plan that allows participation by all employees with at least three months of service. Individuals employed on the plan's effective date did not have to satisfy the service requirement. The Company's contribution was based on matching 100% of the first 3% of the amount of elected salary deferral elected by each eligible employee. Effective May 29, 2001 the Company's contribution was increased to matching 100% of the first 6% of the amount of elected salary deferral, with matching dollars to be in the form of the Company's common stock. The Company's contribution expense for the years ended March 31, 2007, 2006 and 2005 were $239,573, $144,740 and $109,641, respectively.

There were no deferred compensation plans established for the fiscal years ended March 31, 2007, 2006 or 2005.

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

Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Options to purchase common stock totaling 0, 55,724 and 207,632 at March 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

NOTE 19 - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The unaudited quarterly amounts may differ due to the reclassifications. Refer to Note 2 -- Summary of Significant Accountin& Policies.

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007

Revenues	$ 19,602,172	$ 17,255,919	$ 20,913,626	$ 22,281,311
Expenses	20,199,794	17,425,754	21,234,555	22,276,991
Gross Profit	3,786,952	3,115,594	4,415,189	3,808,509
Net Income (Loss)	(597,622)	(169,835)	(320,929)	4,320
Basic Earnings (Loss) per Share	-$0.10	-$0.03	-$0.05	$0.00
Diluted Earnings (Loss) per Share	-$0.10	-$0.03	-$0.05	$0.00

	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006

Revenues	$ 15,193,236	$ 16,170,245	$ 17,004,416	$ 19,610,971
Expenses	15,086,010	16,213,081	16,802,932	19,427,207
Gross Profit	3,210,954	2,861,815	3,799,504	3,520,559
Net Income (Loss)	107,226	-42,836	201,484	183,764
Basic Earnings (Loss) per Share	$0.02	-$0.01	$0.03	$0.04
Diluted Earnings (Loss) per Share	$0.02	-$0.01	$0.03	$0.04

NOTE 20 - TRADING ERROR

In the financial statements for the year ended March 31, 2004, the Company disclosed a trading error as a subsequent event. This error was the result of a trade initiated by a registered representative during the normal course of business on April 20, 2004. The potential impact disclosed was estimated to be a $530,000 decrease to the statement of income. The Company pursued all remedies, including insurance, recourse from the clearing firm and recovery from the registered representative. The outcome of such remedies was $315,010. Therefore, the net loss realized from the trade error was $214,337 which is included in cost of sales for the year ended March 31, 2005. There was no trading error that had material effect on the financial statements for the fiscal years ended March 31, 2007 and 2006.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

     Based on an evaluation by our management in which they or persons performing similar functions participated, our principal executive and financial officers have concluded that controls and procedures in place as of the end of the period covered by this report were effective for the purpose of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

None.

PART III

INCORPORATION BY REFERENCE

     Item 10 – “Directors, Executive Officers and Corporate Governance”, Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Item 13 -- "Certain Relationships and Related Transactions, and Director Independence" and Item 14 – “Principal Accountant Fees and Services” are incorporated herein by this reference to the Company's definitive proxy statement for its 2007 annual meeting of stockholders, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Documents Filed as a Part of this Report:
Page
1.	Financial Statements:
	Independent Auditors' Report ......................................................................................................................................................................	45
	Consolidated Balance Sheets as of March 31, 2007 and 2006 ...............................................................................................................................	47
	Consolidated Statements of Income for the years ended March 31, 2007, 2006 and 2005 ...........................................................................................	48
	Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31,
	2007, 2006 and 2005 ...............................................................................................................................................................................	49
	Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005 .....................................................................................	50-51
	Notes to Consolidated Financial Statements ....................................................................................................................................................	52-72

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

     No financial schedules are listed since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:
Exhibit
Number	Description	Location
3.1	Articles of Organization, as amended	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)	(2)(Exh. 10.1)
10.2	Employment Agreement with Timothy B. Murphy (3)	(2)(Exh. 10.2)
10.3	The 1994 Stock Option Plan	(4)(Exh. 10.3)
10.4	The 2005 Equity Incentive Plan	(5)(Exh. 4.5)
14.1	Code of Ethics	(4)(Exh. 14.1)
21.1	Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2007.	(1)
23.1	Consent of UHY LLP	(1)
23.2	Consent of Brown & Brown, LLP	(1)
31.1	Certification of Theodore E. Charles pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)

(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-05327) filed August 14, 2000.

(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.

(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-43664) filed June 9, 2006.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

     Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Timothy B. Murphy Chief Financial Officer

Date: June 29, 2007

     Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated.

Signature	Capacity(ies)	Date

/s/ Theodore E. Charles	Principal Executive Officer	June 29, 2007
Theodore E. Charles

/s/ Timothy B. Murphy	Principal Financial and Accounting Officer	June 29, 2007
Timothy B. Murphy

/s/ Arthur J. Stickney	Director	June 29, 2007
Arthur J. Stickney

/s/ William Atherton	Director	June 29, 2007
William Atherton

/s/ Robert Martin .	Director	June 29, 2007
Robert Martin

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

EXHIBIT INDEX (Exhibits being initially filed with this Form 10-K)

21.1	Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2007

23.1	Consent of UHY LLP

23.2	Consent of Brown & Brown, LLP

31.1	Certification of Theodore E. Charles pursuant to Rule 13a-14(a)

31.2	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)

32.1	Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350

32.2	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Exhibit 21.1
Subsidiaries of Investors Capital Holdings, Ltd.
Subsidiary	Jurisdiction of Incorporation
Investors Capital Corporation	MA
Eastern Point Advisors, Inc.	MA
ICC Insurance Agency, Inc.	MA
Investors Capital Holdings Securities Corporation	MA

All subsidiaries are wholly-owned by Investors Capital Holdings, Ltd.

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement of Investors Capital Holdings, Ltd. and Subsidiaries on Form S-8 (No. 333-117808 and No. 333-134885), of our report dated June 29, 2007, pertaining to the consolidated financial statements and schedules of Investors Capital Holdings, Ltd. and Subsidiaries which appears in the Annual Report on Form 10-K of Investors Capital Holdings, Ltd. and Subsidiaries for the year ended March 31, 2007.

/s/ UHY LLP Boston, Massachusetts June 29, 2007

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement of Investors Capital Holdings, Ltd. and Subsidiaries on Form S-8 (No. 333-134885 and No. 333-117807) of our report dated May 17, 2006, pertaining to the consolidated financial statements and schedules of Investors Capital Holdings, Ltd. and Subsidiaries which appears in the Annual Report on Form 10-K of Investors Capital Holdings, Ltd. and subsidiaries for the year end March 31, 2006 and 2005.

/s/ Brown & Brown, LLP Boston, Massachusetts June 29, 2007

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Exhibit 31.1 CERTIFICATION

I, Theodore E. Charles, certify that:

1.	I have reviewed this annual report on Form 10-K of Investors Capital Holdings, Ltd.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in said report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Not applicable.

	c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 29, 2007 By: /s/ Theodore E. Charles Theodore E. Charles, Chairman, Chief Executive Officer and Director (principal executive officer)

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Exhibit 31.2 CERTIFICATION

I, Timothy B. Murphy, certify that:

1.	I have reviewed this annual report on Form 10-K of Investors Capital Holdings, Ltd.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in said report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Not applicable.

	c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 29, 2007 By: /s/ Timothy B. Murphy Timothy B. Murphy, President, Treasurer, Chief Financial Officer and Director (principal financial officer)

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Exhibit 32.1 CERTIFICATION

I, Theodore E. Charles, certify that this report on Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: June 29, 2007 By: /s/ Theodore E. Charles Theodore E. Charles, Chairman, Chief Executive Officer and Director (principal executive officer)

INVESTORS CAPITAL HOLDINGS LTD - 10-K

Fiscal Year Ended March 31, 2007

Exhibit 32.2 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: June 29, 2007 By: /s/ Timothy B. Murphy Timothy B. Murphy, President, Treasurer, Chief Financial Officer and Director (principal financial officer)