Form 10-Q
period 2007-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2007-08-14
CIK 1001871

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 _____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares outstanding of our only class of common stock as of August 09, 2007:

6,256,681

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

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

--------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

	PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

			INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
			CONSOLIDATED BALANCE SHEETS

		June 30,	March 31,
		2007	2007
Assets

Current Assets

Cash and cash equivalents		$ 4,882,932	$ 5,498,259
Deposit with clearing organization, restricted		175,000	175,000
Accounts receivable		4,174,405	4,336,234
Note receivable (current)		8,533	8,561
Loans receivable from registered representatives (current)		541,167	470,492
Prepaid income taxes		-	35,078
Marketable securities, at market value		144,256	206,530
Investment (short term)		1,432,048	745,315
Prepaid expenses		333,868	482,882

		11,692,209	11,958,351

Property and equipment, net		1,359,064	1,396,793

Long Term Investments
Loans receivable from registered representatives		156,724	191,305
Note receivable		747,617	747,617
Equity investments, at cost		190,000	190,000
Investments		495,423	1,169,606
Cash surrender value life insurance policies		296,928	275,201

		1,886,692	2,573,729
Other Assets
Other assets		70,127	72,199
Deferred tax asset, net		866,352	889,128

		936,479	961,327

TOTAL ASSETS		$ 15,874,444	$ 16,890,200
		~~________~~	~~________~~

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable		$ 759,771	$ 773,636
Accrued expenses		747,820	1,871,694
Notes payable		353,637	838,358
Unearned revenues		87,546	100,363
Commissions payable		3,053,684	3,049,900
Income taxes payable		42,406	-
Securities sold, not yet purchased, at market value		65	711

		5,044,929	6,634,662
Long-Term Liabilities

Total liabilities		$ 5,044,929	$ 6,634,662

Stockholders' Equity:

Common stock, $.01 par value, 10,000,000
shares authorized; 6,257,434 issued and 6,253,549 outstanding at June 30,2007;
6,209,421 issued and 6,205,536 outstanding at March 31 2007 .		62,574	62,094
Additional paid-in capital		9,820,034	9,721,749
Retained earnings		935,072	468,506
less: Treasury stock, 3,885 shares at cost		(30,135)	(30,135)
Accumulated other comprehensive income		41,970	33,324

Total stockholders' equity		10,829,515	10,255,538

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY		$ 15,874,444	$ 16,890,200
		~~________~~	~~_________~~

The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
	Three Months Ended
	June 30,
	2007	2006
Revenues

Commission	$ 19,708,113	$ 17,458,902
Advisory fees	2,188,284	1,568,429
Other fee income	129,819	66,397
Marketing revenue	494,558	324,414
Other income	228,021	184,030

Total Revenue	22,748,795	19,602,172
Commission and advisory fees expenses	18,325,414	15,815,220

Gross profit	4,423,381	3,786,952

Operating expenses:
Advertising	267,494	269,627
Communications	179,003	65,767

Total Selling Expenses	446,497	335,394

Compensation and benefits	1,980,591	2,716,025
Regulatory, legal and professional	606,304	1,202,340
Occupancy	305,111	234,006
Other administrative expenses	251,611	332,604
Interest expense	25,644	8,032

Total Administrative Expenses	3,169,261	4,493,007

Total Operating Expenses	3,615,758	4,828,401

Operating Income (Loss)	807,623	(1,041,449)

Income (loss) before taxes	807,623	(1,041,449)
(Provision) benifit for income taxes	(341,057)	443,827

Net Income (Loss)	$ 466,566	$ (597,622)
	~~_____________~~	~~_____________~~

Earnings per common share:
Basic earnings per common share	$0.08	($0.10)
Diluted earnings per common share	$0.08	($0.10)

Share data:
Weighted average shares used in basic earnings per
common share calculations	6,011,332	5,799,998
Incremental shares from assumed exercise of stock options	156,504	141,243

Weighted average shares used in diluted earnings per
common share calculations	6,167,836	5,941,241
	~~_____________~~	~~______________~~
See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE MONTHS

ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Common	Amount	Additional Comprehensive		Retained	Treasury	Accumulated
	Stock		Paid-In	Income	Earnings	Stock	Other
	Shares		Capital		(Deficit)		Comprehensive	Total
							Income (Loss)
Balance at April 01, 2006	5,794,246 $ 57,942		$ 8,740,780	-	$ 1,797,789	$ (30,135)	$ 19,707	$ 10,586,083
Stock based compensation	337,226	3,373	649,639					653,012
Comprehensive income:
Net (loss)				(597,622)	(597,622)
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising during				(1,374)
period no tax effect
No reclassification adjustment required				-
				___________			___________
Other Comprehensive Income				(1,374)			(1,374)
				___________			___________
Comprehensive Income				(598,996)				(598,996)
				~~__________~~
Dividend payment to shareholders					(245,218)			(245,218)
_____________________________________________________________________________________________________________________
Balance at June 30,2006	6,131,472	$ 61,315	$ 9,390,419	-	$ 954,949	$ (30,135)	$ 18,333	$ 10,394,811
~~_____________________________________________________________________________________________________________________~~
Balance at April 01, 2007	6,209,421	$ 62,094	$ 9,721,749	-	$ 468,506	$ (30,135)	$ 33,324	$ 10,255,538
~~_____________________________________________________________________________________________________________________~~
Stock based compensation	48,013	480	98,285					98,765
Comprehensive income:
Net income				466,566	466,566
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising during				8,646
period no tax effect
No reclassification adjustment required				-
							___________
Other Comprehensive Income				8,646			8,646
				~~___________~~
				___________
Comprehensive Income				475,212				475,212
				~~___________~~
_____________________________________________________________________________________________________________________
Balance at June 30,2007	6,257,434	$62,574	$9,820,034	-	$935,075	$(30,135)	$ 41,970	$10,829,515
~~_____________________________________________________________________________________________________________________~~
See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended June 30,

	2007	2006

Cash flows from operating activities:

Net income (loss)	$ 466,566	$ (597,622)

Adjustments to reconcile net income (loss) to net cash

used in operating activities:

Depreciation and amortization	93,071	60,343

Amortization U.S. Treasury Notes	(3,495)	-

Change in deferred taxes	22,776	52,007

Stock Based Compensation	59,943	624,025

Market Adjustment Cash surrender value life insurance policy	(3,506)	3,241

Stock option compensation	-	26,935

Change in marketable securities	61,628	(68,155)

(Loss) on investment	(409)	-

Change in operating assets and liabilities

Decrease in accounts receivable	161,829	1,096,851

Decrease (Increase) in prepaid expenses and other assets	151,086	(45,117)

Decrease (increase) in prepaid income taxes and payable	77,484	(856,534)

Loans receivable from registered representatives	(36,094)	(87,635)

(Decrease) in accounts payable	(13,865)	(582,143)

(Decrease) increase in accrued expenses	(1,123,874)	422,638

Increase (decrease) in commissions payable	3,784	(255,310)

(Decrease) in unearned revenues	(12,817)	(18,188)

Net cash used in operating activities	(95,893)	(224,664)

Cash flows from investing activities:

Purchases of property and equipment	(55,342)	(115,114)

(Payments) Cash Surrender Value life insurance policy	(18,221)	(18,221)

Changes in Note Receivable	28	(10,252)

Net cash used in investing activities	(73,535)	(143,587)

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED JUNE 30, 2007 AND 2006 (CONTINUED)

	(UNAUDITED)
	Three Months Ended June 30,
	2007	2006
Cash flows from financing activities:
Payment of Note Payable	(484,721)	(46,740)
Payment of dividends	-	(245,218)
Exercise of stock options	38,822	2,052

Net cash used in financing activities	(445,899)	(289,906)
Net Decrease in cash and cash equivalents	(615,327)	(658,157)
Cash and cash equivalents, in the beginning of the period	5,498,259	7,718,682

Cash and cash equivalents,at the end of the period	$4,882,932	$ 7,060,525

Supplemental disclosures of cash flow information:
Interest paid	25,644	8,032
Income taxes paid	235,825	360,700

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2007

(UNAUDITED)

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:

     Incorporated in July 1995, Investors Capital Holdings, Ltd. ("ICH") is a financial services holding company that operates in two segments of the financial services industry through its subsidiaries, Investors Capital Corporation (“ICC”) (doing business as Investors Capital Advisors, “ICA”, as a registered investment advisor), Eastern Point Advisors, Inc. (“EPA”), ICC Insurance Agency, Inc. and Investors Capital Holdings Securities Corporation (“ICH Securities”). These two segments comprise (1) broker-dealer services in support of trading in securities, including provision of market information, Internet on-line trading, portfolio tracking and records management, and (2) investment advisory services including asset management. These products and services are offered throughout the United States primarily through our network of independent registered representatives. ICH Securities was formed in March 2005 to hold cash, cash equivalents, interest income and dividend income for ICH.

BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. Operating results for the three-month period ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. The balance sheet at March 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

     Trading. The Company earns commissions through stock purchase and sale transactions, mutual fund purchases, government and corporate bonds transactions, fee-based managed accounts and ticket charges. The Company also earns revenue in the form of 12b-1 fees and interest on account balances. The earnings process is substantially complete at trade date in accordance with the rules of the National Association of Securities Dealers (“NASD”) and the SEC.

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

     The Company ceased providing advisory services to mutual funds effective October 18, 2005. Prior thereto, advisory fees relating to the management of mutual funds were based on average daily net fund assets as specified in the Company’s advisory agreement and disclosed in the funds’ prospectuses. These fees were recognized monthly based on the fund Trustee’s administrative fee report detailing the amounts that were earned for the month. The Company elected to waive certain of these fees to allow for one of the funds to maintain its ceiling on administrative expenses. Per agreement with the trustee of the funds, the waived fees were subject to a three-year recovery period, at the end of which any uncollected fees were permanently waived and, consequently, charged against earnings. The Company’s successor as fund adviser has agreed to pay to the Company all such waived amounts with interest. See “Note 5. Note Receivable”.

     Administration Fees. Administration fees for services rendered to the Company’s representatives respecting annual NASD license renewals and E&O insurance are recognized as revenue upon registration of the representative with NASD and listing of the registered representative with the E&O insurance carrier. The funds received from the registered representative are initially recorded as unearned revenue. The amounts, if any, collected in excess of the E & O insurance premium and/or fees due NASD are recognized as revenue. Fees collected to maintain books and records are deferred and recognized ratably throughout the year.

     Marketing Revenue. Revenue from marketing associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of the event offset by its costs.

Accounts Receivable – Allowance for Doubtful Accounts

Our policies for determining whether a receivable is considered uncollectible are as follows.

     Loans to representatives. We perform periodic credit evaluations and provide allowance based on our assessment of specifically identified unsecured receivables and other factors, including the representative's payment history. Once it is determined that it is both probable that a loan has been impaired and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified and written off. See “Note 6. Loans to Representatives”.

     Advisory fees from mutual funds. Effective October 18, 2005, the Company no longer provides advisory services to mutual funds. Prior thereto, as disclosed in the respective mutual funds' prospectuses, the Company attempted to recoup waived advisory service fees within a three-year period. If management believed that the likelihood of collecting such a receivable within the three-year period was doubtful, the Company provided for an allowance. Determinations whether to write off such fees were made annually. By agreement, the Company is entitled to payment of all uncollected waived advisory fees by the successor fund adviser.

     Trade receivables. As prescribed by the SEC, trade receivables usually settle within three days. If a trade error results, the Company pursues remedies to collect on the trade error. The Company does not record a receivable resulting from a trade error that is in litigation or whose outcome is otherwise not reasonably determinable. In such a case, the Company applies any proceeds from settlements or insurance against any trade losses incurred.

Income Taxes

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of April 1, 2007. Management conducted an analysis as to the financial impact of FIN 48 and concluded that FIN 48 will not have a material impact on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance". This EITF discusses whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 and whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. The Task Force reached a tentative conclusion that EITF 06-5 should be effective for fiscal years beginning after December 15, 2006. The Company has adopted EITF 06-5 as of April 1, 2007. Management conducted an analysis and has determined there is no impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 will become effective fiscal years beginning after November 15, 2007. The Company is continuing to evaluate the provisions of this standard and is not certain of the potential impact at this time.

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

NOTE 2. SEGMENT INFORMATION

     The Company makes disclosures about products and services, geographic areas, and major customers in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company evaluates performance based on profit and loss from operations after income taxes.

     The Company accounts for inter-segment services and transfers as if the services or transfers were to third parties, that is, at current market prices. The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business requires distinct marketing strategies and varied technological and operational support.

     The Company's reportable segments include broker/dealer and related services offered through ICC and asset management (investment advisory) services offered through ICA and EPA. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges and other public markets. Asset management services generate recurring annual revenue from fees received on the management of customer accounts.

     EPA provided asset management and portfolio design services to two mutual funds until October 18, 2005, and provided money management services to a variety of investors through March 2006. ICA’s primary mission is to offer clients investment advisory and asset management procedures grounded on sound investment principles of asset allocation, performance monitoring and portfolio rebalancing. To improve efficiency, EPA transitioned the bulk of its advisory services business to ICA over the 2 ½ year period ended March 31, 2006. Subsequent EPA operations have been limited to providing third-party advisory services and easing the conversion of representatives to ICA’s investment advisory programs.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

     Under the guidelines of FAS 131 “Disclosures about Segments of an Enterprise and Related Information”, commencing with the quarter ended December 31, 2005, management reports its segments on a management approach whereby our business is presented in segments reflecting the way we make operating decisions and assess performance. Accordingly, ICA is now reported as part of the asset management services segment. Segments are currently reported based upon the services provided, whereas they were previously segmented according to legal entity.

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

	Three Months Ended
	June 30,
	2007	2006

Inter-company eliminations	$ (1,257,697)	$ (1,152,360)
Deferred income taxes	-	(478)
Income Taxes	-	(20,354)
	_____________	______________

Total Corporate items and eliminations	$ (1,257,697)	$ (1,173,192)
	~~_____________~~	~~_____________~~

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

Segment reporting is as follows:

	Quarter Ended June 30,

	2007	2006

Non-interest revenues:
ICC brokerage services	$ 20,267,673	$ 17,834,357
EPA, ICA asset management services	2,253,101	1,592,222

Total	$ 22,520,774	$ 19,426,579
	~~________________~~	~~________________~~

Revenues from transaction with other operating segments:
ICC brokerage services	$ 306,553	$ 1.046,117
EPA, ICA asset management services	34,061	93,444
	________________	________________

Total	$ 340,614	$ 1,139,561
	~~________________~~	~~________________~~

Interest and dividend income,net:
ICC brokerage services	$ 192,444	$ 130,603
EPA, ICA asset management services	13,595	18,002
ICH	434	226
ICH Securities	21,548	26,762
	________________	________________

Total	$ 228,021	$ 175,593
	~~________________~~	~~________________~~

Depreciation and amortization expenses:
ICC brokerage services	$ 92,380	$ 59,652
EPA, ICA asset management services	691	691
	________________	________________

Total	$ 93,071	$ 60,343
	~~________________~~	~~________________~~

Income tax provision (benefit):
ICC brokerage services	$ 217,763	$ (574,542)
EPA, ICA asset management services	139,326	119,415
ICH	(16,032)	11,300
	________________	________________

Total	$ 341,057	$ (443,827)
	~~________________~~	~~________________~~

Income (loss) :
ICC brokerage services	$ 297,900	$ (773,612)
EPA, ICA asset management services	190,597	160,775
ICH	(43,479)	(11,527)
ICH Securities	21,548	26,742
	________________	________________

Total	$ 466,566	$ (597,622)
	~~________________~~	~~________________~~

Period end total assets:
ICC brokerage services	$ 12,192,562	$ 9,167,171
EPA, ICA asset management services	876,521	1,482,984
ICH	2,088,861	1,856,868
ICH Securities	1,974,197	3,112,516
Corporate items and eliminations	(1,257,697)	(1,173,192)
	________________	________________

Total	$ 15,874,444	$ 14,446,347
	~~________________~~	~~________________~~

NOTE 3. LITIGATION

     The Company typically is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business.

Massachusetts Proceedings

By administrative complaint dated November 16, 2005, the Securities Division of the Secretary of the Commonwealth of Massachusetts brought an adjudicatory proceeding against the Company alleging violation of supervisory obligations under state securities laws in connection with certain past sales of equity-indexed annuities by a few independent representatives. In settling these proceedings on December 19, 2006, the Company agreed, among other things:

  to pay a $0.5 million administrative fine,
  to offer to reimburse losses and costs incurred by Massachusetts persons aged 75 or older in connection with the surrender, no later than December 31, 2007, of any equity-indexed annuities purchased through ICC or its representatives during 2004 or 2005, and to offer an additional payment to ensure that no amount invested in a surrendered EIA yielded less than 3%; and
  to pay an additional administrative fine equal to the extent, if any, that ICC’s surrender-related payments total less than $0.5 million.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

The Company does not anticipate, although there can be no assurances, that the total of said payments will exceed $1 million, of which $0.54 million had been expended as of June 30, 2007.

     The Company will not be permitted to utilize proceeds from insurance policies to cover payments that will be made pursuant to the settlement.

Other Proceedings

     At June 30, 2007, the Company was the co-defendant in various other lawsuits other than the Massachusetts Proceedings. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the aforementioned lawsuits and, as a result, in the majority of cases the Company’s exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies", the Company had accrued expenses of approximately $0.67 million for the quarter ended June 30, 2007 related to legal fees and estimated probable settlement costs relating to the Company's defense in various lawsuits.

NOTE 4. STOCK BASED COMPENSATION

     On April 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements for prior periods because the Company adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002 using the modified prospective application transition method within the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.

Stock Options

     Prior to the adoption of SFAS 123(R), the Company had granted options and had reported as a footnote disclosure the pro forma effect if we had reported an expense under the guidelines of SFAS No. 123. There was no stock option expense for the quarters ended June 30, 2007 and 2006.The pro forma expense calculated using the Black-Scholes option pricing model did not exceed the cumulative expense previously disclosed in the Company’s financial statements reported on Form 10-K for the fiscal year ended March 31, 2005.

     A summary of the status of the Company's employee and director fixed stock options as of June 30, 2007 and June 30, 2006 is as follows:

Employee	2007		2006
	_________________________________________		_______________________________________
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	153,332	$1.02	153,332	$1.02

Granted	-		-
Forfeited	-		-
Exercised	-		-
Reclassified(non-employee)	-		-

	_________________________________________		_______________________________________
Outstanding at quarter end	153,332	$1.02	153,332	$1.02

Options exercisable at quarter-end	152,666		151,999

The following assumptions were applied to employee options for the quarters ended June 30,
	2007		2006
	_________________________________________		_______________________________________
Dividend	0.00%		0.26%
Volatility	35%		54%
Risk-free interest rate	5.00%		5.21%
Expected Life in years	0.5		1.5

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

The following table summarizes information about employee and Directors' fixed stock options outstanding as of June 30, 2007:

Options Outstanding		Options Exercisable
_______________________		____________________________________________________
		Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00
$1.91	3,332	0.5	$1.91	2,666	$1.91
	153,332	0.5	$1.02	152,666	$1.02

Restricted Stock

     Under the 2005 Equity Incentive Plan (the “Plan”) the Company is authorized to grant shares of ICH common stock to employees, directors, officers, representatives and other key individuals. Grants under the Plan may be made in connection with initial employment or under various retention plans and, to date, have subjected unvested options and shares to forfeiture in the event of termination other than for death, disability or retirement. The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. The following activity occurred during the three months ended June 30, 2007:

	Shares		Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value $

Non-vested at 4/1/2007		181,729	$3.95		$717,830

Granted		30,000	$4.70		$141,000
Vested		14,447	$4.07		$58,799
Canceled		2,688	$4.77		$12,822
Non-vested a 6/30/2007		194,594	$4.04	3.49 yrs	$786,160

     The Company’s net income for the three months ended June 30, 2007 includes $30,797 of compensation costs related to the Company’s grants of restricted stock to employees, and $29,149 for grants to independent representatives, under the Plan.

     The Company’s net loss for the three months ended June 30, 2006 includes $557,196 of compensation costs related to the Company’s grants of restricted stock to employees, and $66,800 for grants to Directors, consultants and independent representatives, under the Plan.

     As of June 30, 2007, there was $786,160 of total unrecognized compensation cost related to grants under the Plan. These costs are expected to be recognized over a weighted average period of approximately 3.49 years. The total fair value of shares vested under this plan during the three months ended June 30, 2007 was $58,799.

     As of June 30, 2006, there was $684,907 of total unrecognized compensation cost related to grants under the Company’s Equity Incentive Plan. These costs are expected to be recognized over a weighted average period of approximately 4.64 years. The total fair value of shares vested under this plan during the three months ended June 30, 2006 was $608,599.

NOTE 5 - NOTE RECEIVABLE

     On October 24, 2005, the Company entered into a definitive agreement (the “Transition Agreement”) with Dividend Growth Advisors, LLC (“DGA”). Pursuant to the Transition Agreement, the Company agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the “Trust”) effective October 18, 2005 to permit the appointment by the Trust of DGA to supersede the Company as the Trust’s investment adviser. The Company had served since 1999 as Investment Adviser for the Funds, which are sponsored by the Trust, and DGA had provided investment advisory services to the Trust since 2004 pursuant to a subcontract with the Company. DGA entered into a new advisory agreement directly with the Trust.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

     Under the terms of the Transition Agreement and an associated promissory note, the receivable owed by the Funds to the Company was assigned to DGA, and DGA agreed to pay the Company an amount equal to the total of all fees that the Company had waived or remitted to a fund in the Trust through October 18, 2005. In addition, DGA has agreed to pay the Company 10 basis points on the assets raised by the Company’s broker dealer ICC at the effective time of transition, October 18, 2005 subject to “market to market” adjustments. These fees are to be paid to the Company on a quarterly basis. Although these payments are part of the agreement between DGA and the Trust, they are not part of the terms of the note and are deemed totally separate.

     The note provides for a principle amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and a full payment on or before October 31, 2010. Prepayments are permitted without penalty.

NOTE 6 – LOANS TO REGISTERED REPRESENTATIVES

     ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals. Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. There were no loans charged to commission expense for the quarters ended June 30, 2007 and 2006.

Other loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have not met the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are paid off.

Interest charged on these loans to representatives range from 3% to 8% annually.

     The Company writes off any loans that are deemed uncollectible after performing periodic credit evaluations. There were no loans written off to commission expense for the quarters ended June 30, 2007 and 2006.

For further detail, please refer to “Note 1 - Accounts Receivable- Allowance for Doubtful Accounts”.

	Quarter Ended June 30,
	2007	2006
Forgiveable Loans	$334,283	$342,721
Other Loans	363,608	347,155

Total Loans	$697,891	$689,876
	~~_______~~	~~_______~~

NOTE 7 - INVESTMENTS

     Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. The Company has not exercised significant influence over these equity investments; accordingly, these investments were recorded as of June 30, 2007 and 2006 at the Company’s cost of $190,000 pursuant to Accounting Principles Board No. 18 "The Equity Method of Accounting for Investments in Common Stock" (APB 18).

     As of June 30, 2007, the Company had investments in U.S. Treasury Notes being held to maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are presented at an amortized value as follows:

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

Purchase Date	Purchase Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Amortized Cost	Interest Date

7/12/2006	$ 242,745	US TREAS NOTES 3.000% 11/15/07 B/E DTD 11/15/02 N/C	$ 250,000	$ 247,741	May 15, Nov 15
7/12/2006	246,035	US TREAS NOTES 3.625% 06/30/07 B/E DTD 06/30/05 N/C	250,000	250,000	Jun 30, Dec 30
7/12/2006	248,525	US TREAS NOTES 4.875% 04/30/08 B/E DTD 04/30/06 N/C	250,000	249,283	Apr 30, Oct 31
7/12/2006	249,727	US TREAS NOTES 5.125% 06/30/08 B/E DTD 06/30/06 N/C	250,000	249,890	Jun 30, Dec 30
9/28/2006	250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	250,000	250,415	Feb 28, Aug 28
11/3/2006	242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	245,008	Apr 15, Oct 15
	$ 1,480,225	Balance @ 6/30/07	$ 1,500,000	$ 1,492,337

     On September 08, 2006, The Eastern Point Advisors Capital Appreciation Fund merged with The Eastern Point Advisors Rising Dividend Fund to become The Rising Dividend Growth Fund. As of June 30, 2007 the Company held a 0.27% ownership interest in The Rising Dividend Growth Fund, which had a fair market value of $185,134.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis reviews our consolidated financial condition as of June 30, 2007 and March 31, 2007, the consolidated results of operations for the three months ended June 30, 2007 and 2006 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in the Form 10-Q. Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the fiscal quarter ended June 30, 2007, (ii) the “prior period” means the fiscal quarter ended June 30, 2006, (iii) an increase and decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

OVERVIEW

     We are a financial services holding company that, through our subsidiaries, provides brokerage, investment advisory, insurance and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by such external factors.

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

   Investment Advisory Services

     The Company provides investment advisory services, including asset allocation and portfolio rebalancing, for its representative’s customers. In the past, investment advisory services were performed by both ICC and EPA. To avoid the duplication of effort involved in supporting two advisory services entities, the Company has consolidated substantially all of its investment advisor services in ICC doing business as ICA. Since March 31, 2006, EPA operations have been limited to providing third-party advisory services and a mechanism to ease the conversion of representatives to ICA’s advisory services programs.

Recruitment and Support of Representatives

     A key component of our business strategy is to recruit well established, productive representatives who generate revenues in high margin services and products. Additionally, we assist our existing representatives to develop and expand their business by providing to them a variety of support services and a diversified range of investment products for their clients. The Company focuses on providing substantial added value to our representatives that enables them to be more productive, particularly in high margin lines such as advisory services and trading/brokerage.

     Support provided to assist representatives in pursuing consistent and profitable sales growth takes many forms, including: hi-tech trading systems, targeted financial assistance and a network of communication links with investment product companies. These links include regional and national conventions that provide forums for interaction to improve product knowledge, sales and client satisfaction. In addition, a dedicated business development unit focuses on providing representatives with programs and tools to grow their businesses both through new client acquisition and the advancement of their existing client relationships. These programs are also designed to enhance our ability to attract and retain new, productive representatives.

OUR PROCESS Check and Application

     The majority of transactions are conducted through a check and application process where a check and an investment company's product application are delivered to us for processing. This process includes principal review and submission to the investment company or clearing firm. Investments in technology have allowed the firm to move from a process that was previously paper intensive to a process that is virtually paper free. This has shortened the transaction cycle, reduced errors and created greater efficiencies. The firm continues its investment in technologies that will provide more efficient processes resulting in improved productivity.

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

OFF-BALANCE SHEET RISK

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

CRITICAL ACCOUNTING POLICIES

In General

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that of its significant accounting policies (see Footnote 1 to the Company’s condensed consolidated financials statements contained herein), those dealing with valuation of securities and other assets, revenue recognition and allowance for doubtful accounts receivable involve a particularly high degree of judgment and complexity. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts can and do differ from estimates and the differences can have a material effect on the condensed consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

Reserves

     The Company records reserves related to legal proceedings in "accrued expenses" in the condensed consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or representative of the Company; previous results in similar cases; and legal precedents. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual costs upon disposition of a legal proceeding may be greater or less than the reserved amount.

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT

     Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include average production per representative, top line commission and advisory services revenues, gross margins, operating expenses, legal costs, earnings per share.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

COMPARISON OF FISCAL QUARTERS ENDED JUNE 30, 2007 AND JUNE 30, 2006

RESULTS OF OPERATIONS

			Percent of Revenue
			Quarter Ended		Percent
	Quarter Ended June 30,		June 30,		Change
	________________________________________________________________________________
					2007
	2007	2006	2007	2006	vs. 2006
	________	__________	__________	__________	__________
Revenues:
Commission	$ 19,708,113	$ 17,458,902	86.63%	89.07%	12.88%
Advisory	2,188,284	1,568,429	9.63%	8.00%	39.52%
Other fee income	129,819	66,397	0.57%	0.34%	95.52%
Marketing revenue	494,558	324,414	2.17%	1.65%	52.45%
Other income	228,021	184,030	1.00%	0.94%	23.90%
	____________	____________
Total Revenue	22,748,795	19,602,172	100.00%	100.00%	16.05%

Commission and advisory expenses	18,325,414	15,815,220	80.56%	80.68%	15.87%
Gross Profit	4,423,381	3,786,952	19.44%	19.32%	16.81%
Operating Expenses:
Advertising	267,494	269,627	1.18%	1.38%	-0.79%
Communications	179,003	65,767	0.79%	0.34%	172.18%
	____________	____________
Total Selling Expenses	446,497	335,394	1.96%	1.71%	33.13%
Compensation and benefits	1,980,591	2,716,025	8.71%	13.86%	-27.08%
Regulatory, legal and professional	606,304	1,202,340	2.67%	6.13%	-49.57%
Occupancy	305,111	234,006	1.34%	1.19%	30.39%
Other administrative expenses	251,611	332,604	1.11%	1.70%	-24.35%
Interest expense	25,644	8,032	0.11%	0.04%	219.28%
	____________	____________
Total Administrative Expenses	3,169,261	4,493,006	13.93%	22.92%	-29.46%
Total Operating Expenses	3,615,758	4,828,401	15.89%	24.63%	-25.11%
	____________	____________
Operating Income (Loss)	807,623	(1,041,449)	3.55%	-5.31%	-177.55%

Income before taxes	807,623	(1,041,449)	3.55%	-5.31%	-177.55%
Provision (benefit) for income taxes	341,057	(443,827)	1.50%	-2.26%	-176.84%
Net Income (Loss)	$ 466,566	$ (597,622)	2.05%	-3.05%	-178.07%
	~~____________~~	~~____________~~

AVERAGE PRODUCTION PER REPRESENTATIVE

     Management believes that upgrading the overall quality of our independent representatives is a key to achieving robust growth in revenues and net income. Our experience has been that increasing the average technical qualifications and business practices of our representatives not only generates more revenue, but assists in limiting the cost of overhead functions and representative errors and misconduct. We strive to continually improve the overall quality of our force of representatives by:

  recruiting higher quality new representatives,
  terminating lower quality representatives, and
  assisting representatives to improve their skills and practices.

     A key metric that we use to assess the average quality of our representatives is average revenue generated per representative.

     Average revenue per representative increased by 9.5%, reflecting management’s continuing emphasis on recruiting established, successful representatives. We look forward to a continuation of this trend as we maintain our efforts to increase the average productivity of our existing sales force and to recruit representatives who are already successful but seek a higher level of service than they experience from their existing brokerage firms.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

	Average Revenue Per Representative

	June 30, 2007	June 30, 2006	Percentage Increase

Commission	$ 19,708,113	$ 17,458,902	12.9%
Advisory	2,188,284	1,568,429	39.5%
Other fee income	129,819	66,397	95.5%
	$ 22,026,216	$ 19,093,728	15.4%

Number of representatives	675	641	5.3%

Average Revenue Per Rep	$ 32,631	$ 29,787	9.5%

REVENUES

     Revenues rose $3.15 million, or 16.1%, to $22.7 million, led by a $2.25 million or 12.9% increase in commissions and a $0.62 million or 39.5% increase in advisory services revenue. We are pleased by continued growth in high margin lines of business such as trading and advisory services. We also value the diversification of our brokerage revenues sources provided by similar or even greater growth in revenues from mutual funds, variable annuities and direct participation programs. Much like a diversified client portfolio, management looks to a diversified revenue stream to provide a degree of protection from market risk.

Commissions

     Commissions from direct participation programs, which predominantly include REIT’s (Real Estate Investment Trusts) and oil and gas programs, increased by $0.75 million, or 31.0%, primarily reflecting increased sales volume in the oil and gas programs. Commissions for direct participation programs were responsible for 33.0% of an overall $2.25 million increase in commission revenue, while commissions from variable annuities, which generated 30.5% of the overall commission revenue increase, grew by $0.69 million or 9.6% .

	Commission Revenue
	Quarters June 30,

				Percent of total	Percentage increase
Product Type	2007	2006	2007 vs 2006	Increase	2007 vs 2006
Variable Annuities	$ 7,849,676	$ 7,163,507	$ 686,169	30.5%	9.6%
Trading (brokerage)[1]	5,819,403	5,246,499	572,904	25.5%	10.9%
Mutual Funds	2,835,564	2,492,900	342,664	15.2%	13.7%
Direct Participation Programs	3,134,390	2,391,976	742,414	33.0%	31.0%
Other	69,080	164,020	(94,940)	-4.2%	-57.9%
	_____________	_____________	_____________	_____________	_____________

Total Commission Revenue	$ 19,708,113	$ 17,458,902	$ 2,249,211	100.0%	12.9%
	~~_____________~~	~~_____________~~	~~_____________~~	~~_____________~~	~~_____________~~

1. Revenue designated as Trading (brokerage) includes revenue from mutual funds sold through our trading platform. Revenue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

     Commissions from variable annuities continued to comprise the largest component of commission revenue, while trading (brokerage) revenue maintained its position as the second largest component of commission revenue. We continue to emphasize recruitment and retention of representatives who generate transactional (brokerage) business, particularly through utilization of our clearing firm’s trading platform which enables us to more efficiently conduct brokerage business despite increasing volume. As discussed below, the recent trend of higher growth in fee-based advisory services, compared to commission-based services, reflects efforts by management to grow revenues in the high margin advisory services area.

Advisory Fees

     Advisory services typically provide significantly higher margins than traditional non-trading broker-dealer products such as variable annuities and mutual funds. See "- Gross Margins", below. Accordingly, we have been encouraging our representatives to transition more of their non-trading business to advisory services. Although we do not dictate the nature or extent of advisory services our representatives provide for their clients, we continue to make concerted efforts to attract them to our proprietary advisory services programs through education, seminars, trade shows and direct telemarketing.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

     Fees from our representative-directed asset-managed A-MAP program, where asset allocation and other investment advisory services are provided directly by our independent representatives, continue to be the leading source of revenue in this category. Revenues from this program, which have been contributing an increasing proportion of advisory services revenue, grew by $0.48 million or 48.5% to $1.47 million compared to $0.99 million for the prior period. The A-MAP program is supported by our Net Exchange Pro and Pershing direct on-line mainframe trading platforms. This program is popular with our representatives because of the opportunities it provides to deliver to their clients superior asset management services at a potentially lower cost, and the potential for increased overall investment performance. Resulting transactional cost savings have been passed on to our representatives’ clients in the form of lower fees for improved service.

Other Fee Income

     Other fee income, primarily comprised of licensing and financial planning fees, increased by 95.5% compared to the prior period. This increase reflects growth in financial planning fees.

Marketing Revenue

     Marketing revenues increased by 52.4% due to growth in marketing support revenues reflecting increased sales in the sponsorship company’s products.

Other Income

     Other income, consisting primarily of interest and dividends and gains/losses on investments, increased by 23.9% .The majority of the increase came from interest earned on account balances due to an increase in the average daily balance in our trading accounts.

GROSS MARGINS
			Gross Margin Retention		Percent of Gross Margin
	Gross Margin		Quarter Ended		Quarter Ended		Gross Margin
	Quarter Ended June 30,		June 30,		June 30,		Percent Change

							2007
	2007	2006	2007	2006	2007	2006	vs. 2006

Commission - Mutual Funds and Variable Annuities	$ 1,796,551	$ 1,516,892	13.0%	12.6%	40.7%	40.1%	18.4%
(Check and Application distribution)
Commission - Trading	1,362,724	1,182,053	23.4%	22.5%	30.8%	31.2%	15.3%
Commission - Insurance Products	40,643	68,674	100.0%	99.5%	0.9%	1.8%	-40.8%
Commission - Underwriting	2,844	9,502	10.0%	10.0%	0.1%	0.3%	-70.1%
Advisory Services

A-Map (rep direct)	337,552	221,113	23.0%	22.4%	7.6%	5.8%	52.7%
Other	127,825	262,107	-2.3%	7.9%	2.9%	6.9%	-51.2%

Total	465,377	483,220	20.7%	30.3%	10.5%	12.7%	-3.7%
	_______	______	______	_____	______	______
Licensing	64,108	37,828	n/a	n/a	1.4%	1.0%	69.5%
Marketing	494,558	324,414	n/a	n/a	11.2%	8.6%	52.4%
Other income	196,576	164,369	n/a	n/a	4.4%	4.3%	19.6%

Total Gross Margin	4,423,381	3,786,952	19.4%	19.3%	100.0%	100.0%	16.8%
	~~_______~~	~~_______~~			~~_______~~	~~_______~~

Gross margin rose by $0.64 million or 16.8% to $4.42 million for the current period primarily due to a $0.28 million or

18.4% increase in gross margin derived from our check and application programs and a $0.18 million or 15.3% increase

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

from trading. We also experience a $0.12 million increase from our A-MAP advisory service program which has been experiencing continued growth.

Check and Application

     The increase in gross margin from our check and application business reflect increases in sales volume of the variable annuity and direct participation components. As a result of a $1.42 million increase in sales from these product types, we achieved an increase of approximately $0.19 million in our profit margin. See the above commission revenue chart.

     Profit margins from mutual fund sales, variable annuity sales, direct participation programs and other check and application distribution programs generated $1.80 million or nearly 40.6% of the total gross margin compared to $1.52 million or 40.1% during the prior period. As reflected in the above gross margin table, margin from our check and application distribution programs comprised the greatest portion of our overall profit margin, with profit margin from trading being the next leading component among our principal categories. Investments in technology have allowed us to process this additional volume without adding a commensurate level of staff.

Advisory Services

     The Company’s continued emphasis on A-MAP, our rep-directed asset managed program, is clearly reflected in our gross margin table as gross margin increased by $0.12 million or 52.7% . This gross margin improvement resulted directly from growth in assets under management in the program that, in management’s opinion, is due primarily to lower fees, improved services and increased awareness of this program.

     Management’s primary focus in the advisory services program has been to increase assets under management in the belief that it will generate an increase in the overall profit margin in advisory services even though the percentage retention rate may decrease as a result of lower fee rates. Although our retention rate from advisory services decreased compared to the prior period, it continues to exceed the rates generated by most of the other products and services we provide. See the gross margin table, above.

     Management’s emphasis on delivering our A-MAP program is reflected in the gross margin table with a concomitant $0.13 million, or 51.2%, decrease in gross margin in Other Advisory Services, including the older wrap fee programs.

Trading Services

     Trading Services profit margin increased by $0.18 million or 15.3% in part due to a $0.08 million increase in the margin from our fees on account balances. These fees contribute directly to our profit margin as they require no commission payout. In addition, there was a $0.10 million increase in gross margins from trading activities that required a commission payout.

     As a result of a $0.08 million increase to our profit margin from non-commissionable fees on account balances, our payouts as a percentage of total trading revenue decreased slightly for the comparative periods; however, payouts, as a percentage of commissionable trading, remained relatively flat. Our margin retention increased slightly from 22.5% in the prior period to 23.4% in the current period as trading services remain the second largest component of revenue contributing to our gross margin.

     The percentage retention rates generated by trading services and advisory services continue to exceed those generated by our check and application business. We intend to continue recruiting representatives who are duly licensed to offer trading and advisory services to their clients.

Commission and Advisory Fees

     Payouts to our independent representatives, when combined with other advisory and trading services costs, increased to 83.2% of rep-generated revenue, compared to 82.8% for the prior period. The corresponding decrease in our overall retention rate from 16.8% to 17.2% reflects a continuing transitioning of our sales force to higher producing representatives who command correspondingly higher payout rates (see Part I, Item II – “Our Process”). Partially offsetting this effect was a net increase in fees that do not generate payouts.

     In addition to selling more products through our check and application distribution programs, higher quality representatives have the potential to positively influence our overall retention rate because they are licensed to sell more of the higher margin products such as trading and advisory services. Also, management has been making a concerted effort to grow our A-MAP program, which provides to our clients the benefits of an advisory service program at reduced fees.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

     We carefully monitor our retention rates; however, we have chosen to focus more on total dollars retained. Management believes that increased payout rates earned by higher producing representatives will be more than offset by their greater overall contributions to margin and increased firm profitability.

     Management is continuing their efforts to improve margin contribution by recruiting and retaining sophisticated representatives who are duly licensed to offer a variety of brokerage and advisory products and services that generate higher commission retention rates than those obtained from check and application products. We experienced higher margins from trading as a result of ticket charges and fees pertaining to increases in account balances that flow entirely to the profit margin. With respect to advisory services, we receive fees on asset account balances that flow directly to the firm. Refer to Note 1 – "Revenue Recognition - Advisory Fees" to our condensed consolidated financial statements

OPERATING EXPENSES

Operating expenses, which experienced a $1.32 million or 27.4% decrease, are discussed in detail below.

Compensation and Benefits

     The largest component of operating expenses is compensation and benefits, which decreased by $0.74 million or 27.1%. This primarily reflects a decrease, from $0.62 million to $0.06 million, in compensation expense from the vesting of restricted stock that has been awarded to employees, directors, consultants, and independent representatives. We also experienced a $0.27 million decrease in compensation paid to officers due to the absence of any bonus awards during the current period. Partially offsetting these decrease was a $0.11 million increase in general salaries incurred primarily by hiring additional IT and accounting personnel.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses decreased by $0.60 million or 49.6% . The largest component of this decrease was a $0.59 million decrease in legal fees and settlement costs of which $0.20 million was associated with the Massachusetts Proceedings in the prior period. Management believes, although there can be no assurances, that the Massachusetts Proceedings will prove to be atypical, in terms of financial impact, of legal proceedings that will be generated in the future in connection with our on-going operations.

     The Company’s legal fee and settlement costs, other than those associated with the Massachusetts Proceedings, decreased by $0.39 million. Management believes this result is directly attributable to the Company’s risk-based management approach that seeks to minimize risk by improving the quality of its associated registered representatives while committing resources to educate and train our sales force, efficiently and accurately process their business, and appropriately supervise their business activities.

     The Company's legal accrual decreased by $0.19 million to $0.67 million as of June 30, 2007, compared to $0.86 million as of June 30, 2006, primarily as a result of the settlement of the Massachusetts Proceedings . As we operate in an increasingly litigious industry embedded with regulation, we will continue to invest significant resources to reduce the likelihood of future litigation exposure by promoting accuracy, ensuring sound operational techniques and applying appropriate compliance measures.

Advertising

Advertising, including related marketing expenses, remained relatively flat at $0.27 million.

Communications

     Communications expenses increased by $0.11 million or 172.2% primarily due to an increase in conferences and meetings costs from the hosting of our first Casa De Campo Conference which focused on furthering the business development of ICA. There was also an increase in telephone expenses. There were costs savings in printing expenses that were achieved by communicating to our prospective representatives by emailing our product literature instead of direct mailing. Costs also were incurred in enhancing our website to better inform and assist our representatives.

     The Company’s website is currently used to target new revenue streams by providing access to information through the website and other Internet publications. Recently the Company’s website has been upgraded as a communication tool to assist our representatives in keeping up with the industry’s rules and regulatory requirements, as well as consolidating their client’s portfolio through a portfolio design software that the Company purchased.

     Communication efforts and related expenses, which also include investor/public relations, conference, and telephone, have historically been positively correlated with the overall growth of our business. Our website and newsletter, "The Capitalist", have become effective media to communicate to qualified representative recruitment prospects.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

Occupancy

     Occupancy expenses increased by $0.07 million or 30.4% primarily as a result of opening Investment Centers in Braintree, MA, Manhattan, NY and Bedford, NH and a new Business Center in Miami, FL. The Company also experienced an increase in depreciation due to acquiring additional fixed assets in the form of new computers for the additional staff, leasehold improvements and additional furniture and fixtures for the home office in Lynnfield, MA to accommodate the increased number of employees.

Other Administrative

     Other administrative expenses, which include various insurance, postage, office and computer-related expenses, decreased by $0.08 million or 24.4% . Management continues to mount a concerted effort to reduce general office and postage expenses through several cost saving methods.

Interest Expense

     Interest expense increased by $0.02 million reflecting lower margin balances in our firm accounts and the incurring of a short-term obligation in financing insurance premiums.

NET INCOME

     Net income totaled $0.47 million, or $0.08 per basic and diluted share, compared to a $0.60 million, or $0.10 per basic and diluted share, loss for the prior period. The improvement in after-tax results was due to a favorable $1.85 million swing in operating (loss) income partially offset by a countervailing $0.79 million swing in provision (benefit) for income tax. The turnaround in operating income (loss) reflects both substantial increases in revenues and substantial reductions in operating expenses, particularly, compensation and regulatory/legal expenses.

     As discussed in “OPERATING EXPENSES – Regulatory, Legal and Professional”, above, the substantial reduction in regulatory/legal expenses was due in large part to termination of the Massachusetts Proceedings. Management believes, but there can be no assurances, that the Massachusetts Proceedings will prove to be atypical, in terms of financial impact, of legal proceedings that will be generated in the future in connection with our on-going operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that achieving its return on equity goals requires the efficient use of capital. We have financed our operations primarily with internally generated cash flow.

     Cash inflows typically have come primarily from the Company’s core broker-dealer and investment advisory services. Our business operations historically have proven profitable on a yearly basis. An exception was the fiscal year ended March 31, 2007, during which $2.20 million of costs were incurred in connection with the Massachusetts Proceedings.

Our historic profitability typically has followed an annual cycle of relatively average profitability during the first and third fiscal quarters, relatively low profitability (or even a loss) during the second fiscal quarter (when many representatives and their clients are on summer vacation), and relatively high profitability during the fourth fiscal quarter (when many representatives and their clients start a new business and investment year).

     Negative fluctuations and general uncertainty in financial markets can have a negative impact on cash flow. The Company works to minimize this impact by aggressively recruiting sophisticated representatives who can offer diversified products that continue to meet the needs of their clients despite changing market conditions.

     The Company takes a proactive approach to minimizing the occurrence and impact of other events that may lead to unexpected cash outflows, including lawsuits, trade errors, and fines and other sanctions imposed by regulatory agencies such as the NASD, the SEC and state securities regulators. A key to this approach is ensuring that adequate controls over our operations and those of our representatives are implemented and periodically updated. As part of this effort, substantial resources have been committed to enhancing the capabilities of our compliance team, whose tasks include assuring that our representatives give proper weight to the circumstances and interests of their clients when recommending investment options. The Company also allocates resources to stay current with the many rules and regulations applicable to our business by assisting in the education and training of our sales representatives and staff.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

     As of June 30, 2007, cash and cash equivalents totaled $4.89 million compared to $5.50 million as of March 31, 2007. Working capital as of June 30, 2007 was $6.65 million compared to $5.32 million as of March 31, 2007. The ratio of current assets to current liabilities was 2.32 to 1 as of June 30, 2007 compared to 1.80 to 1 as of March 31, 2007.

     Operations used $0.10 million in cash for the quarter ended June 30, 2007 compared to $0.22 million in cash used for the quarter ended June 30, 2006. Cash flow from operations, in comparing the current period to the prior period, increased by $0.12 million as a result of several factors.

     We experienced a $1.06 million increase in cash flow from net income as the Company reported a $0.47 million profit in the current period versus a $0.60 million loss in the prior period. Offsetting this increase was a $1.55 million decrease in cash flow from the payment in the current period of accrued expenses, primarily related to preferred marketing events and litigation, versus an increase in accrued expenses in the prior period pertaining to the Massachusetts Proceedings.

     In addition, we had a $0.57 million increase in cash flow from accounts payable in comparing the current period to the prior period . We also experienced a $0.94 million decrease in cash flow from receivables, primarily trade receivables, and a $0.94 million increase due to changes in income taxes.

     Cash outflows from investing activities for the current period totaled $0.06 million, the majority of which was for purchasing equipment, software and leasehold improvements.

     Finally we experienced a $0.48 million decrease in cash flow during the current period pertaining to a short-term obligation for insurance premiums.

     By comparison, for the quarter ended June 30, 2006, cash used in operations was $0.24 million. Cash outflows for the prior period included $0.12 million for purchasing equipment, software and leasehold improvements and, finally, from financing activities we paid a $0.25 million cash dividend on June 29, 2006 to shareholders of record as of June 15, 2006.

     Cash disbursements contributing to quarter ended June 30, 2006 cash flow included $0.64 million for legal-related matters, of which $0.35 million was for legal fees pertaining to the Massachusetts Proceedings. In addition the Company paid out $0.36 million in income taxes.

     Cash disbursements contributing significantly to cash outflows during our most recent quarter included $0.65 million for legal-related matters, of which $0.01 million was for legal fees pertaining to the Massachusetts Settlement. In addition the Company paid out $0.48 million toward short-term financing of insurance premiums along with $0.24 million for two of our preferred conferences, the “Diamond Achiever” and the “West Coast National Convention.” Finally we paid out $0.14 million to our independent accountants.

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

     As of June 30, 2007 ICC had net capital of $1.95 million (i.e., an excess of $1.51 million) and a 3.38 to 1 net capital ratio as compared to net capital of $1.05 million (i.e., an excess of $0.52 million) and a 7.59 to 1 net capital ratio as of March 31, 2007.

     The Company’s legal accrual decreased to $0.67 million from $0.86 million as a result of payments of accrued expenses incurred in the prior period pertaining to the Massachusetts Proceedings and various arbitrations filed against the Company. The Company will continue to assess its legal accrual as it pertains to the Massachusetts Settlement and its impact on ICC’s net capital ratio and excess net capital. The Company will record additional accruals as needed in the future if, when and to the extent that it becomes likely that total settlement costs will exceed $1,000,000.

     The Company currently has ample cash to cover additional accruals and disbursements resulting from these other arbitrations and proceedings.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

CONTRACTUAL OBLIGATIONS
Contractual Obligations		Payments Due by period

Period	April 1, 2007-March 31, 2008		April 1, 2008-March 31, 2011	April 1, 2011-March 31, 2013	April 1, 2013 and thereafter
	Total	less than 1 year	1-3 years	4-5 years	After 5 years
Fiscal Years Ended March 31,		2008	2009-2011	2012-2013	2014 and thereafter
______________________________________________________________________________________________________________________________
Short- term loans and notes payable:
Lines of credit and other short- term
borrowings	$ 353,637	$ 353,637
Operating leases:	1,966,320	439,702	1,202,506	324,112	-

Total Contractual Obligations	$ 2,319,957	$ 793,339	$ 1,202,506	$ 324,112	$ -

NOTES PAYABLE

     At June 30, 2007 and 2006, notes payable consisted of debt to finance insurance premiums. These notes are referenced in the table below:

June 30,	Lender	Premium	Principal	Interest Rate

	First insurance Funding, Corp.	Directors and officers,Liability,Fidelity Bond	$ 52,899	7.19%
	First insurance Funding, Corp.	Errors & Omissions	300,738	5.75%
			_________
2007			$ 353,637
			~~_________~~

2006	First insurance Funding, Corp.	Directors and officers,Liability,Fidelity Bond	$ 47,833	6.95%

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

Year ending March 31, 2008	$ 439,702
Year ending March 31, 2009	482,394
Year ending March 31, 2010	379,544
Year ending March 31, 2011	340,568
Year ending March 31, 2012	324,112
_________

Total minimum lease payments	$ 1,966,320
~~_________~~

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes.

     Total lease expense approximated to $176,117, and $147,273 for quarters years ended June 30, 2007 and 2006 respectively, of which $94,766, and $88,153, respectively, was incurred with respect to leases with Arlsburg Trust and Investors Realty, LLC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is present in our business due to, among other things, price changes in equities, changes in interest rates, and credit ratings in debt instruments. This risk relates both to financial instruments we hold as investments and those we hold for trading purposes.

     As of June 30, 2007, we held U.S. Treasury bonds with an amortized value totaling $1,492,337. Although we intend to hold these bonds to maturity, if we determined to liquidate our position in these bonds prior to maturity, the proceeds from their sale would depend on fluctuations in their market value that reflect, among other things, fluctuations in prevailing interest rates. See “Note 7 – Investments” to our condensed consolidated financial statements.

     We own an equity position in the Rising Dividend Fund with a market value of $185,134 as of June 30, 2007. The value of this position fluctuates daily.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

     Market risk is present in our normal business activity as a result of our involvement as principal in the execution of trading activity and delivery of fixed and variable investment products. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting client needs while earning a positive spread. As of June 30, 2007, we held in inventory for trading purposes securities valued at $144,191. We conduct our business as a brokerage and advisory firm clearing through another broker dealer on a fully disclosed basis to minimize our market risk. In our view, exposure to market risk, trading volatility and illiquidity of securities held from time to time in the firm’s inventory accounts could potentially have a material adverse effect on our financial position.

ITEM 4. CONTROLS AND PROCEDURES

     Based on an evaluation by our management in which they or persons performing similar functions participated, our principal executive and financial officers have concluded that controls and procedures in place as of the end of the period covered by this report were effective (i) for the purpose of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) for the purpose of ensuring that material information required to be in a report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company operates in a highly litigious and regulated business and, as such, is a defendant or codefendant in various lawsuits and arbitration incidental to its securities business. The Company is vigorously contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, because of inherent uncertainty routine in these matters. For the majority of pending claims, the Company's errors and omissions (E&O) policy limits the maximum exposure in any one case to between $75,000 and $100,000 and, in certain of these cases, the Company has the contractual right to seek indemnity from related parties. Management, in consultation with counsel, believes that resolution of pending litigation will not have a material adverse effect on the consolidated financial results of the Company.

ITEMS 1A – 5.

None.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

ITEM 6. EXHIBITS
Exhibit
Number	Description	Location
3.1	Articles of Organization, as amended	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles	(2)(Exh. 10.1)
10.2	Employment Agreement with Timothy B. Murphy	(2)(Exh. 10.2)
10.3	The 1994 Stock Option Plan	(3)(Exh. 10.3)
10.4	The 2005 Equity Incentive Plan	(4)(Exh. 4.5)
31.1	Certification of Theodore E. Charles pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350	(1)

32.2	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)

___________________________
(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-05327) filed August 14, 2000.

(3)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-43664) filed June 9, 2006

     Any exhibit not included with this Form 10-Q will be furnished to any shareholder of record upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Timothy B. Murphy Chief Financial Officer Date: August 14, 2007

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

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

Date: August 14, 2007 By: /s/ Theodore E. Charles Theodore E. Charles, Chairman, Chief Executive Officer and Director (principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

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

Date: August 14, 2007 By: /s/ Timothy B. Murphy Timothy B. Murphy, President, Treasurer, Chief Financial Officer and Director (principal financial officer)

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

Exhibit 32.1 CERTIFICATION

I, Theodore E. Charles, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: August 14, 2007 By: /s/ Theodore E. Charles Theodore E. Charles, Chairman, Chief Executive Officer and Director (principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 06/30/07

Exhibit 32.2 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: August 14, 2007 By: /s/ Timothy B. Murphy Timothy B. Murphy, President, Treasurer, Chief Financial Officer and Director (principal financial officer)