Form 10-Q
period 2007-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2007-11-14
CIK 1001871

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number: 1-16349

INVESTORS CAPITAL HOLDINGS, LTD. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3284631 (I.R.S. Employer Identification No.)

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

Number of shares outstanding of our only class of common stock as of November 09, 2007:

6,285,715

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

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

--------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

	PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2007	2007

Assets:

Current Assets

Cash and cash equivalents	$ 5,145,922	$ 5,498,259
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,288,752	4,336,234
Note receivable (current)	8,618	8,561
Loans receivable from registered representatives (current)	656,999	470,492
Prepaid income taxes	288,037	35,078
Marketable securities, at market value	129,055	206,530
Investments (short term)	1,437,237	745,315
Prepaid expenses	376,555	482,882

Total Current Assets	12,506,175	11,958,351

Property and equipment, net	1,328,026	1,396,793

Long Term Investments
Loans receivable from registered representatives	148,405	191,305
Note receivable	747,617	747,617
Equity investments, at cost	190,000	190,000
Investments	246,005	1,169,606
Cash surrender value life insurance policies	312,943	275,201

	1,644,970	2,573,729
Other Assets
Other assets	64,545	72,199
Deferred tax asset, net	865,082	889,128

	929,627	961,327

Total Assets	$ 16,408,798	$ 16,890,200

Liabilities and Stockholders' Equity:

Current Liabilities

Accounts payable	$ 769,512	$ 773,636
Accrued expenses	957,339	1,871,694
Notes payable	13,342	838,358
Unearned revenues	115,350	100,363
Commissions payable	3,346,001	3,049,900
Securities sold, not yet purchased, at market value	782	711

	5,202,326	6,634,662
Total Liabilities	$ 5,202,326	$ 6,634,662

Stockholders' Equity:

Common stock, $.01 par value, 10,000,000 shares authorized;
6,287,766 issued and 6,283,881 outstanding at September 30,2007;
6,209,421 issued and 6,205,536 outstanding at March 31, 2007 .	62,878	62,094
Additional paid-in capital	9,936,116	9,721,749
Retained earnings	1,194,122	468,506
less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	43,491	33,324

Total Stockholders' Equity	11,206,472	10,255,538

Total Liabilities and Stockholders'
Equity	$ 16,408,798	$ 16,890,200

The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended
	September 30,
	2007	2006

Revenues

Commission	$ 19,967,862	$ 15,289,438
Advisory fees	2,518,253	1,444,068
Other fee income	143,141	129,635
Marketing revenue	234,806	204,533
Other income	221,143	188,245

Total Revenue	23,085,205	17,255,919
Commission and advisory fees expenses	18,827,534	14,140,325

Gross Profit	4,257,671	3,115,594

Operating Expenses:
Advertising	428,201	231,797
Communications	336,024	134,633

Total Selling Expenses	764,225	366,430

Compensation and benefits	2,076,612	1,710,572
Regulatory, legal and professional	320,589	730,702
Occupancy	290,276	231,503
Other administrative expenses	323,071	156,296
Interest expense	8,572	7,570

Total Administrative Expenses	3,019,120	2,836,643

Total Operating Expenses	3,783,345	3,203,073

Operating Income (Loss)	474,326	(87,479)

Income (loss) before taxes	474,326	(87,479)
Provision for income taxes	215,277	82,356

Net Income (Loss)	$ 259,049	$ (169,835)

Earnings Per Common Share:
Basic earnings per common share	$0.04	($0.03)
Diluted earnings per common share	$0.04	($0.03)

Share Data:
Weighted average shares used in basic earnings per
common share calculations	6,064,200	6,116,869
Incremental shares from assumed exercise of stock options	394,110	162,814

Weighted average shares used in diluted earnings per
common share calculations	6,458,310	6,279,683

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Six Months Ended
	September 30,
	2007	2006

Revenues

Commission	$ 39,675,975	$ 32,748,340
Advisory fees	4,706,537	3,012,497
Other fee income	272,960	196,032
Marketing revenue	729,365	528,947
Other income	449,164	372,275

Total Revenue	45,834,001	36,858,091
Commission and advisory fees expenses	37,152,948	29,955,545

Gross Profit	8,681,053	6,902,546

Operating Expenses:
Advertising	695,694	501,424
Communications	515,027	200,401

Total Selling Expenses	1,210,721	701,825

Compensation and benefits	4,057,203	4,426,597
Regulatory, legal and professional	926,893	1,933,042
Occupancy	595,387	465,509
Other administrative expenses	574,683	488,899
Interest expense	34,216	15,602

Total Administrative Expenses	6,188,382	7,329,649

Total Operating Expenses	7,399,103	8,031,474

Operating Income (Loss)	1,281,950	(1,128,928)

Income (loss) before taxes	1,281,950	(1,128,928)
Provision (Benefit) for income taxes	556,334	(361,471)

Net Income (Loss)	$ 725,616	$ (767,457)

Earnings Per Common Share:
Basic earnings per common share	$0.12	($0.13)
Diluted earnings per common share	$0.11	($0.13)

Share Data:
Weighted average shares used in basic earnings per
common share calculations	6,059,619	5,874,301
Incremental shares from assumed exercise of stock options	400,675	153,177

Weighted average shares used in diluted earnings per
common share calculations	6,460,294	6,027,478

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Common	Amount	Additional	Comprehensive	Retained	Treasury	Accumulated
	Stock		Paid-In	Income	Earnings	Stock	Other
	Shares		Capital		(Deficit)		Comprehensive	Total
							Income (Loss)

Balance at April 01, 2006	5,794,246	$ 57,942	$ 8,740,780	-	$ 1,797,789	$ (30,135)	$ 19,707	$ 10,586,083
Stock based compensation	345,439	3,455	756,376					759,831
Comprehensive income:
Net (loss)				(767,457)	(767,457)
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising
during period no tax effect				2,761
No reclassification adjustment required				-

Other Comprehensive Income				2,761			2,761

Comprehensive Income				(764,696)				(764,696)

Dividend payment to shareholders					(245,218)			(245,218)

Balance at September 30,2006	6,139,685	$ 61,397	$ 9,497,156	-	$ 785,114	$ (30,135)	$ 22,468	$ 10,336,000

Balance at April 01, 2007	6,209,421	$ 62,094	$ 9,721,749	-	$ 468,506	$ (30,135)	$ 33,324	$ 10,255,538

Stock based compensation	78,345	784	214,367					215,151
Comprehensive income:
Net income				725,616	725,616
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising
during period no tax effect				10,167
No reclassification adjustment required				-

Other Comprehensive Income				10,167			10,167

Comprehensive Income				735,783				735,783

Balance at September 30,2007	6,287,766	$ 62,878	$ 9,936,116	-	$ 1,194,122	$ (30,135)	$ 43,491	$ 11,206,472

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Six Months Ended September 30,
	2007	2006

Cash flows from operating activities:

Net income (loss)	$ 725,616	$ (767,457)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	187,167	135,050
Amortization U.S. Treasury Bills	(2,866)	(6,016)
Change in deferred taxes	24,046	(355,620)
Share-Based Compensation	170,064	662,144
Market adjustment Cash surrender value life insurance policy	(1,299)	1,737
Stock-option compensation	-	75,033
Change in marketable securities	77,546	(65,621)
Gain on investment	(5,288)	(199)

Change in operating assets and liabilities:

Accounts receivable	47,482	681,621
Prepaid expenses and other assets	113,981	17,943
Prepaid income taxes and payable	(252,959)	(366,071)
Loans receivable from registered representatives	(143,607)	(62,999)
Accounts payable	(4,124)	(147,503)
Accrued expenses	(914,355)	271,903
Commissions payable	296,101	(269,775)
Unearned revenues	14,987	(1,228)

Net cash provided by (used in) operating activities	332,492	(197,058)

Cash flows from investing activities:

Purchases of property and equipment	(118,400)	(398,595)
(Payments) Cash Surrender Value life insurance policy	(36,443)	(53,111)
Investments in U.S.Treasury Notes, Bills	250,000	(1,977,751)
Changes in Note Receivable	(57)	(57)

Net cash provided by (used in) investing activities	95,100	(2,429,514)

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (CONTINUED)

(UNAUDITED)

	Six Months Ended September 30,
	2007	2006

Cash flows from financing activities:
Payment of Note Payable	$ (825,016)	$ (82,509)
Payment of dividends	-	(245,218)
Exercise of stock options	45,087	22,654

Net cash used in financing activities	(779,929)	(305,073)
Net Decrease in cash and cash equivalents	(352,337)	(2,931,645)
Cash and cash equivalents, at the beginning of the period	5,498,259	7,718,682

Cash and cash equivalents, at the end of the period	$ 5,145,922	$ 4,787,037

Supplemental disclosures of cash flow information:
Interest paid	$ 34,216	$ 15,602
Income taxes paid	$ 780,025	$ 360,700

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:

     Incorporated in July 1995, Investors Capital Holdings, Ltd. ("ICH") is a financial services holding company that operates in two segments of the financial services industry through its subsidiaries, Investors Capital Corporation (“ICC”) (doing business as Investors Capital Advisors, “ICA”, as a registered investment advisor), Eastern Point Advisors, Inc. (“EPA”), ICC Insurance Agency, Inc. and Investors Capital Holdings Securities Corporation (“ICH Securities”). These two segments comprise (1) broker-dealer services in support of Brokerage in securities, including provision of market information, internet on-line Brokerage, portfolio tracking and records management, and (2) investment advisory services including asset management. These products and services are offered throughout the United States primarily through our network of independent registered representatives. ICH Securities was formed in March 2005 to hold cash, cash equivalents, interest income and dividend income for ICH.

BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. The balance sheet at March 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

     Brokerage. The Company earns commissions through stock purchase and sale transactions, mutual fund purchases, government and corporate bonds transactions, fee-based managed accounts and ticket charges. The Company also earns revenue in the form of 12b-1 fees and interest on account balances. The earnings process is substantially complete at trade date in accordance with the rules of the Financial Industry Regulatory Authority (“FINRA”) and the SEC.

     The Company also receives credit for clearing charge adjustments that are netted against any clearing charges the Company may incur for the period. These adjustments are recognized as income in the period received unless otherwise noted by the clearing firm.

     Unrealized gains and losses are recorded at the time that the Company reconciles its brokerage positions with the market value. The unrealized gains or losses are adjusted to market until the position is settled or the trade is cancelled.

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

     Administration Fees. Administration fees for services rendered to the Company’s representatives respecting annual FINRA license renewals and E&O insurance are recognized as revenue upon registration of the representative with FINRA and listing of the registered representative with the E&O insurance carrier. The funds received from the registered representative are initially recorded as unearned revenue. The amounts, if any, collected in excess of the E&O insurance premium and/or fees due FINRA are recognized as revenue. Fees collected to maintain books and records are deferred and recognized ratably throughout the year.

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

Income Taxes

    The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

     The Company adopted FIN 48 during the fiscal quarter ended June 30, 2006. After analysis conducted by management and consultants as to the financial impact FIN 48 will have on the Company’s financials, the Company has concluded that FIN 48 will not have a material impact on its financials.

RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 2006, the Emerging Issues Task Force issued EITF 06-5, "Accounting for Purchases of Life Insurance -Determining the Amount That Could Be Realized in Accordance with The Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance". This EITF discusses whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 and whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. The Task Force reached a tentative conclusion that EITF 06-5 should be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of EITF 06-5 on its consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 will become effective for the Company as of January 1, 2008. The Company is continuing to evaluate the provisions of this standard and is not certain of the potential impact at this time.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157. Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

performance monitoring and portfolio rebalancing. To improve efficiency, EPA transitioned the bulk of its advisory services business to ICA over the 2 ½ year period ended March 31, 2006. Subsequent EPA operations have been limited to providing third-party advisory services and easing the conversion of representatives to ICA’s investment advisory programs.

     Under the guidelines of FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, commencing with the quarter ended December 31, 2005, management reports its segments on a management approach whereby our business is presented in segments reflecting the way we make operating decisions and assess performance. Accordingly, ICA is now reported as part of the asset management services segment. Segments are currently reported based upon the services provided, whereas they were previously segmented according to legal entity.

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

	September 30,
	2007	2006

Inter-company eliminations	$ (842,381)	$ (1,136,748)
Deferred income taxes	(3,200)	(24,013)
Income Taxes	(512,697)	(353)

Total Corporate items and eliminations	$ (1,358,278)	$ (1,161,114)

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

Segment reporting is as follows:

	Quarter Ended September 30,
	2007	2006

Non-interest revenues:
ICC brokerage services	$ 20,268,719	$ 15,604,117
EPA, ICA asset management services	2,598,044	1,463,557

Total	$ 22,866,763	$ 17,067,674

Revenues from transactions with other operating segments:
ICC brokerage services	$ 401,339	$ 335,128
EPA, ICA asset management services	50,727	34,686

Total	$ 452,066	$ 369,814

Interest and dividend income,net:
ICC brokerage services	$ 180,159	$ 141,382
EPA, ICA asset management services	15,091	14,522
ICH	1,407	229
ICH Securities	21,785	32,112

Total	$ 218,442	$ 188,245

Depreciation and amortization expenses:
ICC brokerage services	$ 93,406	$ 74,017
EPA, ICA asset management services	690	690

Total	$ 94,096	$ 74,707

Income tax provision:
ICC brokerage services	$ 6,142	$ 130,458
EPA, ICA asset management services	199,071	(56,120)
ICH	10,064	8,018

Total	$ 215,277	$ 82,356

Income (loss) :
ICC brokerage services	$ 5,974	$ (330,169)
EPA, ICA asset management services	239,507	154,690
ICH	(8217)	(26,468)
ICH Securities	21,785	32,112

Total	$ 259,049	$ (169,835)

Period end total assets:
ICC brokerage services	$ 11,976,116	$ 9,278,448
EPA, ICA asset management services	1,389,455	1,401,080
ICH	2,405,523	1,934,821
ICH Securities	1,995,982	3,144,628
Corporate items and eliminations	(1,358,278)	(1,161,114)

Total	$ 16,408,798	$ 14,597,863

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

	Six Months Ended September 30,
	2007	2006

Non-interest revenues:
ICC brokerage services	$ 40,536,393	$ 33,438,474
EPA, ICA asset management services	4,851,145	3,055,779

Total	$ 45,387,538	$ 36,494,253

Revenues from transactions with other operating segments:
ICC brokerage services	$ 707,892	$ 1,371,441
EPA, ICA asset management services	84,788	137,934

Total	$ 792,680	$ 1,509,375

Interest and dividend income,net:
ICC brokerage services	$ 372,603	$ 271,985
EPA, ICA asset management services	28,686	32,524
ICH	1,841	455
ICH Securities	43,333	58,874

Total	$ 446,463	$ 363,838

Depreciation and amortization expenses:
ICC brokerage services	$ 185,786	$ 133,669
EPA, ICA asset management services	1,381	1,381

Total	$ 187,167	$ 135,050

Income tax provision (benefit):
ICC brokerage services	$ 223,905	$ (676,782)
EPA, ICA asset management services	338,397	295,994
ICH	(5,968)	19,317

Total	$ 556,334	$ (361,471)

Income (loss) :
ICC brokerage services	$ 303,875	$ (1,098,155)
EPA, ICA asset management services	430,104	309,839
ICH	(51,696)	(37,995)
ICH Securities	43,333	58,854

Total	$ 725,616	$ (767,457)

Period end total assets:
ICC brokerage services	$ 11,976,116	$ 9,278,448
EPA, ICA asset management services	1,389,455	1,401,080
ICH	2,405,523	1,934,821
ICH Securities	1,995,982	3,144,628
Corporate items and eliminations	(1,358,278)	(1,161,114)

Total	$ 16,408,798	$ 14,597,863

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

     The Company does not anticipate, although there can be no assurances, that the total of said payments will exceed $1 million, of which $0.77 million had been expended as of September 30, 2007.

Other Proceedings

     At September 30, 2007, the Company was a co-defendant in various legal proceedings other than the Massachusetts Proceedings. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the majority of aforementioned lawsuits and, as a result, in the majority of cases the Company’s exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions. In accordance with FASB Statement No. 5, "Accounting for Contingencies", the Company had accrued expenses of approximately $0.68 million for the quarter ended September 30, 2007 related to legal fees and estimated probable settlement costs relating to the Company's defense in various lawsuits.

NOTE 4. STOCK BASED COMPENSATION

     On April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements for prior periods because the Company adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002 using the modified prospective application transition method within the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

Stock Options

     Prior to the adoption of SFAS 123(R), the Company had granted options and had reported as a footnote disclosure the pro forma effect if we had reported an expense under the guidelines of SFAS No. 123. There was no stock option expense for the quarters ended September 30, 2007 and 2006. The pro forma expense calculated using the Black-Scholes option pricing model did not exceed the cumulative expense previously disclosed in the Company’s report on Form 10-K for the fiscal year ended March 31, 2005.

     The following is a summary of the status of the Company's employee and director fixed stock options as of September 30, 2007 and 2006:

	Employee Fixed Options
	2007		2006

		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	153,332	$1.02	$ 153,332	$1.02

Granted	-		-
Forfeited	-		-
Exercised	-		-
Reclassified(non-employee)	-		-

Outstanding at quarter end	153,332	$1.02	153,332	$1.02

Options exercisable at quarter-end	153,166		$ 152,500

Weighted-average fair value of
options granted during the year	$ -		$ -

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

     The following assumptions were applied to employee options for the quarters ended September 30, 2007 and September 30, 2006.

	2007	2006

Dividend	0.00%	0.19%
Volatility	23%	48%
Risk-free interest rate	3.81%	4.84%
Expected Life in years	0.25	1.25

     The following table summarizes information about employee and directors' fixed stock options outstanding as of September 30, 2007:

Options Outstanding			Options Exercisable

		Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding		Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00
$1.91	3,332	0.25	$1.91	3,166	$1.91

	153,332	0.25	$1.02	153,166	$1.02

Restricted Stock

     Under the 2005 Equity Incentive Plan (the “Plan”) the Company is authorized to grant shares of ICH common stock to employees, directors, officers, representatives and other key individuals. Grants under the Plan may be made in connection with initial employment or under various retention plans and, to date, have subjected unvested options and shares to forfeiture in the event of termination other than for death, disability or retirement. The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. The following activity occurred during the three and six months period ended September 30, 2007:

	THREE MONTHS ENDED SEPTEMBER 30, 2007
	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value $

Non-vested at
July 1, 2007	194,594	$4.04	3.49 yrs.	$786,160

Granted	27,200	$4.90		$133,280
Vested	25,673	$4.43		$113,731
Canceled	(1,133)	$4.90		$(5,552)
Non-vested at
September 30, 2007	194,988	$4.11	3.03 yrs.	$801,401

	SIX MONTHS ENDED SEPTEMBER 30, 2007
	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value $

Non-vested at
April 1, 2007	181,729	$3.95 3.8 yrs.		$717,830

Granted	57,200	$4.80		$274,560
Vested	40,120	$4.30		$172,516
Canceled	(3,821)	$4.81		$(18,379)
Non-vested at		3.03 yrs.
September 30, 2007	194,988	$4.04		$787,752

     The Company’s net income for the three months ended September 30, 2007 includes $78,696 of compensation costs related to the Company’s grants of restricted stock to employees, and $31,422 for grants to independent representatives, under the Plan.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

     The Company’s net loss for the three months ended September 30, 2006 includes $30,797 of compensation costs related to the Company’s grants of restricted stock to employees, and $7,322 for grants to independent representatives, under the Plan.

     For the six months ended September 30, 2007 the compensation costs related to this plan includes $109,493 to employees and $60,571 for grants to independent representatives, under the Plan.

     For the six months ended September 30, 2006 the compensation costs related to this plan includes $587,992 to employees and $74,122 for grants to directors, consultants and independent representatives.

     As of September 30, 2007, there was $801,401 of total unrecognized compensation cost related to grants under the Plan. These costs are expected to be recognized over a weighted average period of approximately 3.03 years. The total fair value of shares vested under this plan during the three months ended September 30, 2007 was $113,731.

     As of September 30, 2006, there was $644,921 of total unrecognized compensation cost related to grants under the Company’s Equity Incentive Plan. These costs are expected to be recognized over a weighted average period of approximately 4.40 years. The total fair value of shares vested under this plan during the three months ended September 30, 2006 was $662,515.

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

NOTE 6 – LOANS TO REGISTERED REPRESENTATIVES

     ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals. Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. There were no loans charged to commission expense for the quarters ended September 30, 2007 and 2006.

     Other loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have not met the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are paid off.

     Interest charged on these loans to representatives range from 3% to 8% per annum.

     The Company writes off any loans that are deemed uncollectible after performing periodic credit evaluations. There were no loans written off to commission expense for the quarters ended September 30, 2007 and 2006.

     For further detail, please refer to “Note 1 - Accounts Receivable- Allowance for Doubtful Accounts”.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

	September 30,	March 31,
	2007	2007

Forgiveable Loans	$ 439,817	$ 331,023
Other Loans	365,587	330,774

Total Loans	$ 805,404	$ 661,797

NOTE 7 - INVESTMENTS

     Securities that are not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. The Company has not exercised significant influence over these equity investments; accordingly, these investments were recorded as of September 30, 2007 and March 31, 2007 at the Company’s cost of $190,000 pursuant to Accounting Principles Board No. 18 "The Equity Method of Accounting for Investments in Common Stock" (“APB No. 18”).

     As of September 30, 2007, the Company had investments in U.S. Treasury Notes being held to maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are presented at an amortized value as follows:

		SEPTEMBER 30, 2007
Purchase Date	Purchase Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Amortized Cost	Interest Date

7/12/2006	$ 242,745	US TREAS NOTES 3.000% 11/15/07 B/E DTD 11/15/02 N/C	$ 250,000	$ 249,389	May 15, Nov 15
7/12/2006	248,525	US TREAS NOTES 4.875% 04/30/08 B/E DTD 04/30/06 N/C	250,000	249,516	Apr 30, Oct 31
7/12/2006	249,727	US TREAS NOTES 5.125% 06/30/08 B/E DTD 06/30/06 N/C	250,000	249,952	Jun 30, Dec 30
9/28/2006	250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	250,000	250,341	Feb 28, Aug 28
11/3/2006	242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	246,005	Apr 15, Oct 15

	$ 1,234,189	Balance at September 30, 2007	$ 1,250,000	$ 1,245,203

	MARCH 31, 2007
Purchase Date	Purchase Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Amortized Cost	Interest Date

7/12/2006	$ 242,745	US TREAS NOTES 3.000% 11/15/07 B/E DTD 11/15/02 N/C	$ 250,000	$ 246,594	May 15, Nov 15
7/12/2006	246,650	US TREAS NOTES 3.625% 04/30/07 B/E DTD 04/30/05 N/C	250,000	249,695	Apr 30, Oct 31
7/12/2006	246,035	US TREAS NOTES 3.625% 06/30/07 B/E DTD 06/30/05 N/C	250,000	249,025	Jun 30, Dec 30
7/12/2006	248,525	US TREAS NOTES 4.875% 04/30/08 B/E DTD 04/30/06 N/C	250,000	249,088	Apr 30, Oct 31
7/12/2006	249,727	US TREAS NOTES 5.125% 06/30/08 B/E DTD 06/30/06 N/C	250,000	249,865	Jun 30, Dec 30
9/28/2006	250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	250,000	250,520	Feb 28, Aug 28
11/3/2006	242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	244,055	Apr 15, Oct 15

	$ 1,726,875	Balance at March 31, 2007	$1,750,000	$ 1,738,842

     On September 08, 2006, The Eastern Point Advisors Capital Appreciation Fund merged with The Eastern Point Advisors Rising Dividend Fund to become The Rising Dividend Growth Fund. As of September 30, 2007 the Company held a 0.24% ownership interest in The Rising Dividend Growth Fund, which had a fair market value of $188,039. At March 31, 2007 this investment had a fair market value of $176,079 which represented a 0.30% ownership interest.

     The Company has invested in a $250,000 face amount Certificate of Deposit with a stated date of maturity as of November 16, 2007 with a coupon rate of 5.25% . The Company is holding this investment to maturity. The Company had not invested in this Certificate of Deposit until after March 31, 2007.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis reviews our consolidated financial condition as of September 30, 2007 and March 31, 2007, the consolidated results of operations for the 3 and 6 months ended September 30, 2007 and 2006 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the 3 or 6 months ended September 30, 2007, (ii) the “prior period” means the 3 or 6 months ended September 30, 2006, (iii) an increase and decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

OUR BUSINESS

     The Company operates primarily through its subsidiary ICC in the broker-dealer segment and, doing business as ICA, the investment advisory segment of the financial services industry.

Broker-Dealer Services

     The Company provides broker-dealer services in support of trading and investment by its representatives’ customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities and variable life insurance, including provision of market information, internet brokerage, portfolio tracking facilities and records management.

Investment Advisory Services

     The Company provides investment advisory services, including asset allocation and portfolio rebalancing, for its representatives’ customers. In the past, investment advisory services were performed by both ICC and EPA. To avoid the duplication of effort involved in supporting two advisory services entities, the Company has consolidated substantially all of its investment advisor services in ICC doing business as ICA. Since March 31, 2006, EPA operations have been limited to providing third-party advisory services and easing the conversion of representatives to ICA’s investment advisory programs.

Recruitment and Support of Representatives

     A key component of our business strategy is to recruit well-established, productive representatives who generate revenues in high margin services and products. Additionally, we assist our existing representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients. The Company focuses on providing substantial added value to our representatives’ practices, enabling them to be more productive, particularly in high margin lines such as advisory services and brokerage.

     Support provided to assist representatives in pursuing consistent and profitable sales growth takes many forms, including: hi-tech brokerage systems, targeted financial assistance and a network of communication links with investment product

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

companies. Regional and national conventions provide forums for interaction to improve product knowledge, sales and client satisfaction. In addition, a dedicated business development unit focuses on providing representatives with programs and tools to grow their businesses both through new client acquisition and advancement of existing client relationships. These programs enhance our ability to attract and retain productive representatives.

OUR PROCESS

Check and Application

     The majority of transactions are conducted through a "check and application" process where a check and an investment company's product application are delivered to us for processing including principal review and submission to the investment company or clearing firm. Investments in technology have allowed the firm to move from a paper intensive to a virtually paper free process. This has shortened the transaction cycle, reduced errors and created greater efficiencies. The firm continues to invest in technologies that provide more efficient processes resulting in improved productivity.

Online Trading

     Registered representatives can efficiently submit a wide range of security investments online through the use of our remote electronic-entry brokerage platform.

Bond Trading

     The Company's fixed-income brokerage desk uses a network of regional and primary dealers to execute trades across a broad array of fixed-income asset classes. The desk also utilizes several dealer-only electronic services that allow the desk to offer inventory and to execute trades. Our fixed income traders work with our representatives to develop portfolios for clients. This area has seen growth as interest rates have risen and more investors have become interested in retirement income.

Asset Allocation

     Asset allocation services are made available through ICA, the Company's registered investment advisory service provider. Our services include the design, selection and rebalancing of investment portfolio on behalf of our representatives’ clients in addition to providing the tools, services and guidance that enable our representatives to provide these investment services directly to their clients. These services, for the most part, are conducted through our online brokerage platform. Other allocation services are performed directly by the fund company.

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

Reserves

     The Company records reserves related to legal proceedings in “accrued expenses” in the condensed consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or representative of the

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

Company; previous results in similar cases; and legal precedents. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions made by management in determining the estimates of reserves may be incorrect and the actual costs upon disposition of a legal proceeding may be greater or less than the reserved amount.

KEY INDICATORS OF FINANCIAL PERFORMANCE

     Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include average production per representative, top line commission and advisory services revenues, gross margins, operating expenses, legal costs, and earnings per share.

COMPARISON OF THE FISCAL QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006

RESULTS OF OPERATIONS

			Percent of Revenue
			Quarter Ended		Percent
	Quarter Ended September 30,		September 30,		Change

					2007
	2007	2006	2007	2006	vs. 2006

Revenues:
Commission	$ 19,967,862	$ 15,289,438	86.5%	88.6%	30.6%
Advisory fees	2,518,253	1,444,068	10.9%	8.4%	74.4%
Other fee income	143,141	129,635	0.6%	0.7%	10.4%
Marketing revenue	234,806	204,533	1.0%	1.2%	14.8%
Other income	221,143	188,245	1.0%	1.1%	17.5%

Total Revenue	23,085,205	17,255,919	100.0%	100.0%	33.8%

Commission and advisory fee expenses	18,827,534	14,140,325	81.6%	81.9%	33.1%
Gross Profit	4,257,671	3,115,594	18.4%	18.1%	36.7%
Operating Expenses:
Advertising	428,201	231,797	1.9%	1.3%	84.7%
Communications	336,024	134,633	1.5%	0.8%	149.6%

Total Selling Expenses	764,225	366,430	3.3%	2.1%	108.6%
Compensation and benefits	2,076,612	1,710,572	9.0%	9.9%	21.4%
Regulatory, legal and professional	320,589	730,702	1.4%	4.2%	-56.1%
Occupancy	290,276	231,503	1.3%	1.3%	25.4%
Other administrative expenses	323,071	156,296	1.4%	0.9%	106.7%
Interest expense	8,572	7,570	0.0%	0.0%	13.2%

Total Administrative Expenses	3,019,120	2,836,643	13.1%	16.4%	6.4%
Total Operating Expenses	3,783,345	3,203,073	16.4%	18.6%	18.1%

Operating Income (Loss)	474,326	(87,479)	2.1%	-0.5%	-642.2%

Income before taxes	474,326	(87,479)	2.1%	-0.5%	-642.2%
Provision (benefit) for income taxes	215,277	(82,356)	0.9%	-0.5%	-361.4%

Net Income (Loss)	$ 259,049	$ (169,835)	1.1%	-1.0%	-252.5%

     Management believes that upgrading the overall quality of our independent representatives is key to achieving robust growth in revenues and net income. Our experience has been that increasing the technical qualifications and business practices of our representatives not only generates more revenue, but assists in limiting the cost of overhead functions and representative errors and misconduct. We strive to continually improve the overall quality of our force of representatives by:

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

  recruiting high quality new representatives,
  terminating low quality representatives, and
  assisting representatives to improve their skills and practices.

     A key metric that we use to assess the average quality of our representatives is average revenue generated per representative.

     Average production per representative increased by 45.2%, reflecting management’s continuing emphasis on recruiting and retaining established, successful representatives who value the high level of service and support provided by ICC/ICA.

AVERAGE PRODUCTION PER REPRESENTATIVE

		Quarter Ended
	September 30, 2007	September 30, 2006	Percentage Change

Commission	$ 19,967,862	$ 15,289,438	30.6%
Advisory	2,518,253	1,444,068	74.4%
Other fee income	143,141	129,635	10.4%

	$ 22,629,256	$ 16,863,141	34.2%

Number of representatives	696	753	-7.6%

Average Production Per Rep	$ 32,513	$ 22,395	45.2%

REVENUES

     Revenues rose $5.82 million, or 33.8%, to $23.08 million, led by a $4.68 million or 30.6% increase in commissions and a $1.07 million or 74.4% increase in advisory services revenue. Robust growth in revenue from high margin lines, such as brokerage and advisory services, continues to be complimented by expanding revenues from other commission sources such as mutual funds, variable annuities and direct participation programs. Management looks to a diversified revenue stream to provide a degree of protection from market risk.

Commissions

     Commissions from variable annuities, which continued to comprise the largest component of both commission revenue and commission revenue growth, increased 31.6% over the year ago period. Brokerage, which maintained its position as the second largest component of commission revenue, experienced an even higher percentage revenue increase of 39.3%. Commission revenues from mutual funds and direct participation programs also grew strongly.

Commission Revenue Quarters Ended September 30,

				Percent of total	Percentage increase
Product Type[1] :	2007	2006	2007 vs 2006	Increase	2007 vs 2006
Variable Annuities	$ 7,870,474	$ 5,982,628	$ 1,887,846	40.4%	31.6%
Brokerage	6,385,468	4,582,422	1,803,046	38.5%	39.3%
Mutual Funds	3,059,665	2,358,286	701,379	15.0%	29.7%
Direct Participation Programs	2,581,668	2,217,661	364,007	7.8%	16.4%
Other	70,587	148,441	(77,855)	-1.7%	-52.4%

Total Commission Revenue	$ 19,967,862	$ 15,289,438	$ 4,678,422	100.0%	30.6%

1. Revenue designated as brokerage includes revenue from mutual funds sold through our trading platform. Revenue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

     We continue to emphasize recruitment and retention of representatives who generate transactional (brokerage) business, particularly through utilization of our clearing firm’s electronic brokerage platform which enables us to more efficiently conduct brokerage business despite increasing volume. As discussed below, the recent trend of higher revenue growth from

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

fee-based advisory services, compared to commission-based services, reflects parallel efforts by management to grow revenues in the high margin investment advisory services area.

Advisory Fees

     Advisory services typically provide significantly higher margins than non-brokerage broker-dealer products such as variable annuities and mutual funds. See "- Gross Margins", below. Accordingly, we have been encouraging our representatives to transition more of their non-brokerage business to advisory services. We do not dictate the nature or extent of advisory services our representatives provide for their clients. However, we continue to make concerted efforts to attract our representatives to our expanded line of proprietary advisory services programs through education, seminars, tradeshows and direct telemarketing.

     Fees from our advisor-directed managed asset program, A-MAP, where investment advisory services are provided directly by our independent representatives, continue to be the leading source of advisory services revenue. Revenues from this program, which have been contributing an increasing proportion of advisory services revenue, grew by $0.65 million or 61.0% to $1.72 million compared to $1.07 million for the prior period. Supported by our Net Exchange Pro and Pershing direct on-line mainframe brokerage platforms, A-MAP is popular with our representatives because of the opportunities it provides to potentially deliver superior asset management services and overall investment performance at a lower cost. Resulting transactional cost savings have been passed on to our representatives’ clients in the form of lower fees for improved service.

Other Fee Income

     Other fee income, which includes licensing and financial planning fees, increased modestly primarily due to increases in financial planning fees.

Marketing Revenue

     Marketing revenues rose somewhat reflecting an increase in marketing support revenue resulting from product sales.

Other Income

     Other income increased by 17.5% or $0.03 million reflecting an increase in interest earned on brokerage account balances due to higher average daily account balances.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

GROSS MARGINS

	Amount		% of Sales (Retention Rate)		% of Total Gross Margin
	Quarter Ended September 30,		Quarter EndedSeptember 30,		Quarter Ended September 30,		Percent Change

							2007
	2007	2006	2007	2006	2007	2006	vs. 2006

Commissions:
Check and Application	$ 1,756,535	$ 1,372,615	13.0%	13.0%	41.3%	44.1%	28.0%
Brokerage	1,470,639	882,103	23.0%	19.3%	34.5%	28.3%	66.7%
Fixed Insurance	44,837	61,079	100.0%	100.0%	1.1%	2.0%	-26.6%
Underwriting	2,575	8,736	10.0%	10.0%	0.1%	0.2%	-70.5%

Total	3,274,586	2,324,533			77.0%	74.6%	40.9%

Advisory Services:
A-MAP	356,663	237,512	20.8%	22.3%	8.4%	7.6%	50.2%
Other	210,856	98,625	n/a1	n/a1	5.0%	3.1%	113.8%

Total	567,519	336,137	21.8%	23.0%	13.4%	10.7%	68.8%

Licensing	64,960	98,796	n/a1	n/a1	1.5%	3.2%	-34.2%
Marketing	234,806	204,533	n/a1	n/a1	5.4%	6.6%	14.8%
Other Income	115,800	151,595	n/a1	n/a1	2.7%	4.9%	-23.6%

Total Gross Margin	4,257,671	3,115,594	19.4%	18.1%	100.0%	100.0%	36.7%

1. Due to account composition, profit margin retention for these products is not deemed a useful indicator of performance.

     Gross margin rose by $1.14 million or 36.7% to $4.26 million for the current period. This increase was due primarily to a $0.38 million or 28.0% increase in gross margin derived from our check and application programs and a $0.59 million or 66.7% increase from Brokerage. We also experienced a $0.23 million increase from our advisory service programs that in recent periods have been undergoing steady growth, primarily from our representative-directed A-MAP program.

Check and Application

     Check and application distribution programs generated $1.76 million in gross margins compared to $1.37 million during the prior period. This increase in large part reflected a $2.59 million rise in commissions from sales of variable annuity and mutual funds that contributed approximately $0.34 million to our profit margin. However, gross margin from check and application programs, as a percentage of total gross margin, decreased from 44.1% to 41.3% principally due to an even greater increase in gross margins generated by more profitable brokerage and advisory services.

Brokerage Services

     Brokerage services profit margin increased by $0.59 million or 66.7% principally due to a $0.43 million increase in gross margins from brokerage activities that required a commission payout, including $0.10 million in discounts on clearing fees. These latter fees, as well as a $0.16 million increase in the margin from non-commissionable fees on account balances, contributed to a 3.8% decrease in payouts to representatives as a percentage of total brokerage revenue. However, payouts, as a percentage of commissionable brokerage, remained relatively flat.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

     Our overall margin retention on commissionable services increased from 19.3% in the prior period to 23.0% in the current period as brokerage services represented the leading component of revenue contributing to our growth in gross margin.

Advisory Services

     Gross margin from our A-MAP rep-directed managed assets program grew by $0.12 million or 50.2% . The improvement resulted directly from growth in assets under management in the program that, in management’s opinion, is due primarily to lower fees, improved services and increased awareness of this program.

     The Company also experienced a $0.11 million or 113.8% rise in profit margin from non-AMAP programs, including third-party and, perhaps more importantly, ICA-directed investment advisory programs. The Company is continuing its efforts to bring on additional proprietary investment advisory products that emphasize improved service at lower fee levels and are designed to attract representatives with substantial amounts of client assets under management.

Commission and Advisory Fees Expenses / Retention

     Payouts to our independent representatives, when combined with other advisory and brokerage services costs, decreased to 79.8% of representative-generated revenue, compared to 83.9% for the prior period. The corresponding increase in our overall retention rate from 16.1% to 20.2% reflects a transitioning of our direct business (check and application) to our high margin brokerage and advisory services.

     Management is continuing their efforts to improve margin contribution by recruiting and retaining sophisticated representatives who are duly licensed to offer a variety of brokerage and advisory products and services that generate higher commission retention rates than those obtained from check and application products. Margins from brokerage were boosted by ticket charges and fees pertaining to increases in account balances that flow entirely to the profit margin. Fees received on asset account balances under our investment advisory programs also flow directly to the firm.

OPERATING EXPENSES

      Operating expenses, which experienced a $0.58 million or 18.1% increase, are discussed in detail below.

Compensation and Benefits

     The largest component of operating expenses is compensation and benefits, which increased by $0.37 million or 21.4% . This stems mostly from a $0.24 million increase in general salaries incurred primarily in hiring additional IT, recruitment and accounting personnel. In addition there was a $0.07 million increase in stock compensation for restricted stock awards issued to representatives and employees. Other forms of compensation and benefits, including dental, health, and life insurance, increased by $0.06 million.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses decreased by $0.41 million or 56.1% . The largest component of this decrease was a $0.65 million decrease in legal fees and settlement costs of which $0.28 million was associated with the settlement of the Massachusetts Proceedings. In addition, the Company received $0.24 million in insurance proceeds reimbursing previously-recorded costs pertaining to a prior period settlement.

     Management believes, although there can be no assurances, that the Massachusetts Proceedings will prove to be atypical, in terms of financial impact, of legal proceedings that will be generated in the future in connection with our on-going operations.

     Legal fees and settlement costs, other than those associated with the Massachusetts Proceedings, decreased by $0.08 million. Management believes this result is directly attributable to the Company’s risk-based management approach that seeks to minimize risk by improving the quality of its associated registered representatives while committing resources to educate and train our sales force, efficiently and accurately process their business, and appropriately supervise their business activities.

     The Company's legal accrual decreased by $0.10 million to $0.56 million as of September 30, 2007, compared to $0.66 million as of September 30, 2006, primarily as a result of the settlement of the Massachusetts Proceedings. As we operate in an increasingly litigious industry embedded with regulation, we will continue to invest significant resources to reduce the likelihood of future litigation exposure by promoting accuracy, ensuring sound operational techniques and applying appropriate compliance measures.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

Advertising

     Advertising, including related marketing expenses, increased by $0.20 million or 84.7% . Management has been aggressively placing advertisements in financial services trade publications to communicate to potential representative recruits.

Communications

     Communications expenses increased by $0.20 million or 149.6% primarily due to an increase in conferences and meetings costs from the hosting of our Pinnacle Conference, which focused on furthering the business development of our top producing representatives. Communication efforts and related expenses, which also include investor/public relations, conference and telephone, have historically been positively correlated with the overall growth of our business. Our website and newsletter, "The Capitalist", have become effective media to communicate to qualified representative recruitment prospects.

Occupancy

     Occupancy expenses increased by $0.06 million or 25.4% primarily as a result of opening Investment Centers in Braintree, MA, Manhattan, NY, and Bedford, NH, and a new Business Center in Miami, FL. The Company also experienced an increase in depreciation due to acquiring additional fixed assets in the form of new computers for additional staff, leasehold improvements and additional furniture and fixtures for the home office in Lynnfield, MA to accommodate the increased number of employees.

Other Administrative

     Other administrative expenses, which include various insurance, postage, office and computer-related expenses, increased by $0.17 million or 106.7% primarily reflecting a FINRA fine resulting from email-related deficiencies. Increased expenses were incurred for employee training and seminars geared to educating our staff on the importance of achieving excellence in providing quality customer service. Finally, the Company paid additional taxes stemming from a use tax audit. Management continues to mount a concerted effort to curtail unnecessary office expenses.

NET INCOME

     Net income totaled $0.26 million, or $.04 per basic and diluted share, compared to a $0.17 million, or $.03 per basic and diluted share, loss for the prior period. The improvement in after-tax results was due to a favorable $0.56 million swing in operating income (loss) partially offset by a countervailing $0.30 million swing in provision (benefit) for income tax. The turnaround in operating income (loss) reflects both substantial increases in revenues and substantial reductions in operating expenses, particularly, regulatory/legal expenses.

COMPARISON OF THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

     Results reported for the current six-month period compared to the year ago six-month period are discussed below to the extent that explanations for comparative variances in year to date results differ from the explanations for comparative quarterly results discussed above. Please refer to the comparative quarterly results analysis for a general explanation of variances concerning the current six-month period that are not discussed below.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

RESULTS OF OPERATIONS

			Percent of Revenue
			Six Months Ended		Percent
	Six Months Ended September 30,		September 30,		Change

					2007
	2007	2006	2007	2006	vs. 2006

Revenues:
Commission	$ 39,675,975	$ 32,748,340	86.5%	88.9%	21.2%
Advisory fees	4,706,537	3,012,497	10.3%	8.2%	56.2%
Other fee income	272,960	196,032	0.6%	0.5%	39.2%
Marketing revenue	729,365	528,947	1.6%	1.4%	37.9%
Other income	449,164	372,275	1.0%	1.0%	20.7%

Total Revenue	45,834,001	36,858,091	100.0%	100.0%	24.4%

Commission and advisory expenses	37,152,948	29,955,545	81.1%	81.3%	24.0%
Gross Profit	8,681,053	6,902,546	18.9%	18.7%	25.8%
Operating Expenses:
Advertising	695,694	501,424	1.5%	1.4%	38.7%
Communications	515,027	200,401	1.1%	0.5%	157.0%

Total Selling Expenses	1,210,721	701,825	2.6%	1.9%	72.5%
Compensation and benefits	4,057,203	4,426,597	8.9%	12.0%	-8.3%
Regulatory, legal and professional	926,893	1,933,042	2.0%	5.2%	-52.1%
Occupancy	595,387	465,509	1.3%	1.3%	27.9%
Other administrative expenses	574,683	488,899	1.3%	1.3%	17.5%
Interest expense	34,216	15,602	0.1%	0.0%	119.3%

Total Administrative Expenses	6,188,382	7,329,649	13.5%	19.9%	-15.6%
Total Operating Expenses	7,399,103	8,031,474	16.1%	21.8%	-7.9%

Operating Income (Loss)	1,281,950	(1,128,928)	2.8%	-3.1%	-213.6%

Income before taxes	1,281,950	(1,128,928)	2.8%	-3.1%	-213.6%
Provision (benefit) for income taxes	556,334	(361,471)	1.2%	-1.0%	-253.9%

Net Income (Loss)	$ 725,616	$ (767,457)	1.6%	-2.1%	-194.5%

AVERAGE PRODUCTION PER REPRESENTATIVE

		Six Months Ended
	September 30, 2007	September 30, 2006	Percentage Change

Commission	$ 39,675,975	$ 32,748,340	21.2%
Advisory	4,706,537	3,012,497	56.2%
Other fee income	272,960	196,032	39.2%

	$ 44,655,472	$ 35,956,869	24.2%

Actual number of representatives	696	753	-7.6%

Average Revenue Per Rep	$ 64,160	$ 47,751	34.4%

REVENUES

     Revenues increased by $9.0 million or 24.4% for the six-month comparative period as top line revenue grew 21.2 % in commissions and 56.2% in advisory fees over the same time frame a year ago.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

Commissions

	Commission Revenue
	Six Months Ended September 30, 2007 and 2006

				Percent of total	Percentage change
Product Type[1] :	2007	2006	2007 vs 2006	Increase	2007 vs 2006

Variable Annuities	$ 15,720,150	$ 13,146,136	$ 2,574,014	37.1%	19.6%
Brokerage	12,204,871	9,828,921	2,375,950	34.3%	24.2%
Mutual Funds	5,895,229	4,851,186	1,044,043	15.1%	21.5%
Direct Participation Programs	5,716,058	4,609,637	1,106,421	16.0%	24.0%
Other	139,667	312,460	(172,794)	-2.5%	-55.3%

Total Commission Revenue	$ 39,675,975	$ 32,748,340	$ 6,927,633	100.0%	21.2%

1. Revenue designated as Brokerage (Trading) includes revenue from mutual funds sold through our trading platform. Revenue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

     Brokerage revenue experienced the largest percentage growth while commissions from variable annuity sales continued to be the leading revenue component. This current growth trend in Brokerage is indicative of our refined business model of attracting highly sophisticated representatives who can potentially flow through a well diversified book of business.

Advisory Fees

     Advisory fees grew by 56.2% during the current period versus the prior period, primarily in the A-MAP program. A-MAP grew 55.0% or by $1.13 million as we continue to strive to service and improve a quality product at reduced fees.

Other Fee Income

     Other fee income increased by 39.2% or $0.08 million compared to the year ago period. The growth in other fee income reflects mostly an increase in planning fees as more of our qualified representatives are providing consulting services to better assist clients in managing their portfolios.

Marketing Revenue

     Marketing revenues grew by 37.9 % or $0.20 million over the prior period. This growth is primarily due to the increase in marketing support revenue resulting from product sales.

Other Income

     Other Income grew by 20.7% or $0.08 million over the year ago period reflecting increased interest income on account balances from our trading accounts.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

GROSS MARGINS
	Amount		% of Sales (Retention Rate)		% of Total Gross Margin
	Six Months		Six Months Ended		Six Months Ended
	Ended September 30,		September 30,		September 30,		% Change

							2007
	2007	2006	2007	2006	2007	2006	vs. 2006

Commissions:
Check & Application	$ 3,553,086	$ 2,889,507	13.0%	12.6%	40.9%	41.8%	23.0%
Brokerage	2,833,363	2,064,156	23.2%	22.5%	32.6%	29.9%	37.3%
Fixed Insurance	85,480	129,753	100.0%	99.5%	1.0%	1.9%	-34.1%
Underwriting	5,419	18,238	10.0%	10.0%	0.1%	0.3%	-70.3%

Total	6,477,348	5,101,654			74.6%	73.9%	27.0%

Advisory Services:	-	-
A-MAP	694,215	458,625	21.8%	22.3%	8.0%	6.6%	51.4%
Other	338,682	360,732	n/a1	n/a1	3.9%	5.2%	-6.1%

Total	1,032,897	819,357	21.3%	23.0%	11.9%	11.8%	26.1%

Licensing	129,068	136,624	n/a1	n/a1	1.5%	2.0%	-5.5%
Marketing	729,364	528,947	n/a1	n/a1	8.4%	7.7%	37.9%
Other income	312,376	315,964	n/a1	n/a1	3.6%	4.6%	-1.1%

Total Gross Margin	8,681,053	6,902,546	19.4%	18.7%	100.0%	100.0%	25.8%

1. Due to account composition, profit margin retention for these products is not deemed a useful indicator of performance.

 Check and Application

    Gross profit from our direct business (check and application) continues to comprise the largest contribution to the margin; however, as a percentage of total gross margin, it decreased from 41.8% to 40.9% .

Brokerage Services

     Brokerage services profit margin grew by 37.3% or $0.77 million as non-commissionable money market revenue increased by $0.24 million. In addition we experienced a $0.53 million increase in margin from commissionable brokerage activities including a $0.10 million in clearing discounts.

     The growth in margin from brokerage is due in part to a revised fee structure with our clearing firm. Other commissions in the form of 12b-1 trails, ticket charges and sales commissions, and interest earned on money market balances, have made a considerable contribution to our profit margin as brokerage volume increases.

Advisory Services

     Advisory services profit margin grew by 26.1% or $0.21 million reflecting a 51.4% or $0.24 million rise in gross margin generated by our A-MAP rep-directed managed assets program.

Commission and Advisory Fees Expenses

     Commission and advisory fees expenses during the current six-month period were $37.2 million versus $30.0 million in the prior period. As a percentage of revenue generated by representatives (i.e., commissions, advisory fees and other fees) commission and advisory expenses decreased slightly from 83.3% to 83.2% . These expenses include commissions to representatives, clearing costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

OPERATING EXPENSES

Operating expenses decreased by 7.9% primarily due to a decrease in regulatory, legal and professional services.

Compensation and Benefits

     Compensation and benefits decreased by 8.3% due primarily to non-repetition of prior period restricted stock awards to key management and staff.

Regulatory, Legal and Professional

     The decrease in this expense category stems principally from a decrease in legal fees compared to those incurred in our defense in the Massachusetts Proceedings during the prior period. In addition the Company received insurance proceeds reimbursing certain prior period arbitration settlement costs.

Advertising

     The Company’s advertising expenses increased by 38.74 % over the prior period as management has been committing more resources towards placing advertisements in financial service periodicals to enhance recruitment of independent representatives.

Communications

     Communication expenses rose by 157% principally due to commitment of resources to two conferences for representatives held in the current period to stimulate revenue growth in advisory services and from our top producers.

Occupancy

     Occupancy expenses increased by 27.9 % in the current period versus the year ago six-month period reflecting the opening of new investment centers.

Other Administrative

     Other administrative expenses increased in the current period by 17.5 % versus the prior period primarily due to a FINRA fine regarding our email domain.

NET INCOME

     The Company experienced a profit turnaround for the six-month period in comparison to the prior period. We continued to grow top line revenues in the high margin areas while reducing operating expenses, primarily in legal expenses. Management believes that the $1.49 million profit increase in the current period compared to the prior period demonstrates the viability of our current business model, which stresses recruitment of high-producing representatives and reduction of regulatory risk that has negatively impacted the firm in the past.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that achieving its return on equity goals requires the efficient use of capital. We have financed our operations primarily with internally generated cash flow.

     Cash inflows typically have come primarily from the Company’s core broker-dealer and investment advisory services. Our business operations historically have proven profitable on a yearly basis. An exception was the fiscal year ended March 31, 2007, during which $2.20 million of costs were incurred in connection with the Massachusetts Proceedings. With the settlement of these proceedings in December 2006, management believes, although there can be no assurances, that the profits and positive cash flows achieved in the last two fiscal quarters mark the return of long-term, sustainable profitability and positive cash flow.

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

     The Company takes a proactive approach to minimizing the occurrence and impact of other events that may lead to unexpected cash outflows, including legal proceedings, trade errors, and fines and other sanctions imposed by regulatory agencies such as FINRA, the SEC and state securities regulators. Accordingly, the Company has been allocating increasing resources to stay current with the many rules and regulations applicable to our business and to provide up-to-date education and training to our staff and independent representatives. A key to this approach is ensuring that adequate controls over our operations and those of our representatives are implemented and periodically updated. As part of this effort, substantial resources have been committed to enhancing the capabilities of our compliance team, whose tasks include assuring that our representatives give proper weight to the circumstances and interests of their clients when recommending investment options.

     As of September 30, 2007, cash and cash equivalents totaled $5.15 million compared to $5.50 million as of March 31, 2007. Working capital as of September 30, 2007 was $7.30 million compared to $5.32 million as of March 31, 2007. The ratio of current assets to current liabilities was 2.40 to 1 as of September 30, 2007 compared to 1.80 to 1 as of March 31, 2007.

     Operations provided cash flow of $0.33 million for the six months ended September 30, 2007 compared to $0.20 million in cash used for the six months ended September 30, 2006. Cash flow from operations, in comparing the current period to the prior period, generated an increase to cash flow of $0.53 million as a result of several factors. We experienced a $1.49 million increase in cash flow from net income as the Company reported a $0.73 million profit in the current period versus a $0.77 million loss in the prior period. Offsetting this increase was a $1.19 million decrease in cash flow from the payment of accrued expenses, primarily related to preferred marketing events and litigation in the current period versus an increase in accrued expenses in the prior period pertaining to the Massachusetts Proceedings.

     Cash inflows from investing activities for the current period totaled $0.10 million, as a treasury note matured on July 1, 2007 in the amount of $0.25 million offset by purchases in property and equipment of $0.12 million. Finally we experienced a $0.83 million decrease in cash flow during the current period pertaining to a short-term obligation for insurance premiums.

     By comparison, for the six months ended September 30, 2006, cash used in operations was $0.20 million. Cash outflows for the prior period included $0.40 million for purchasing equipment, software and leasehold improvements. In addition, the Company had invested $1.98 million in U.S Treasury bills and notes. Finally, from financing activities we paid a $0.25 million cash dividend on June 29, 2006 to shareholders of record as of June 15, 2006.

     Cash disbursements contributing to period ended September 30, 2006 cash flow included $0.58 million for legal-related matters, of which $0.41 million was for legal fees pertaining to the Massachusetts Proceedings.

     Cash disbursements contributing significantly to cash outflows during our most recent quarter included $0.21 million for legal-related matters, of which $0.08 million was for payments made to the “eligible purchasers” as part of the settlement of the Massachusetts Proceedings. In addition, the Company paid out $0.32 million toward short-term financing of insurance premiums along with $0.55 million for two of our preferred conferences, the “Diamond Achiever” and the “West Coast National Convention,” as well as our Pinnacle Conference. Finally we paid out $0.22 million to FINRA. Cash disbursements had reduced an allowable asset, cash, or our net capital during the quarter ended September 30, 2007.

     The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that ICC, our broker-dealer subsidiary, maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by ICC, and net capital includes ICC cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, ICC’s net capital ratio would exceed 10 to 1 or if ICC would have less than 120% of its minimum required net capital. As of September 30, 2007 ICC had net capital of $2.0 million (i.e., an excess of $1.59 million) and a 3.07 to 1 net capital ratio as compared to net capital of $1.05 million (i.e., an excess of $0.52 million) and a 7.59 to 1 net capital ratio as of March 31, 2007.

     The Company’s legal accrual decreased to $0.56 million from $0.66 million as a result of payments of accrued expenses incurred in the prior period pertaining to the Massachusetts Proceedings and various arbitrations filed against the Company. The Company will continue to assess its legal accrual as it pertains to the settlement of the Massachusetts Proceedings and its impact on ICC’s net capital ratio and excess net capital. The Company will record additional accruals as needed in the future if, when and to the extent that it becomes likely that total Massachusetts Proceedings settlement costs will exceed $1,000,000. The Company believes that it currently has ample cash to cover additional accruals and disbursements resulting from these and other arbitrations and proceedings.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

CONTRACTUAL OBLIGATIONS

Contractual Obligations		Payments Due by period

Period		April 1, 2007-March 31, 2008	April 1, 2008-March 31, 2011	April 1, 2011-March 31, 2013	April 1, 2013 and thereafter
	Total	less than 1 year	1-3 years	4-5 years	After 5 years
Fiscal Years Ended March 31,		2008	2009-2011	2012-2013	2014 and thereafter

Short- term loans and notes payable:
short- term borrowings	$ 13,342	$ 13,342	-	-	-
Operating leases:	1,830,526	296,330	1,210,084	324,112	-

Total Contractual Obligations	$ 1,843,868	$ 309,672	$ 1,210,084	$ 324,112	$ -

NOTES PAYABLE

       At September 30, 2007 notes payable consisted of debt to finance insurance premiums. These notes are referenced in the table below:

September 30,	Lender	Premium	Principal	Interest Rate

2007	First insurance Funding, Corp.	Directors and Officers, Liability, Fidelity Bond	$ 13,342	7.19%

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

Year ending March 31, 2008	$ 296,330
Year ending March 31, 2009	489,973
Year ending March 31, 2010	379,544
Year ending March 31, 2011	340,567
Year ending March 31, 2012	324,112

Total minimum lease payments	$ 1,830,526

       Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes.

     Total lease expense amounted to $178,024, and $152,928 for quarters ended September 30, 2007 and 2006, and for the six months ended September 30, 2007 and 2006 total lease expense was $354,141 and $300,201, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is present in our business due to, among other things, price changes in equities, changes in interest rates, and credit ratings in debt instruments. This risk relates both to financial instruments we hold as investments and those we hold for Brokerage purposes.

     As of September 30, 2007, we held U.S. Treasury bonds with an amortized value totaling $1,245,203. Although we intend to hold these bonds to maturity, if we determined to liquidate our position in these bonds prior to maturity the proceeds from their sale would depend on fluctuations in their market value that reflect, among other things, fluctuations in prevailing interest rates.

     We own an equity position in the Rising Dividend Fund with a market value of $188,039 as of September 30, 2007. The value of this position fluctuates daily.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

     Market risk is present in our normal business activity as a result of our involvement as principal in the execution of brokerage activity and delivery of fixed and variable investment products. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market making activities are client driven, with the objective of meeting client needs while earning a positive spread. As of September 30, 2007, we held in inventory for brokerage purposes securities valued at $129,837. We conduct our business as a brokerage and advisory firm clearing through another broker dealer on a fully disclosed basis to minimize our market risk. In our view, exposure to market risk, trading volatility and illiquidity of securities held from time to time in the firm’s inventory accounts could potentially have a material adverse effect on our financial position.

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

ITEMS 1A – 3. None.

ITEMS 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company held its annual meeting of stockholders on August 23, 2007. Three proposals were acted upon.

Election of directors to one-year terms. All nominees were elected as follows:

Director Nominees	For	Against	Withheld	Abstain	Broker Non-votes

Theodore E. Charles	4,684,522	-	42,369	-	-
Timothy B. Murphy	4,683,674	-	43,217	-	-
Arthur Stickney	4,684,469	-	42,422	-	-
William Atherton	4,684,522	-	42,369	-	-
Robert Martin	4,684,469	-	42,422	-	-

Ratification of UHY, LLP as the Company’s auditors for the fiscal year ending March 31, 2008. Ratified as follows:

For	Against	Withheld	Abstain	Broker Non-votes
4,735,164	1,077	-	1,700	-

Approval of plan of domestication of the Company as a Delaware corporation. Approved as follows:
For	Against	Withheld	Abstain	Broker Non-votes

4,697,110	21,166	-	1,200	-

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

ITEM 5. OTHER INFORMATION

   None.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

ITEM 6. EXHIBITS
Exhibit
Number	Description	Location
3.1	Certificate of Incorporation	(1)
3.2	By-Laws	(1)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles	(2)(Exh. 10.1)
10.2	Employment Agreement with Timothy B. Murphy	(2)(Exh. 10.2)
10.3	The 1994 Stock Option Plan	(3)(Exh. 10.3)
10.4	The 2005 Equity Incentive Plan	(4)(Exh. 4.5)
31.1	Certification of Theodore E. Charles pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)

(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-05327) filed August 14, 2000.

(3)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-43664) filed June 9, 2006

     Any exhibit not included with this Form 10-Q will be furnished to any stockholder of record upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320, Attention: Corporate Secretary.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 09/30/07

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD.

 By: /s/ Timothy B. Murphy

 Chief Financial Officer
Date: November 14, 2007