Form 10-Q
period 2007-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2008-02-14
CIK 1001871

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Number of shares outstanding of our only class of common stock as of February 11, 2008:

6,289,230

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

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

--------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

	PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2007	2007

Assets:

Current Assets

Cash and cash equivalents	$ 5,535,941	$ 5,498,259
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,440,530	4,336,234
Note receivable (current)	8,702	8,561
Loans receivable from registered representatives (current)	551,435	470,492
Prepaid income taxes	766,906	35,078
Marketable securities, at market value	246,815	206,530
Investments (short term)	1,246,856	745,315
Prepaid expenses	511,707	482,882

Total Current Assets	13,483,892	11,958,351

Property and equipment, net	1,344,519	1,396,793

Long Term Investments
Loans receivable from registered representatives	268,322	191,305
Note receivable	747,617	747,617
Equity investments, at cost	190,000	190,000
Investments	185,638	1,169,606
Cash surrender value life insurance policies	353,787	275,201

	1,745,364	2,573,729
Other Assets
Other assets	64,346	72,199
Deferred tax asset, net	827,628	889,128

	891,974	961,327

Total Assets	$ 17,465,749	$ 16,890,200

Liabilities and Stockholders' Equity:

Current Liabilities

Accounts payable	$ 1,071,955	$ 773,636
Accrued expenses	736,729	1,871,694
Notes payable	-	838,358
Unearned revenues	1,635,708	100,363
Commissions payable	2,675,935	3,049,900
Securities sold, not yet purchased, at market value	4,384	711

Total Current Liabilities	6,124,711	6,634,662

Total Liabilities	6,124,711	6,634,662

Stockholders' Equity:

Common stock, $.01 par value, 10,000,000 shares authorized;
6,293,115 issued and 6,289,230 outstanding at December 31,2007;
6,209,421 issued and 6,205,536 outstanding at March 31, 2007 .	62,931	62,094
Additional paid-in capital	10,023,410	9,721,749
Retained earnings	1,246,343	468,506
less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	38,489	33,324

Total Stockholders' Equity	11,341,038	10,255,538

Total Liabilities and Stockholders'
Equity	$ 17,465,749	$ 16,890,200

The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

	Three Months Ended
	December 31,
	2007	2006

Revenues

Commission	$ 19,552,008	$ 17,982,588
Advisory fees	2,752,804	1,888,576
Other fee income	421,439	402,410
Marketing revenue	314,444	427,425
Other income	230,261	212,627

Total Revenue	23,270,956	20,913,626
Commission and advisory fees expenses	18,190,813	16,498,437

Gross Profit	5,080,143	4,415,189

Operating Expenses:
Advertising	460,114	138,302
Communications	197,344	123,922

Total Selling Expenses	657,458	262,224

Compensation and benefits	3,124,694	2,203,390
Regulatory, legal and professional	573,941	1,830,647
Occupancy	282,158	255,928
Other administrative expenses	302,155	286,064
Interest expense	3,931	4,621

Total Administrative Expenses	4,286,879	4,580,650

Total Operating Expenses	4,944,337	4,842,874

Operating Income (Loss)	135,806	(427,685)

Income (loss) before taxes	135,806	(427,685)
Provision (benefit) for income taxes	83,585	(106,756)

Net Income (Loss)	$ 52,221	$ (320,929)

Earnings Per Common Share:
Basic earnings per common share	$0.01	($0.05)
Diluted earnings per common share	$0.01	($0.05)

Share Data:
Weighted average shares used in basic earnings per
common share calculations	6,082,548	6,141,964
Incremental shares from assumed exercise of stock options	379,842	190,062

Weighted average shares used in diluted earnings per
common share calculations	6,462,390	6,332,026

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

	Nine Months Ended
	December 31,
	2007	2006

Revenues
Commission	$ 59,227,984	$ 50,730,928
Advisory fees	7,459,340	4,901,072
Other fee income	694,399	598,443
Marketing revenue	1,043,808	956,371
Other income	679,424	584,902

Total Revenue	69,104,955	57,771,716
Commission and advisory fees expenses	55,343,761	46,453,981

Gross Profit	13,761,194	11,317,735

Operating Expenses:
Advertising	1,155,808	639,727
Communications	712,370	324,323

Total Selling Expenses	1,868,178	964,050

Compensation and benefits	7,181,897	6,629,987
Regulatory, legal and professional	1,500,833	3,763,689
Occupancy	877,545	721,436
Other administrative expenses	876,838	774,963
Interest expense	38,147	20,223

Total Administrative Expenses	10,475,260	11,910,298

Total Operating Expenses	12,343,438	12,874,348

Operating Income (Loss)	1,417,756	(1,556,613)

Income (loss) before taxes	1,417,756	(1,556,613)
Provision (Benefit) for income taxes	639,919	(468,227)

Net Income (Loss)	$ 777,837	$ (1,088,386)

Earnings Per Common Share:
Basic earnings per common share	$0.13	($0.18)
Diluted earnings per common share	$0.12	($0.18)

Share Data:
Weighted average shares used in basic earnings per
common share calculations	6,072,088	5,907,169
Incremental shares from assumed exercise of stock options	390,426	166,256

Weighted average shares used in diluted earnings per
common share calculations	6,462,514	6,073,425

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

	Common	Amount	Additional	Comprehensive	Retained	Treasury	Accumulated
	Stock		Paid-In	Income	Earnings	Stock	Other
	Shares		Capital		(Deficit)		Comprehensive	Total
							Income (Loss)

Balance at April 01, 2006	5,794,246	$ 57,942	$ 8,740,780	-	$ 1,797,789	$ (30,135)	$ 19,707	$ 10,586,083
Stock based compensation	394,992	3,950	870,723					874,673
Comprehensive income:
Net (loss)				(1,088,386)	(1,088,386)
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising
during period no tax effect				8,003
No reclassification adjustment required				-

Other Comprehensive Income				8,003			8,003

Comprehensive Income				(1,080,383)				(1,080,383)

Dividend payment to shareholders					(245,218)			(245,218)

Balance at December 31, 2006	6,189,238	$ 61,892	$ 9,611,503	-	$ 464,185	$ (30,135)	$ 27,710	$ 10,135,155

Balance at April 01, 2007	6,209,421	$ 62,094	$ 9,721,749	-	$ 468,506	$ (30,135)	$ 33,324	$ 10,255,538

Stock based compensation	83,694	837	301,661					302,498
Comprehensive income:
Net income				777,837	777,837
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising
during period no tax effect				5,165
No reclassification adjustment required				-

Other Comprehensive Income				5,165			5,165

Comprehensive Income				783,002				783,002

Balance at December 31, 2007	6,293,115	$ 62,931	$ 10,023,410	-	$ 1,246,343	$ (30,135)	$ 38,489	$ 11,341,038

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

	Nine Months Ended December 31,
	2007	2006

Cash flows from operating activities:

Net income (loss)	$ 777,837	$ (1,088,386)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	284,775	206,456
Amortization U.S. Treasury Bills	(8,013)	(9,450)
Change in deferred taxes	61,500	(706,961)
Share-Based Compensation	250,126	707,080
Market adjustment Cash surrender value life insurance policy	(24,143)	(2,505)
Stock-option compensation	-	96,100
Change in marketable securities	(36,612)	(139,137)
Gain on investments	(4,395)	(3,311)

Change in operating assets and liabilities:

Accounts receivable	(104,296)	18,661
Prepaid expenses and other assets	(20,972)	79,821
Prepaid income taxes	(731,828)	(134,611)
Loans receivable from registered representatives	(157,960)	(130,948)
Accounts payable	298,319	35,949
Accrued expenses	(1,134,965)	200,008
Commissions payable	(373,965)	177,119
Unearned revenues	1,535,345	1,615,485

Net cash provided by operating activities	610,753	921,370

Cash flows from investing activities:

Purchases of property and equipment	(232,501)	(710,141)
(Payments) Cash Surrender Value life insurance policy	(54,443)	(72,664)
Purchases of Certificates of deposit	(250,000)	-
Investments in U.S.Treasury Notes, Bills	750,000	(1,974,850)
Changes in Note Receivable	(141)	(140)

Net cash provided by (used in) investing activities	212,915	(2,757,795)

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (CONTINUED)

(UNAUDITED)

	Nine Months Ended December 31,
	2007	2006

Cash flows from financing activities:
Payment of Note Payable	$ (838,358)	$ (94,573)
Payment of dividends	-	(245,218)
Exercise of stock options	52,372	71,492

Net cash used in financing activities	(785,986)	(268,299)
Net Increase (decrease) in cash and cash equivalents	37,682	(2,104,724)
Cash and cash equivalents, at the beginning of the period	5,498,259	7,718,682

Cash and cash equivalents, at the end of the period	$ 5,535,941	$ 5,613,958

Supplemental disclosures of cash flow information:
Interest paid	$ 38,147	$ 20,223
Income taxes paid	$ 1,310,247	$ 373,825

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED DECEMBER 31, 2007

(UNAUDITED)

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:

     Incorporated in July 1995, Investors Capital Holdings, Ltd. ("ICH") is a financial services holding company that operates in two segments of the financial services industry through its subsidiaries, Investors Capital Corporation (“ICC”) (a broker-dealer that, doing business as Investors Capital Advisors, “ICA”, also is a registered investment advisor), Eastern Point Advisors, Inc. (“EPA”), ICC Insurance Agency, Inc. and Investors Capital Holdings Securities Corporation (“ICH Securities”). These two segments comprise (1) broker-dealer services in support of brokerage in securities, including provision of market information, internet on-line brokerage, portfolio tracking and records management, and (2) investment advisory services including asset management. These products and services are offered throughout the United States primarily through our network of independent registered representatives. ICH Securities was formed in March 2005 to hold cash, cash equivalents, interest income and dividend income for ICH.

BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. The balance sheet at March 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

      Brokerage. The Company earns commissions through stock purchase and sale transactions, mutual fund purchases, government and corporate bonds transactions, fee-based managed accounts and ticket charges. In addition, the Company earns revenue in the form of 12b-1 fees and interest on account balances. The earnings process is substantially complete at trade date in accordance with the rules of the Financial Industry Regulatory Authority, “FINRA” and the SEC.

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

     Advisory Fees. Our managed accounts advisory fees are based on the amount of assets managed per agreement negotiated between our independent representatives and their clients. These revenues are recognized and billed based on the fair market value of assets managed throughout the quarter. Any portion remaining uncollected due to account adjustments after account rebalancing is charged against earnings at the end of the subsequent quarter.

     Administration Fees. Administration fees for services rendered to the Company’s representatives respecting annual FINRA license renewals and E&O insurance are recognized as revenue upon registration of the representative with FINRA and listing of the registered representative with the E&O insurance carrier. The funds received from the registered representative are initially recorded as unearned revenue. The amounts, if any, collected in excess of the E & O insurance premium and/or fees due FINRA are recognized as revenue. Fees collected to maintain books and records are deferred and recognized ratably throughout the year.

     Marketing Revenue. Revenue from marketing associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of the event offset by its costs.

Accounts Receivable – Allowance for Doubtful Accounts

The Company’s policy for determining whether a receivable is considered uncollectible is as follows:

     Loans to representatives. Management performs periodic credit evaluations and provides an allowance based on our assessment of specifically identified unsecured receivables and other factors, including the representative's payment history. Once it is determined that it is both probable that a loan has been impaired and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified and written off. There were no loans written off to commission expense for the three and nine months ended December 31, 2007 and 2006. See “Note 6. Loans to Representatives”.

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

RECENTLY ISSUED ACCOUNTING STANDARDS:

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

     In September 2006, the FASB issued Statement of Financial Accounting Standards, SFAS No. 157, "Fair Value Measurements." This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 becomes effective for the Company as of April 1, 2008. The Company is continuing to evaluate the provisions of this standard and is not certain of the potential impact at this time.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. Adoption of SFAS 159 is not expected to have a material impact on the Company’s results of operations or financial position.

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

     EPA provided asset management and portfolio design services to two mutual funds until October 18, 2005, and provided money management services to a variety of investors through March 2006. ICA’s primary mission is to offer clients investment advisory and asset management procedures grounded on sound investment principles of asset allocation, performance monitoring and portfolio rebalancing. To improve efficiency, EPA transitioned the bulk of its advisory services business to ICA over the 2 ½ year period ended March 31, 2006. Subsequently, EPA operations have been limited to providing access for third-party advisory services.

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

	December 31,
	2007	2006

Inter-company eliminations	$ (1,085,829)	$ (1,289,604)
Deferred income taxes	(512,314)	(25,071)
Income Taxes	(4,468)	(177,025)

Total Corporate items and eliminations	$ (1,602,611)	$ (1,491,700)

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

Segment reporting is as follows:

	Quarter Ended December 31,
	2007	2006

Non-interest revenues:
ICC brokerage services	$ 20,216,946	$ 18,753,502
EPA, ICA asset management services	2,823,749	1,948,396

Total	$ 23,040,695	$ 20,701,898

Revenues from transaction with other operating segments:
ICC brokerage services	$ 712,541	$ 415,703
EPA, ICA asset management services	99,514	43,189

Total	$ 812,055	$ 458,892

Interest and dividend income,net:
ICC brokerage services	$ 195,316	$ 157,828
EPA, ICA asset management services	14,445	13,354
ICH	2,639	3,139
ICH Securities	17,861	37,407

Total	$ 230,261	$ 211,728

Depreciation and amortization expenses:
ICC brokerage services	$ 96,917	$ 70,717
EPA, ICA asset management services	691	691

Total	$ 97,608	$ 71,408

Income tax provision (benefit):
ICC brokerage services	$ (151,924)	$ (222,892)
EPA, ICA asset management services	203,509	111,741
ICH	32,000	4,395

Total	$ 83,585	$ (106,756)

Income (loss) :
ICC brokerage services	$ (234,615)	$ (599,586)
EPA, ICA asset management services	247,371	245,313
ICH	21,624	(4,063)
ICH Securities	17,841	37,407

Total	$ 52,221	$ (320,929)

Period end total assets:
ICC brokerage services	$ 13,097,847	$ 12,738,283
EPA, ICA asset management services	1,435,353	1,382,027
ICH	3,101,337	2,062,933
ICH Securities	1,433,823	1,932,034
Corporate items and eliminations	(1,602,611)	(1,491,700)

Total	$ 17,465,749	$ 16,623,577

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

	Nine Months Ended December 31,
	2007	2006

Non-interest revenues:
ICC brokerage services	$ 60,753,336	$ 52,191,975
EPA, ICA asset management services	7,674,894	5,004,175

Total	$ 68,428,230	$ 57,196,150

Revenues from transaction with other operating segments:
ICC brokerage services	$ 1,420,433	$ 1,968,267
EPA, ICA asset management services	184,302	181,123

Total	$ 1,604,735	$ 2,149,390

Interest and dividend income,net:
ICC brokerage services	$ 567,920	$ 429,813
EPA, ICA asset management services	43,131	45,878
ICH	4,480	3,594
ICH Securities	61,194	96,281

Total	$ 676,725	$ 575,566

Depreciation and amortization expenses:
ICC brokerage services	$ 282,703	$ 204,386
EPA, ICA asset management services	2,072	2,070

Total	$ 284,775	$ 206,456

Income tax provision (benefit):
ICC brokerage services	$ 71,981	$ (899,674)
EPA, ICA asset management services	541,906	407,735
ICH	26,032	23,712

Total	$ 639,919	$ (468,227)

Income (loss) :
ICC brokerage services	$ 69,260	$ (1,697,741)
EPA, ICA asset management services	677,475	555,152
ICH	(30,072)	(42,058)
ICH Securities	61,174	96,261

Total	$ 777,837	$ (1,088,386)

Period end total assets:
ICC brokerage services	$ 13,097,847	$ 12,738,283
EPA, ICA asset management services	1,435,353	1,382,027
ICH	3,101,337	2,062,933
ICH Securities	1,433,823	1,932,034
Corporate items and eliminations	(1,602,611)	(1,491,700)

Total	$ 17,465,749	$ 16,623,577

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

Settlement to claimants totaled $310,059, and accordingly, the Company will pay the remainder $189,941 to the Securities Division during the fourth quarter of this fiscal year.

Other Proceedings

     At December 31, 2007, the Company was a co-defendant in various legal proceedings other than the Massachusetts Proceedings. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm's financial condition. The Company has Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with the majority of aforementioned lawsuits and, as a result, in the majority of cases the Company’s exposure is limited to between $75,000 and $100,000 per case, subject to policy limitations and exclusions.

Legal Expense Accruals

  In accordance with Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies", the Company had accrued legal fees and estimated settlement costs of approximately $0.55 million and $1.10 million as of December 31, 2007 and March 31, 2007, respectively, relating to the Company's defense and/or settlement of various lawsuits. At December 31, 2007, $0.19 million of the accrual was related to the settlement of the Massachusetts Proceedings versus $0.48 million at March 31, 2007.

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

Stock Options

     Prior to the adoption of SFAS 123(R), the Company had granted options and had reported as a footnote disclosure the pro forma effect if we had reported an expense under the guidelines of SFAS No. 123. There was no stock option expense for the quarters ended December 31, 2007 and 2006. The pro forma expense calculated using the Black-Scholes option pricing model did not exceed the cumulative expense previously disclosed in the Company’s report on Form 10-K for the fiscal year ended March 31, 2005.

     The following is a summary of the status of the Company's employee and director fixed stock options as of December 31, 2007 and 2006:

	2007		2006

		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	$ 153,332	$1.02	$ 153,332	$1.02

Granted	-		-
Forfeited	-		-
Exercised	-		-
Reclassified(non-employee)	-		-

Outstanding at quarter end	153,332	$1.02	153,332	$1.02

Options exercisable at quarter-end	$ 153,332	$1.02	$ 152,666	1.02

Weighted-average fair value of
options granted during the year	$ -		$ -

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

The following assumptions were applied to employee options for the quarters ended December 31, 2007 and 2006.

	2007	2006

Dividend	0.00%	0.19%
Volatility	34%	47%
Risk-free interest rate	0.00%	4.85%
Expected Life in years	0	1.00

The following table summarizes information about employee and directors' fixed stock options outstanding as of December 31, 2007:

Options Outstanding			Options Exercisable

Range Of	Number	Weighted-Average		Number	Weighted-Average
Exercise Prices	Outstanding	Remaining	Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00
$1.91	3,332	0	$1.91	3,332	$1.91

	153,332	0	$1.02	153,332	$1.02

Restricted Stock

     Under the 2005 Equity Incentive Plan (the “Plan”) the Company is authorized to grant shares of ICH common stock to employees, directors, officers, representatives and other key individuals. Grants under the Plan may be made in connection with initial employment or under various retention plans and, to date, have subjected unvested options and shares to forfeiture in the event of termination other than for death, disability or retirement. The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. The following activity occurred during the three and nine months period ended December 31, 2007:

	THREE MONTHS ENDED DECEMBER 31, 2007
	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value $

Non-vested at
October 1, 2007	194,988	$ 4.11	3.03 yrs	$ 801,401

Granted	3,250	$ 5.40		17,550
Vested	(19,058)	$ 4.30		(81,949)
Canceled	(4,396)	$ 4.90		(21,540)
Non-vested at	174,784	$ 4.10	2.85 yrs	$ 716,614
December 31, 2007

NINE MONTHS ENDED DECEMBER 31, 2007
	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value $

Non-vested at
April 1, 2007	181,729	$ 3.95	3.8 yrs.	$ 717,830

Granted	60,450	$ 4.83		291,974
Vested	(59,178)	$ 4.30		(254,465)
Canceled	(8,217)	$ 4.86		(39,935)
Non-vested at	174,784	$ 4.10	2.85 yrs.	$ 716,614
December 31, 2007

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

     The Company’s net income for the three months ended December 31, 2007 includes $41,209 of compensation costs related to the Company’s grants of restricted stock to employees, and $38,853 for grants to independent representatives, under the Plan.

     The Company’s net loss for the three months ended December 31, 2006 includes $30,797 of compensation costs related to the Company’s grants of restricted stock to employees, and $14,139 for grants to independent representatives, under the Plan.

     For the nine months ended December 31, 2007 the compensation costs related to this plan includes $150,702 to employees and $99,424 for grants to independent representatives, under the Plan.

     For the nine months ended December 31, 2006 the compensation costs related to this plan includes $618,790 to employees and $88,290 for grants to directors, consultants and independent representatives.

     As of December 31, 2007, there was $716,614 of total unrecognized compensation cost related to grants under the Plan. These costs are expected to be recognized over a weighted average period of approximately 2.85 years. The total fair value of shares vested under this plan during the three months and nine months ended December 31, 2007 was, respectively, was $81,949 and $254,465.

     As of December 31, 2006, there was $777,369 of total unrecognized compensation cost related to grants under the Company’s Equity Incentive Plan. These costs were expected to be recognized over a weighted average period of approximately 4.01 years. The total fair value of shares vested under this plan during the three months and nine months ended December 31, 2006 was $45,961 and $708,482.

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

NOTE 6 – LOANS TO REGISTERED REPRESENTATIVES

     ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals. Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. There were no loans charged to commission expense for the quarters ended December 31, 2007 and 2006.

     Other loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have not met the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are paid off.

Interest charged on these loans to representatives range from 3% to 8.25% per annum.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

	December 31,	March 31,
	2007	2007

Forgiveable Loans	$ 483,288	$ 331,023
Other Loans	336,469	330,774

Total Loans	$ 819,757	$ 661,797

NOTE 7 - INVESTMENTS

     Securities that are not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. The Company has not exercised significant influence over these equity investments; accordingly, these investments were recorded as of December 31, 2007 and March 31, 2007 at the Company’s cost of $190,000 pursuant to Accounting Principles Board No. 18 "The Equity Method of Accounting for Investments in Common Stock" (“APB 18”).

     As of December 31, 2007, the Company had investments in U.S. Treasury Notes being held to maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are presented at an amortized value as follows:

		DECEMBER 31, 2007
Purchase Date	Purchase Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Amortized Cost	Interest Date

7/12/2006	248,525	US TREAS NOTES 4.875% 04/30/08 B/E DTD 04/30/06 N/C	250,000	249,751	Apr 30, Oct 31
7/12/2006	249,727	US TREAS NOTES 5.125% 06/30/08 B/E DTD 06/30/06 N/C	250,000	250,015	Jun 30, Dec 30
9/28/2006	250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	250,000	250,267	Feb 28, Aug 28
11/3/2006	242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	246,823	Apr 15, Oct 15

	$ 991,445	Balance at December 31, 2007	$ 1,000,000	$ 996,856

		MARCH 31, 2007
Purchase Date	Purchase Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Amortized Cost	Interest Date

7/12/2006	$ 242,745	US TREAS NOTES 3.000% 11/15/07 B/E DTD 11/15/02 N/C	$ 250,000	$ 246,594	May 15, Nov 15
7/12/2006	246,650	US TREAS NOTES 3.625% 04/30/07 B/E DTD 04/30/05 N/C	250,000	249,695	Apr 30, Oct 31
7/12/2006	246,035	US TREAS NOTES 3.625% 06/30/07 B/E DTD 06/30/05 N/C	250,000	249,025	Jun 30, Dec 30
7/12/2006	248,525	US TREAS NOTES 4.875% 04/30/08 B/E DTD 04/30/06 N/C	250,000	249,088	Apr 30, Oct 31
7/12/2006	249,727	US TREAS NOTES 5.125% 06/30/08 B/E DTD 06/30/06 N/C	250,000	249,865	Jun 30, Dec 30
9/28/2006	250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	250,000	250,520	Feb 28, Aug 28
11/3/2006	242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	244,055	Apr 15, Oct 15

	$ 1,726,875	Balance at March 31, 2007	$ 1,750,000	$ 1,738,842

     On September 08, 2006, The Eastern Point Advisors Capital Appreciation Fund merged with The Eastern Point Advisors Rising Dividend Fund to become The Rising Dividend Growth Fund. As of December 31, 2007 the Company held a 0.24% ownership interest in The Rising Dividend Growth Fund, which had a fair market value of $185,638. At March 31, 2007 this investment had a fair market value of $176,079 which represented a 0.30% ownership interest.

     The Company has invested in a $250,000 face amount Certificate of Deposit with a stated date of maturity as of December 26, 2008 with a coupon rate of 4.70% . The Company is holding this investment to maturity. The Company had not invested in this Certificate of Deposit until after March 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

     Management's discussion and analysis reviews our consolidated financial condition as of December 31, 2007 and March 31, 2007, the consolidated results of operations for the 3 and 9 months ended December 31, 2007 and 2006 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the 3 or 9 months ended December 31, 2007, (ii) the “prior period” means the 3 or 9 months ended December 31, 2006, (iii) an increase and decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

OUR BUSINESS

     The Company operates primarily through its subsidiary, ICC, as a broker/dealer and, doing business as ICA, as a registered investment advisor, with a national network of independent financial representatives.

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

Investment Advisory Services

     The Company provides investment advisory services, including asset allocation and portfolio rebalancing, for its representatives’ customers. In the past, investment advisory services were performed by both ICC and EPA. To avoid the duplication of effort involved in supporting two advisory services entities, the Company has consolidated substantially all of its investment advisor services in ICA. Since March 31, 2006, EPA operations have been limited to providing third-party advisory services.

Recruitment and Support of Representatives

     A key component of our business strategy is to recruit well-established, productive representatives who seek to leverage our increasingly advanced technology. The utilization of sophisticated technology platforms allows us to more efficiently conduct business. Additionally, we assist our existing representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients. The Company focuses on providing substantial added value to our representatives’ practices enabling them to be more productive in both the advisory services and brokerage sectors.

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

and tools to grow their businesses both through new client acquisition and advancement of existing client relationships. These programs enhance our ability to attract and retain productive representatives.

OUR PROCESS

Check and Application

     The majority of transactions are conducted through a check and application process where a check and an investment company's product application are delivered to us or through our field supervisory principal for processing that includes principal review and submission to the investment company or clearing firm. Investments in technology have allowed the firm to move from a paper intensive to a virtually paper free process. This has shortened the transaction cycle, reduced errors and created greater efficiencies. The firm continues to invest in technologies that provide more efficient processes resulting in improved productivity.

Online Trading

     Registered representatives can efficiently submit a wide range of security investments online through the use of remote electronic-entry brokerage platform.

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

Asset Allocation

     Asset allocation services are made available through ICA, the Company's registered investment advisory service provider. Our services include the design, selection and rebalancing of investments on behalf of our representatives’ clients in addition to providing the tools, services and guidance that enable our representatives to provide these investment services directly to their clients. These services, for the most part, are conducted through our online brokerage platform. Other allocation services are performed directly by the fund company.

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

CRITICAL ACCOUNTING POLICIES

In General

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that of its significant accounting policies (see Footnote 1 to the Company’s condensed consolidated financials statements contained herein), those dealing with revenue recognition, allowance for doubtful accounts receivable, and taxes involve a particularly high degree of judgment and complexity. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts can and do differ from estimates and the differences can have a material effect on the condensed consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

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

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

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

COMPARISON OF THE FISCAL QUARTERS ENDED DECEMBER 31, 2007 AND 2006

RESULTS OF OPERATIONS

			Percent of Revenue
			Quarter Ended		Percent
	Quarter Ended December 31,		December 31,		Change

					2007
	2007	2006	2007	2006	vs. 2006

Revenues:
Commission	$ 19,552,008	$ 17,982,588	84.0%	86.1%	8.7%
Advisory fees	2,752,804	1,888,576	11.8%	9.0%	45.8%
Other fee income	421,439	402,410	1.8%	1.9%	4.7%
Marketing revenue	314,444	427,425	1.4%	2.0%	-26.4%
Other income	230,261	212,627	1.0%	1.0%	8.3%

Total Revenue	23,270,956	20,913,626	100.0%	100.0%	11.3%

Commission and advisory fee expenses	18,190,813	16,498,437	78.2%	78.9%	10.3%
Gross Profit	5,080,143	4,415,189	21.8%	21.1%	15.1%
Operating Expenses:
Advertising	460,114	138,302	2.0%	0.7%	232.7%
Communications	197,344	123,922	0.8%	0.6%	59.2%

Total Selling Expenses	657,458	262,224	2.8%	1.3%	150.7%
Compensation and benefits	3,124,694	2,203,390	13.4%	10.5%	41.8%
Regulatory, legal and professional	573,941	1,830,647	2.5%	8.8%	-68.6%
Occupancy	282,158	255,928	1.2%	1.2%	10.2%
Other administrative expenses	302,155	286,064	1.3%	1.4%	5.6%
Interest expense	3,931	4,621	0.0%	0.0%	-14.9%

Total Administrative Expenses	4,286,879	4,580,650	18.4%	21.9%	-6.4%
Total Operating Expenses	4,944,337	4,842,874	21.2%	23.2%	2.1%

Operating Income (Loss)	135,806	(427,685)	0.6%	-2.0%	N/A

Income before taxes	135,806	(427,685)	0.6%	-2.0%	N/A
Provision (benefit) for income taxes	83,585	(106,756)	0.4%	-0.5%	N/A

Net Income (Loss)	$ 52,221	$ (320,929)	0.2%	-1.5%	N/A

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

Quarter Ended 12/31/07

  recruiting high quality new representatives,
  terminating low quality representatives, and
  assisting representatives to improve their skills and practices.

     A key metric that we use to assess the average quality of our representatives is average production generated per representative. Average production per representative increased by 12.9%, reflecting management’s continuing emphasis on recruiting and retaining established, successful representatives who value the high level of service and support provided by ICC.

AVERAGE PRODUCTION PER REPRESENTATIVE

	Quarters Ended December 31,
	2007	2006	Percentage Change

Commission	$ 19,552,008	$ 17,982,588	8.7%
Advisory	2,752,804	1,888,576	45.8%
Other fee income	421,439	402,410	4.7%

	$ 22,726,251	$ 20,273,574	12.1%

Number of representatives	700	705	-0.7%

Average Production Per Rep	$ 32,466	$ 28,757	12.9%

REVENUES

     Revenues rose $2.36 million, or 11.3%, to $23.27 million, led by a $1.57 million or 8.7% increase in commissions and a $0.86 million or 45.8% increase in advisory services revenue. Growth in revenue from brokerage and advisory services continues to be complimented by expanding revenues from other commission sources such as mutual funds, variable annuities and direct participation programs. Management looks to a diversified revenue stream to provide a degree of protection from market risk.

Commissions

     Commissions from variable annuities continued to comprise the largest component of commission revenue, increasing 14.2% over the prior period. However, brokerage revenues, which posted a robust 31.7% increase, are fast approaching parity with revenues from variable annuities. Commission revenues from direct sales of mutual funds (denoted “Mutual Funds” below) eased 6.4% as mutual fund sales increasingly are being conducted through our trading platform. Commission revenues from direct participation programs decreased by 23.4% reflecting developments in the real estate sector.

	Commission Revenue
	Quarters Ended December 31,

				Percent of total	Percentage increase
Product Type[1] :	2007	2006	2007 vs 2006	Increase	2007 vs 2006
Variable Annuities	$ 7,233,181	$ 6,333,123	$ 900,058	57.4%	14.2%
Brokerage	7,068,402	5,367,976	1,700,426	108.3%	31.7%
Mutual Funds	2,449,842	2,618,721	(168,879)	-10.8%	-6.4%
Direct Participation Programs	2,747,409	3,584,515	(837,106)	-53.3%	-23.4%
Other	53,174	78,253	(25,079)	-1.6%	-32.0%

Total Commission Revenue	$ 19,552,008	$ 17,982,588	$ 1,569,420	100.0%	8.7%

1. Revenue designated as brokerage includes revenue from mutual funds sold through our trading platform. Revenue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

     We continue to emphasize recruitment and retention of representatives who seek to leverage our increasingly advanced technology. The utilization of sophisticated technology platforms allows us to more efficiently conduct business despite

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

increasing volume. As discussed below, the recent trend of higher revenue growth from fee-based advisory services, compared to commission-based services, reflects parallel efforts by management to grow revenues in the investment advisory services area.

Advisory Fees

     The firm has endeavored, in response to industry trends and increasing client demand, to assist our representatives in transitioning more of their business to advisory services. We do not dictate the nature or extent of advisory services our representatives provide for their clients. However, we continue to make concerted efforts to attract our representatives to our expanded line of proprietary advisory services programs through education, seminars, tradeshows and direct telemarketing.

     Fees from our advisor-directed managed asset program, A-MAP, where investment advisory services are provided directly by our independent representatives, continue to be the leading source of advisory services revenue. Revenues from this program, which have been contributing an increasing proportion of advisory services revenue, grew by $0.60 million or 47.9% to $1.85 million compared to $1.25 million for the prior period. Supported by our Net Exchange Pro and Pershing direct on-line mainframe brokerage platforms, A-MAP is popular with our representatives because of the opportunities it provides to potentially deliver superior asset management services and overall investment performance at a lower cost. Resulting transactional cost savings have been passed on to our representatives’ clients in the form of lower fees for improved service.

Other Fee Income

     Other fee income, which includes licensing and financial planning fees, was comparatively flat in comparing the current period to the prior period.

Marketing Revenue

     Marketing revenues declined by $0.1 million reflecting a decrease in marketing support revenue for our East Coast National Convention.

Other Income

Other income, primarily interest, was approximately the same in the current period compared to the prior period.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

GROSS MARGINS

	Amount		% of Sales (Retention Rate)		% of Total Gross Margin
	Quarter Ended December 31,		Quarter Ended December 31,		Quarter Ended December 31,		Percent Change

							2007
	2007	2006	2007	2006	2007	2006	vs. 2006

Commissions:
Check and Application	$ 1,615,955	$ 1,629,726	13.0%	13.0%	31.8%	36.9%	-0.8%
Brokerage	1,956,135	1,307,618	27.7%	24.4%	38.5%	29.6%	49.6%
Fixed Insurance	45,174	59,798	100.0%	97.3%	0.9%	1.4%	-24.5%
Underwriting	800	1,679	10.0%	10.0%	0.0%	0.0%	-52.4%

Total	3,618,064	2,998,821			71.2%	67.9%	20.6%

Advisory Services:
A-MAP	426,570	367,618	23.1%	31.9%	8.4%	8.3%	16.0%
Other	229,128	103,777	n/a1	n/a1	4.5%	2.4%	120.8%

Total	655,698	471,395	23.2%	24.2%	12.9%	10.7%	39.1%

Licensing	342,193	328,951	n/a1	n/a1	6.8%	7.5%	4.0%
Marketing	314,444	427,425	n/a1	n/a1	6.2%	9.6%	-26.4%
Other Income	149,744	188,597	n/a	n/a	2.9%	4.3%	-20.6%

Total Gross Margin	5,080,143	4,415,189	21.8%	21.1%	100.0%	100.0%	15.1%

1. Due to account composition of various products, profit margin retention is not a relevant indicator of performance.

     Gross margin rose by $0.66 million or 15.1% to $5.08 million. This increase was due to a $0.65 million or 49.6% increase in gross margin derived from brokerage, partially offset by a decline in margins from our check and application programs, fixed insurance and underwriting. We also continued to experience steady growth in our investment advisory programs, including $.059 million and $0.13 million revenue increases, respectively, from our representative-directed A-MAP program and our other investment advisory programs.

Check and Application

     Gross margins from our check and application distribution programs eased slightly to $1.62 million. This stems mostly from a decrease in our direct participation programs from real estate investment trusts (REITS) due to the decline in the real estate market. Please refer to the Commission Revenue Schedule above.

     The percentage contribution of check and application to total gross margins slipped from 36.9% to 31.8% principally due to a substantial increase in gross margins generated by brokerage services.

Brokerage Services

     The 49.6% growth posted in brokerage services profit margin reflected a $0.50 million increase in gross margins from brokerage activities that required a commission payout which contributed to a 3.3% decrease in the costs of brokerage revenue as a percentage of total brokerage revenue.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

     Brokerage services were the leading contributor to our growth in gross margin. Overall margin retention on brokerage services increased from 24.4% in the prior period to 27.7% .

Advisory Services

     Gross margin from our A-MAP rep-directed managed assets program registered a 16.0% increase primarily as a result from growth in assets under management in the program that, in management’s opinion, is due primarily to lower fees, improved services and increased awareness of this program.

     Continuing a recent trend, profit margin from non-AMAP advisory programs rose substantially, on a percentage basis, increasing by 120.8% to $0.23 million. This category includes both third-party and ICA-directed investment advisory programs. The Company is continuing its efforts to bring on additional proprietary investment advisory products that emphasize improved service at lower fee levels and are designed to attract representatives with substantial amounts of client assets under management.

Commission and Advisory Fees Expenses / Retention

     Management is continuing their efforts to improve margin contribution by recruiting and retaining sophisticated representatives who are duly licensed to offer a variety of brokerage and advisory products and services. Payouts to our independent representatives, when combined with other advisory and brokerage services costs, decreased to 80.0% of representative-generated revenue, compared to 81.4% for the prior period. The corresponding increase in our retention rate from 18.6% to 20.0% reflects a transitioning of our direct business (check and application) to our more efficient brokerage and advisory services.

OPERATING EXPENSES

Operating expenses, which rose 2.1% to $4.94 million, are discussed in detail below.

Compensation and Benefits

     The largest component of operating expenses, compensation and benefits, increased by $0.92 million or 41.8% . This stems mostly from a $0.56 million increase in general salaries incurred primarily in hiring additional IT, recruitment and accounting personnel of which approximately one third of this increase came in the form of bonuses. In addition, officer compensation increased by $0.28 million primarily due to executive bonuses.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses decreased by $1.26 million or 68.6% . The largest component of this decrease was a $1.46 million decrease in legal fees and settlement costs of which $1.56 million was associated with the settlement of the Massachusetts Proceedings. Management believes, although there can be no assurances, that the Massachusetts Proceedings will prove to be atypical, in terms of financial impact, of legal proceedings that will be generated in the future in connection with our on-going operations.

     Legal fees and settlement costs, other than those associated with the Massachusetts Proceedings, increased by $0.10 million. Management believes this result is directly attributable to the Company’s risk-based management approach that seeks to minimize risk by improving the quality of its associated registered representatives while committing resources to educate and train our sales force, efficiently and accurately process their business, and appropriately supervise their business activities.

     The Company will continue to incur legal fees and settlement costs as it operates in an increasingly litigious industry embedded with regulation. Consequently, the Company will continue to invest significant resources to reduce the likelihood of future litigation exposure by promoting accuracy, ensuring sound operational techniques and applying appropriate compliance measures.

Advertising

     Advertising, including related marketing expenses, increased by $0.32 million or 232.7% . Management has been aggressively brand building, placing advertisements in financial services trade publications to communicate to potential representative recruits the role that our customer service, technology infrastructure and back office support can play in helping maintain and grow their businesses.

Communications

     Communications expenses increased by $0.07 million or 59.2% . Communication efforts and related expenses, which also include investor/public relations, conference and telephone, have historically been positively correlated with the overall

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

growth of our business. Our website and newsletter, "The Capitalist", have become effective media to communicate to qualified representative recruitment prospects.

Occupancy

     Occupancy expenses increased by $0.03 million or 10.2% resulting from an increase in depreciation due to acquiring additional fixed assets in the form of new computers for additional staff, leasehold improvements and additional furniture and fixtures for the home office in Lynnfield, MA to accommodate the increased number of employees.

Other Administrative

     Other administrative expenses, which include various insurance, postage, office and computer-related expenses, increased by $0.02 million or 5.6% primarily due to computer maintenance and software upgrade costs and credit card processing fees related to the collection of license renewal fees.

NET INCOME

     Net income totaled $0.05 million, or $.01 per basic and diluted share, compared to a net loss of $0.32 million, or $.05 per basic share, loss for the prior period. The improvement in after-tax results was due to a favorable $0.37 million swing in operating income (loss) partially offset by a countervailing $0.19 million swing in provision (benefit) for income tax. The turnaround in operating income (loss) reflects both substantial increases in revenues and substantial reductions in operating expenses, particularly, regulatory/legal expenses.

COMPARISON OF THE NINE MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006

     Results reported for the current nine-month period compared to the year ago nine-month period are discussed below to the extent that explanations for comparative variances in year to date results differ from the explanations for comparative quarterly results discussed above. Please refer to the comparative quarterly results analysis for a general explanation of variances concerning the current nine-month period that are not discussed below.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

RESULTS OF OPERATIONS
			Percent of Revenue
			Nine Months Ended		Percent
	Nine Months Ended December 31,		December 31,		Change

					2007
	2007	2006	2007	2006	vs. 2006

Revenues:
Commission	$ 59,227,984	$ 50,730,928	85.7%	87.8%	16.7%
Advisory fees	7,459,340	4,901,072	10.8%	8.5%	52.2%
Other fee income	694,399	598,443	1.0%	1.0%	16.0%
Marketing revenue	1,043,808	956,371	1.5%	1.7%	9.1%
Other income	679,424	584,902	1.0%	1.0%	16.2%

Total Revenue	69,104,955	57,771,716	100.0%	100.0%	19.6%

Commission and advisory expenses	55,343,761	46,453,981	80.1%	80.4%	19.1%
Gross Profit	13,761,194	11,317,735	19.9%	19.6%	21.6%
Operating Expenses:
Advertising	1,155,808	639,727	1.7%	1.1%	80.7%
Communications	712,370	324,323	1.0%	0.6%	119.6%

Total Selling Expenses	1,868,178	964,050	2.7%	1.7%	93.8%
Compensation and benefits	7,181,897	6,629,987	10.4%	11.5%	8.3%
Regulatory, legal and professional	1,500,833	3,763,689	2.2%	6.5%	-60.1%
Occupancy	877,545	721,436	1.3%	1.2%	21.6%
Other administrative expenses	876,838	774,963	1.3%	1.3%	13.1%
Interest expense	38,147	20,223	0.1%	0.0%	88.6%

Total Administrative Expenses	10,475,260	11,910,298	15.2%	20.6%	-12.0%
Total Operating Expenses	12,343,438	12,874,348	17.9%	22.3%	-4.1%

Operating Income (Loss)	1,417,756	(1,556,613)	2.1%	-2.7%	N/A

Income before taxes	1,417,756	(1,556,613)	2.1%	-2.7%	N/A
Provision (benefit) for income taxes	639,919	(468,227)	0.9%	-0.8%	N/A

Net Income (Loss)	$ 777,837	$ (1,088,386)	1.1%	-1.9%	N/A

AVERAGE PRODUCTION PER REPRESENTATIVE
	Nine Months Ended December 31,
	2007	2006		Percentage Change
Commission	$ 59,227,984	$ 50,730,928		16.7%
Advisory	7,459,340		4,901,072	52.2%
Other fee income	694,399		598,443	16.0%

	$ 67,381,723	$ 56,230,443		19.8%

Actual number of representatives	700		705	-0.7%
Average Revenue Per Rep	$ 96,260	$ 79,759		20.7%

REVENUES

     Revenues increased by $11.33 million or 19.6% for the nine-month comparative period as top line revenue grew 16.7 % in commissions and 52.2% in advisory fees over the same time frame a year ago.

Commissions

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

		Commission Revenue
	Nine Months Ended December 31, 2007 and 2006

				Percent of total	Percentage change
Product Type[1] :	2007	2006	2007 vs 2006	Increase	2007 vs 2006

Variable Annuities	$ 22,953,332	$ 19,479,259	$ 3,474,073	40.9%	17.8%
Brokerage	19,273,273	15,196,897	4,076,376	47.9%	26.8%
Mutual Funds	8,345,071	7,469,907	875,164	10.3%	11.7%
Direct Participation Programs	8,463,467	8,194,152	269,315	3.2%	3.3%
Other	192,841	390,713	(197,872)	-2.3%	-50.6%

Total Commission Revenue	$ 59,227,984	$ 50,730,928	$ 8,497,056	100.0%	16.7%

1. Revenue designated as Brokerage (Trading) includes revenue from mutual funds sold through our trading platform. Revenue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

     Brokerage revenue experienced the largest percentage growth while commissions from variable annuity sales continued to be the leading revenue component. This current growth trend in brokerage revenue is indicative of our refined business model of attracting highly sophisticated representatives who can potentially flow through a well diversified book of business.

Advisory Fees

     The 52.2% growth in advisory fees was aided by a $1.78 million increase in revenue from our A-MAP program, reflecting our efforts to service and improve a quality product at reduced fees.

Other Fee Income

     Other fee income increased by 16.0% or $0.10 million compared to the year ago period. The growth in other fee income reflects an increase in planning fees as more of our qualified representatives are providing consulting services to better assist clients in managing their portfolios.

Marketing Revenue

     Marketing revenues grew by 9.1 % or $0.09 million over the prior period. This growth is primarily due to the increase in marketing support revenue resulting from product sales.

Other Income

Other Income grew by 16.2% or $0.09 million over the year ago period reflecting an increase in interest income.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

GROSS MARGINS
	Amount		% of Sales (Retention Rate)		% of Total Gross Margin
	Nine Months		Nine Months Ended		Nine Months Ended
	Ended December 31,		December 31,		December 31,		% Change

							2007
	2007	2006	2007	2006	2007	2006	vs. 2006

Commissions:
Check & Application	$ 5,169,040	$ 4,506,219	13.0%	12.9%	37.6%	39.8%	14.7%
Brokerage	4,789,497	3,298,600	24.9%	21.7%	34.9%	29.1%	45.2%
Fixed Insurance	130,654	189,551	100.0%	99.0%	0.9%	1.7%	-31.1%
Underwriting	6,219	19,917	10.0%	10.0%	0.0%	0.2%	-68.8%

Total	10,095,410	8,014,287			73.4%	70.8%	26.0%

Advisory Services:	-	-
A-MAP	1,120,785	761,736	22.3%	26.0%	8.1%	6.7%	47.1%
Other	567,810	615,204	n/a1	n/a1	4.1%	5.4%	-7.7%

Total	1,688,595	1,376,940	22.0%	25.8%	12.2%	12.1%	22.6%

Licensing	471,261	465,575	n/a1	n/a1	3.4%	4.1%	1.2%
Marketing	1,043,808	956,372	n/a1	n/a1	7.6%	8.5%	9.1%
Other income	462,120	504,561	n/a1	n/a1	3.4%	4.5%	-8.4%

Total Gross Margin	13,761,194	11,317,735	19.9%	19.6%	100.0%	100.0%	21.6%

1. Due to account composition, profit margin retention for these products is not deemed a useful indicator of performance.

Check and Application

     Gross profit from our direct business (check and application) continued to make the largest contribution to margins, registering a $0.66 increase; however, it decreased slightly as a percentage of total gross margin due to more rapid growth in brokerage gross margins.

Brokerage Services

     Brokerage services profit margin grew by 45.2% or $1.49 million, including a $1.10 million increase in margin from commissionable brokerage activities.

Advisory Services

     Advisory services profit margin grew by $0.31 million or 22.6% led by a $0.36 million or 47.1% rise in gross margin generated by our A-MAP rep-directed managed assets program.

Commission and Advisory Fees Expenses

     Commission and advisory fees expenses during the current nine-month period were $55.34 million versus $46.45 million in the prior period. As a percentage of revenue generated by representatives (i.e., commissions, advisory fees and other fees), commission and advisory expenses decreased slightly from 82.6% to 82.1% . These expenses include commissions to representatives, clearing costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

OPERATING EXPENSES

     Operating expenses decreased by 4.1% primarily due to a substantial decrease in regulatory, legal and professional services.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

Compensation and Benefits

     Compensation and benefits rose by 8.3% due to the hiring of additional personnel as well as the award of approximately $0.80 million in bonuses and incentive stock, the net effect of which was partially offset by prior period restricted stock awards to key management and staff.

Regulatory, Legal and Professional

     The 60.1% decrease in this expense category stems principally from a steep decline in legal fees incurred in our defense and settlement of the Massachusetts Proceedings which approximated $2.20 million in the prior period. The Company also received in the current period insurance proceeds reimbursing certain prior period arbitration settlement costs.

Advertising

     The Company’s advertising expenses increased by 80.7% over the prior period as management has been aggressively placing advertisements in financial service periodicals to enhance recruitment of independent representatives and promote our provision of quality broker/dealer customer services to our independent financial representatives

Communications

     Communication expenses rose by 119.6% principally due to commitment of resources to two conferences for representatives held in the current period to stimulate revenue growth in advisory services and from our top producers. In addition the company committed resources to enhancement of our website to communicate to our representatives updates on the industry’s rules and regulations and to add a portfolio consolidation tool.

Occupancy

     Occupancy expenses increased by 21.6% in the current period versus the year ago nine-month period reflecting the opening of new investment centers along with the acquiring of additional fixed assets

Other Administrative

     Other administrative expenses increased in the current period by 13.1% versus the prior period primarily due to a FINRA fine regarding our EMAIL domain.

NET INCOME

     The Company experienced a profit turnaround for the nine-month period in comparison to the prior period. We continued to grow top line revenues in the high margin areas while reducing operating expenses, primarily in legal expenses. Management believes that the $1.87 million improvement in after tax net results in the current period compared to the prior period demonstrates the viability of our current business model, which stresses recruitment of high-producing representatives and reduction of regulatory risk that has negatively impacted the firm in the past.

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

Quarter Ended 12/31/07

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

     As of December 31, 2007, cash and cash equivalents totaled $5.54 million compared to $5.50 million as of March 31, 2007. Working capital as of December 31, 2007 was $7.36 million compared to $5.32 million as of March 31, 2007. The ratio of current assets to current liabilities was 2.24 to 1 as of December 31, 2007 compared to 1.80 to 1 as of March 31, 2007.

     Operations provided cash flow of $0.61 million for the nine months ended December 31, 2007 compared to $0.92million for the nine months ended December 31, 2006. Cash flow from operations, in comparing the current period to the prior period, generated a decrease to cash flow of $0.31 million as a result of several factors.

     We experienced a $1.87 million increase in cash flow because of the change in net income as the Company reported a $0.78 million profit in the current period versus a $1.09 million loss in the prior period. Offsetting this increase was a $1.33 million decrease in cash flow from the payment of accrued expenses, primarily related to preferred marketing events and litigation in the current period versus an increase in accrued expenses in the prior period pertaining to the Massachusetts Proceedings.

     Cash inflows from investing activities for the current period totaled $0.21 million, as three treasury notes matured during the current period in the amount of $0.75 million offset by the purchase of a certificate of deposit of $.25 million. In addition, we invested $0.23 million in property and equipment, and computer software. Finally we experienced a $0.83 million decrease in cash flow from financing activities during the current period pertaining to a short-term obligation for insurance premiums.

     By comparison, for the nine months ended December 31, 2006, cash provided by operations was $0.92 million. Cash outflows for the prior period included $0.71 million for purchasing equipment, software and leasehold improvements. In addition, the Company had invested $1.98 million in U.S Treasury bills and notes. Finally, from financing activities we paid a $0.25 million cash dividend on June 29, 2006 to shareholders of record as of June 15, 2006.

     Cash disbursements contributing significantly to cash outflows during our most recent quarter included $0.30 million for legal-related matters, of which $0.11 million was for payments made to the “eligible purchasers” as part of the settlement of the Massachusetts Proceedings. In addition, the Company had disbursed approximately $0.24 million for our East Coast National Conference and $0.18 million towards other events for 2008. Finally we paid out approximately $0.25 million for health insurance, portfolio consolidation services, and equipment and software purchases.

     Cash disbursements can have a material impact on our Brokerage firm’s net capital. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that ICC, our broker-dealer subsidiary, maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by ICC, and net capital includes ICC cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, ICC’s net capital ratio would exceed 10 to 1 or if ICC would have less than 120% of its minimum required net capital. As of December 31, 2007 ICC had net capital of $1.59 million (i.e., an excess of $1.06 million) and a 4.96 to 1 net capital ratio as compared to net capital of $1.05 million (i.e., an excess of $0.52 million) and a 7.59 to 1 net capital ratio as of March 31, 2007.

     The Company’s legal accrual decreased to $0.55 million from $1.30 million in comparing the current period to the prior period as a result of payments of accrued expenses incurred in the prior period pertaining to the Massachusetts Proceedings and various arbitrations filed against the Company. The period for filing investor claims pursuant to the settlement of the Massachusetts Proceedings having expired on December 31, 2007, the Company has ceased to further accrue legal expenses pertaining to the settlement beyond the $0.19 million to be paid to the State, which equals the amount by which $0.50 million exceeds the total of all investor claims. Accordingly, it is not anticipated that there will be any further impact on ICC’s net capital ratio and excess net capital attributable to the settlement. The Company believes that it currently has ample cash to cover anticipated additional accruals and disbursements resulting from legal arbitrations and proceedings.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

CONTRACTUAL OBLIGATIONS

Contractual Obligations		Payments Due by period

Period		April 1, 2007-March 31, 2008	April 1, 2008-March 31, 2011	April 1, 2011-March 31, 2013	April 1, 2013 and thereafter
	Total	less than 1 year	1-3 years	4-5 years	After 5 years
Fiscal Years Ended March 31,		2008	2009-2011	2012-2013	2014 and thereafter

Operating leases:	1,707,538	149,596	1,233,830	324,112	-

Total Contractual Obligations	$ 1,707,538	$ 149,596	$ 1,233,830	$ 324,112	$ -

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

Year ending March 31, 2008	$ 149,596
Year ending March 31, 2009	498,347
Year ending March 31, 2010	387,929
Year ending March 31, 2011	347,554
Year ending March 31, 2012	324,112

Total minimum lease payments	$ 1,707,538

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes.

     Total lease expense amounted to $178,564 and $163,564 for quarters ended December 31, 2007 and 2006, respectively, and for nine months ended December 31, 2007 and 2006 total lease expense was $532,706 and $463,765, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is present in our business due to, among other things, price changes in equities, changes in interest rates, and credit ratings in debt instruments. This risk relates both to financial instruments we hold as investments and those we hold for Brokerage purposes.

     As of December 31, 2007, we held U.S. Treasury bonds with an amortized value totaling $996,856. Although we intend to hold these bonds to maturity, if we determined to liquidate our position in these bonds prior to maturity the proceeds from their sale would depend on fluctuations in their market value that reflect, among other things, fluctuations in prevailing interest rates.

     We own an equity position in the Rising Dividend Fund with a market value of $185,638 as of December 31, 2007. The value of this position fluctuates daily.

     Market risk is present in our normal business activity as a result of our involvement as principal in the execution of brokerage activity and delivery of fixed and variable investment products. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market making activities are client driven, with the objective of meeting client needs while earning a positive spread. As of December 31, 2007, we held securities both long and short positions valued at $251,199. We conduct our business as a brokerage and advisory firm clearing through another broker dealer on a fully disclosed basis to minimize our market risk. In our view,

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

exposure to market risk, trading volatility and illiquidity of securities held from time to time in the firm’s inventory accounts could potentially have a material adverse effect on our financial position.

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

None.

ITEM 5. OTHER INFORMATION None.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

ITEM 6. EXHIBITS
Exhibit
Number	Description	Location
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(3)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles	(3)(Exh. 10.1)
10.2	Employment Agreement with Timothy B. Murphy	(3)(Exh. 10.2)
10.3	The 1994 Stock Option Plan	(4)(Exh. 10.3)
10.4	The 2005 Equity Incentive Plan	(5)(Exh. 4.5)
31.1	Certification of Theodore E. Charles pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)

(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(3)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-05327) filed August 14, 2000.

(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-43664) filed June 9, 2006

     Any exhibit not included with this Form 10-Q will be furnished to any stockholder of record upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320, Attention: Corporate Secretary.

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Timothy B. Murphy Chief Financial Officer Date: February 14, 2008

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

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

Date: February 14, 2008 By: /s/ Theodore E. Charles Theodore E. Charles, Chairman, Chief Executive Officer and Director (principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

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

Date: February 14, 2008 By: /s/ Timothy B. Murphy Timothy B. Murphy, President, Treasurer, Chief Financial Officer and Director (principal financial officer)

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

Exhibit 32.1 CERTIFICATION

I, Theodore E. Charles, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: February 14, 2008

By: /s/ Theodore E. Charles

Theodore E. Charles, Chairman, Chief Executive Officer and Director (principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q

Quarter Ended 12/31/07

Exhibit 32.2 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: February 14, 2008

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President, Treasurer, Chief Financial Officer and Director (principal financial officer)