Form 10-K
period 2008-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2008-06-30
CIK 1001871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 _____________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
MARCH 31, 2008

COMMISSION FILE NO. 1-16349

INVESTORS CAPITAL HOLDINGS, LTD.
(Exact name of registrant in its charter)

DELAWARE	04-3284631
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

     230 Broadway East Lynnfield, Massachusetts 01940 (781) 593-8565

(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The American Stock Exchange

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

     The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $14,250,812

     As of June 19, 2008, there were outstanding 6,535,248 shares of the $0.01 par value per share Common Stock of the registrant.

www.investorscapital.com Investor Relations Contact: Robert Foney

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

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

     These forward-looking statements are subject to risks and uncertainties including, but not limited to, those described and discussed in this report and other documents filed by the Company with the United States Securities and Exchange Commission (the “SEC”). We specifically disclaim any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

PART I

ITEM 1. BUSINESS OVERVIEW

     Incorporated in 1995, ICH is a financial services holding company that operates primarily through its subsidiary, ICC, in two segments of the financial services industry:

  Broker-dealer services in support of trading and investment in securities such as corporate stocks and bonds, U.S. Government securities, municipal bonds, mutual funds, variable annuities and variable life insurance, including provision of market information, internet trading and portfolio tracking facilities and records management, and
  Investment advisory services, including asset management of individual clients through our Registered Investment Advisor, Investors Capital Advisory Services (“ICA”).

     Financial information pertaining to the Company for the fiscal years ended March 31, 2008 and 2007 is included in Part II of this document including, without limitation, financial statements and supplementary data in Item 8 thereof. See Part II, Item 8, Footnote 13 – “Segment Information” for information concerning each of the segments of the Company’s business with respect to the fiscal years ended March 31, 2008 and 2007, including revenues from external customers, a measure of profit or loss, and total assets.

BROKER-DEALER SERVICES

Investors Capital Corporation

     Investors Capital Corporation ("ICC") is a securities broker-dealer that is registered with the Financial Industry Regulatory Agency ("FINRA"), the Securities and Exchange Commission ("SEC"), the Municipal Securities Rule Making Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"). Headquartered in Lynnfield, Massachusetts, the wholly-owned subsidiary of ICH also is duly registered and doing business as a broker-dealer in all 50 states, the Commonwealth of Puerto Rico and the District of Columbia. ICC makes available multiple investment products and provides support, technology and back-office services to a network of approximately 689 independent registered representatives ("representatives"). Commissions derived from the provision of services and products by ICC's registered representatives represented approximately 97.9% and 97.4% of the Company's total revenues for the fiscal years ended March 31, 2008 and 2007.

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

     Continuing to add productive registered representatives is an integral part of our growth strategy. We seek to recruit primarily experienced registered representatives. During the fiscal year ended March 31, 2008, our average revenue per registered representative increased more than 11.9% to $129,332 compared to the previous fiscal year. Once recruited, we focus on enhancing our representatives' professional knowledge, skills and value to their clients.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

     In addition to a variety of valuable products and services, we offer prospective representatives an attractive commission payout and, if desired, the independence of owning and operating their own offices. Approximately 22 of our independent representatives work in Company-provided regional investment centers (see “-- Investment Center Model”, below). The remainder of our representatives generally pay substantially all of the costs associated with their offices and operations, while we concentrate on providing technical, regulatory, supervisory, compliance and other support services to our independent investment professionals. This allows expansion of our operations with relatively minimal capital outlay.

Compensation to Representatives

     Commission payouts to our registered representatives are negotiated and currently average 82.4% of the gross dealer concession generated from the sale of securities. Pursuant to the terms of our agreements with our registered representatives, and as permitted by current FINRA rules, we provide our representatives, or their named beneficiaries, with continuing commissions on pre-existing business in the event of their retirement from the securities industry or death. Representatives grant to us the right to offset against commissions certain losses we may sustain as a result of their actions, omissions and errors. Our agreements with our representatives are terminable by either party with 15 days prior written notice, and do not contain either a confidentiality or non-compete provision.

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

     Marketing. We provide advertising and public relations assistance to our representatives that enhance their profile, public awareness, and professional stature in the public's eye, including FINRA-approved marketing materials, corporate and product brochures and client letters.

     Supervision/Compliance. We maintain strong broker-dealer and investment adviser compliance programs. In addition to an eighteen-member home office staff that includes two dedicated compliance attorneys, we retain experienced field supervisors in FINRA-recognized Offices of Supervisory Jurisdiction across the country that are charged with compliance responsibilities for defined groups of registered representatives. Along with our Regional and home office supervisors, these field supervisors

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

closely supervise and monitor the activities of our representatives to enhance their compliance with applicable laws, rules and regulations. Our compliance efforts are further enhanced by in-house computer systems and programs, including routine internal audits to ensure our compliance with anti-money laundering standards and other regulations under the USA Patriot Act.

     Our representatives seek and value assistance in the area of compliance. Keeping in step with the latest industry regulations, our compliance department provides to our representatives, among other things:

  Advertising and sales literature review
  Field inspections, followed up with written findings and recommendations
  Online continuing education training on topics such as Anti-Money Laundering detection
  Weekly faxes and monthly conference calls on selected compliance topics
  Assistance with customer complaints and regulatory inquiries
  Workshops, seminars and in-house publications on various compliance matters
  Regional and national meetings
  Interpretation of rules and regulations and general compliance training

     Clearing. We utilize the services of a third-party clearing firm to clear our transactions on a fee-for-service basis. Our clearing firm processes most of the non-check and application securities transactions for our account and the accounts of our clients. Services of our clearing firm include billing and credit extension as well as control, receipt, custody and delivery of customer securities and funds. We pay a transaction charge for these services, relying on the operational capacity and the ability of our clearing firm for the orderly processing of security transactions. Engaging the processing services of a clearing firm exempts us from the application of certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws.

Broker-Dealer Revenue

       Commission revenue generated by ICC during the last two fiscal years was derived from the following activities:

	Fiscal Year Ended March 31,
Source of Commission Revenue	2008	2007

Sale of mutual funds and unit investment trusts[1]:	21%	20%
Sale of variable annuities and variable life insurance:	41%	39%
Sale of individual stocks and bonds:	24%	24%
Sale of direct participation programs:	13%	16%
Other activities:	1%	1%

Total	100%	100%

     Direct participation programs predominantly involve equity investments in limited partnerships and real estate investment trusts ("REITS"). The decrease in sales of this product type was directly correlated to the sub-prime lending crisis and its effect on the real estate market since REITS comprise 32.8% of this revenue category. As with other broker dealer products, sales commissions on REITS and oil and gas programs are comprised of a gross dealer concession on the invested amount.

       Commission revenue from our mutual funds and variable annuity products continues to make up most of our revenue; however, this relationship may not continue as our revenue mix becomes more diversified, particularly with a strong increase in brokerage sales. We believe there may be a trend in the future for commissions from stocks and bonds, as a percentage of total commissions, to increase due to our continued efforts to recruit representatives who are duly licensed to execute securities trades for their clients.

1 Sale of mutual funds includes both sales of mutual funds through direct “check and application” and sales from our trading platform.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

INVESTMENT ADVISORY SERVICES

     The Company’s investment advisory business has been centered in ICA since 2004. EPA no longer has any licensed representatives other than its principals, and limited its business to providing access to advisory services supplied by third parties until it completed a transfer of all assets to ICA on May 1, 2008 and subsequently withdrew its advisory registration.

     ICA has been encouraging movement away from centralized delivery of advisory services to a more personalized delivery system that emphasizes close, technology-enabled interaction between independent representative and customer that can lead to more agile decision making, enhanced customer satisfaction and program participation. In support of this business model, ICA has focused on recruiting additional registered investment adviser representatives and increasing the qualifications, technical competence and motivation of existing representatives.

     The success of these initiatives is reflected in the fact that revenue from asset management services grew by $3.74 million or 55.2 % to $10.50 million for the fiscal year ended March 31, 2008, which represented approximately 11.5% of total Company revenues for that period.

Investment Advisor Representatives

     Each of our investment adviser representatives must satisfy the state licensing requirements in the states in which they operate prior to their clients utilizing our investment advisory services. As of March 31, 2008 approximately 407 independent investment adviser representatives registered with the various state securities departments were affiliated with ICA, for an 11.5% increase over the year earlier complement.

Asset Allocation Strategy

     Registered investment advisers (“RIA”) often provide advisory services through our representative-directed program where the asset allocation is performed directly by the independent representative. Our asset allocation strategy is based on the principle that, by investing in a combination of asset classes, risk may be reduced while seeking enhanced returns. Combining asset classes that typically do not fluctuate in tandem may lower the volatility of the customer's investment portfolio while providing the potential for increased long-term returns. The Company utilizes the following steps in implementing our asset allocation strategy for each individual customer:

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
  Following implementation of the portfolio, we monitor portfolio performance, communicate the model's performance to the client quarterly, and make portfolio changes based upon performance, the customer's financial situation, goals and risk tolerance and other relevant factors.

Fee-Based Compensation Structure

     In conformity with the requirements of the Investment Advisers Act of 1940, compensation for our investment advisory services consists of an annual fee calculated as a percentage of total assets under management rather than a transaction-based commission or performance fee.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

INVESTMENT CENTERS

     The Company operates retail investment centers in Topsfield, MA, Bedford, NH, Manhattan, NY and Coral Gables, FL. Unlike the arrangement the Company has with its typical independent contractor representative, the Company funds the overhead operational cost of the investment centers and staffs the locations with registered representatives. The investment center representatives are typically on a lower payout schedule intended to offset the overhead costs incurred by the Company. The Company’s continued investment in this business model is contingent on achieving sustained growth and acceptable profit margins.

INSURANCE OPERATIONS

     In certain states a licensed insurance entity is required in order for ICC representatives to sell life insurance and annuity to their clients. Accordingly, the Company operates ICC Insurance Agency, Inc., a wholly-owned subsidiary of ICH that is duly licensed for such purposes in all states in which such licensing is required. All revenue realized by this entity flows through as revenue to ICC.

ICH SECURITIES

     Investors Capital Holdings Securities, Inc., ("ICH Securities") is a wholly-owned subsidiary of ICH formed to hold cash for tax benefit purposes at the state (Massachusetts) level.

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
  Provide value-added services to our clients. We provide our clients with access to a pool of well-trained representatives, access to up-to-date market and other financial information, and direct access to our trade desk that is online with various stock exchanges and institutional buyers and sellers. We will also continue to provide trading before and after traditional market hours to our clients.
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

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

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

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Asset Allocation

     Asset Allocation services are available through ICA, the Company’s federally registered investment adviser subsidiary. The allocation services, for the most part, are executed through our online trading platform. Other allocation services are performed with the fund company directly.

HOW WE ARE REGULATED

Broker-Dealer Regulation

     The securities industry is subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for administering the federal securities laws that apply to broker-dealers. ICC is a broker-dealer registered with the SEC. In addition to complying with the voluminous and complex rules set out in the Securities Exchange Act of 1934 and the rules promulgated thereunder, every registered broker-dealer that conducts business with the public is required to be a member of and subject to the rules of FINRA.

     FINRA has established conduct rules for securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. FINRA conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules and conducts disciplinary proceedings involving member firms and associated individuals. FINRA administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. We are also subject to regulation under state law. We are currently registered as a broker-dealer in all 50 states, Puerto Rico and the District of Columbia.

     The SEC and other regulatory bodies in the United States have rules with respect to net capital requirements that affect our broker-dealer subsidiary. These rules are designed to ensure that broker-dealers maintain adequate capital in relation to their liabilities, types of securities business conducted and the size of their customer business. These rules have the effect of requiring that a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration with the SEC and suspension and expulsion by the FINRA and other regulatory bodies, and ultimately may require its liquidation. The rules could restrict underwriting, trading activities, our ability to withdraw capital, pay dividends, pay interest on and repay the principal of any debt, among other matters.

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

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.

     The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, FINRA and other regulatory agencies. The applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is also uncertain and may take years to resolve. Finally, as our services are available over the internet in multiple states, and as we have numerous clients residing in these states, these jurisdictions may claim that we are required to qualify to conduct business as a foreign corporation in each such state. While ICC currently is registered as a broker-dealer in all 50 states, Puerto Rico and the District of Columbia, we are qualified to conduct business as a foreign corporation in only a few states. Failure by our company to qualify as a broker-dealer in other jurisdictions or as an out-of-state or "foreign" corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify. Our business could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the applications of existing laws and regulations to the Internet and other online services.

EMPLOYEES

     As of March 31, 2008, we had 112 full-time employees, the majority of whom are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements on an as-needed basis to assist with various aspects of our business including programming and developing proprietary technologies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES.

     Our principal executive offices, comprised of several office condominiums, are located in a 9,068 square foot facility at 230 Broadway, Lynnfield, MA. The Company also maintains an investment center in a 2,132 square

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

foot facility at 218 Boston Street, Topsfield, MA. Both of these properties are leased from entities owned and controlled by the CEO and principal stockholder of ICH for a combined annual rent of $291,200. The Company believes the annual rent amounts are consistent with current market rates for comparable space in the same geographic areas. These leases were renewed and modified on April 1, 2007 and will expire on March 31, 2012.

     The Company leases additional executive offices in a 3,346 square foot facility at Six Kimball Lane, Lynnfield, MA for $70,266 per year, and 3 other offices totaling approximately 5,500 square feet from unrelated parties for annual rents totaling approximately $124,000. These leases expire from 2008 to 2012.

     These properties, which are essentially fully used (other than the Miami office) by both the ICC and ICA segments of our business, are deemed by management to be adequate for current business purposes.

ITEM 3. LEGAL PROCEEDINGS.

     The Company operates in a highly litigious and regulated business, and the Company often is made a defendant in various lawsuits and arbitrations that are incidental to our securities business. The Company typically vigorously contests the allegations of the complaints and believes that there are meritorious defenses in these matters. From time to time the Company also is the subject of regulatory investigations and proceedings. Counsel is unable to respond concerning the likelihood of an outcome, whether favorable or unfavorable, in these matters because of routine and inherent uncertainties. For the majority of pending claims, the Company's errors and omissions (E&O) policy limits the Company’s maximum exposure in any one case to $75,000 and, in certain of these cases, the Company has the contractual right to seek indemnity from related parties. Management, in consultation with counsel, believes that resolution of pending legal proceedings will not have a material adverse effect on the consolidated financial results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of ICH during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     ICH's common stock has been trading on The American Stock Exchange (AMEX) under the symbol "ICH" since February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of June 19, 2008, there were 6,535,248 shares outstanding and 268 registered holders thereof.

     The following table presents the high and low closing prices for the common stock of ICH on the AMEX for the periods indicated.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

	High	Low

Fiscal Year Ended March 31, 2008:
January 1, 2008 through March 31, 2008	$5.75	$4.45
October 1, 2007 through December 31, 2007	$5.90	$4.90
July 1, 2007 through September 30, 2007	$5.25	$4.61
April 1, 2007 through June 30, 2007	$5.44	$4.43

Fiscal Year Ended March 31, 2007:
January 1, 2007 through March 31, 2007	$6.45	$5.08
October 1, 2006 through December 31, 2006	$6.05	$4.55
July 1, 2006 through September 30, 2006	$6.45	$3.51
April 1, 2006 through June 30, 2006	$4.17	$3.13

CASH DIVIDENDS

     Investors Capital Holdings, Ltd. paid dividends on its common stock of $0.04/share on March 31, 2008 and June 15, 2006 to stockholders of record on February 25, 2008 and May 12, 2006, respectively.

     Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. For further information regarding restrictions on our ability to transfer funds to our stockholders, see Part I, Item 1. “Business – How We Are Regulated” and Part II, Item 7. “Management's Discussion and Analysis--Liquidity and Capital Resources” in this Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

     On February 13, 2008, the Company granted 125,000 and 93,750 unregistered shares, respectively, of the Registrant’s common stock under the Registrant’s 1996 Stock Incentive Plan to Theodore E. Charles, its CEO, and Timothy B. Murphy, its CFO, respectively, as a bonus. One half of said shares were fully vested at grant, and the remainder vest in equal installments on the first twelve monthly anniversaries of the date of grant. Each of the grants were exempt from registration under Section 5(a) of the Securities Act of 1933 pursuant to Section 4(2) of said Act as a sale by an issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA.

      Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis reviews our consolidated financial condition as of March 31, 2008 and 2007, the consolidated results of operations for the years ended March 31, 2008 and 2007 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. Unless context requires otherwise, as used in this Management's Discussion and Analysis (i) the "current period" means the fiscal year ended March 31, 2008, (ii) the "prior period" means the fiscal year ended March 31, 2007, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

FORWARD-LOOKING STATEMENTS

     The reader is urged to read the information contained in the "Forward-Looking Statements" section at the beginning of this report for a discussion of the use of forward-looking statements in this report as well as risks and uncertainties in attempting to predict our future performance based upon such statements.

OVERVIEW

     We are a financial services holding company that, through our subsidiaries, provides brokerage, investment advisory, insurance and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by these and other external factors.

OUR BUSINESS

     The Company operates primarily through its subsidiary, ICC, as a broker-dealer and, doing business as ICA, as a registered investment advisor, with a national network of independent financial representatives.

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

Investment Advisory Services

     The Company provides investment advisory services, including asset allocation and portfolio rebalancing, for its representative’s customers. In the past, investment advisory services were performed by both ICC and EPA. Over the last few years, the Company has consolidated its investment advisory services into ICA, and intends to wind up and dissolve EPA during the first quarter of the fiscal year ending March 31, 2009.

Recruitment and Support of Representatives

     A key component of our business strategy is to recruit well-established, productive representatives who generate revenues in high margin services and products. Additionally, we assist our representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients. The Company focuses on providing substantial added value to our representatives’ practices, enabling them to be more productive, particularly in high margin lines such as advisory services and brokerage.

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

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

OUR PROCESS Check and Application

     The majority of transactions are conducted through a check and application process where a check and an investment company's product application is delivered to us or through our field supervisory principal for processing that includes principal review and submission to the investment company or clearing firm. Investments in technology have allowed the firm to move from a paper intensive to a virtually paper free process. This has shortened the transaction cycle, reduced errors and created greater efficiencies. The firm continues to invest in technologies that provide more efficient processes resulting in improved productivity.

Online Brokerage

     Registered representatives can efficiently submit a wide range of security investments online through the use of our remote electronic-entry brokerage platform.

Bond Brokerage

     The Company's fixed-income brokerage desk uses a network of regional and primary dealers to execute trades across a broad array of fixed income asset classes. The desk also utilizes several dealer-only electronic services that allow the desk to offer inventory and to execute trades. Our fixed income traders work with our representatives to develop portfolios for clients. This area provides an investment alternative for investors who have become interested in retirement income, and it has potential for growth during an interest rate favorable environment.

Asset Allocation

     Asset Allocation services are made available through ICA. Our services include the design, selection and rebalancing of investment portfolios on behalf of our advisers’ clients. We also provide tools, services and guidance that enable our representatives to provide these investment services directly to their clients. These services, for the most part, are conducted through our online brokerage platform. Other allocation services are performed directly by the fund company.

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

Off–Balance Sheet Risk

     We execute securities transactions on behalf of our customers. If either the customer or counter-party fails to perform, we, by agreement with our clearing broker, may be required to discharge the obligations of the non-performing party. In such circumstances, we may sustain a loss if the market value of the security is different from the contract value of the transaction. We seek to control off-balance sheet risk by monitoring the market value of securities held or given as collateral in compliance with regulatory and internal guidelines. Pursuant to such guidelines, our clearing firm requires that we reduce positions when necessary. We also complete credit evaluations where there is thought to be credit risk.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Reserves

     The Company records reserves related to legal proceedings in "accrued expenses" in the consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. Many factors are considered including, but not limited to: the amount of the claim; the amount of the loss , if any, in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or representative of the Company; previous results in similar cases; and legal precedents. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual costs upon disposition of a legal proceeding could be greater or less than the reserved amount.

RISK MANAGEMENT

     Risk is an inherent part of the Company's business and activities. Risk management is critical to the Company's financial strength and profitability and requires robust auditing, constant communications, sound judgment and knowledge of financial trends and the economy as a whole.

     Senior management takes an active role in the risk management process. The principal risks involved in the Company's business activities are market, operational, regulatory and legal.

Market Risk

     Market risk is the risk attributable to macroeconomic factors such as gross domestic product, employment, inflation, interest rates, budget deficits and consumer sentiment. Consumer and producer sentiment is critical to our business. The level of consumer confidence determines their willingness to spend, especially in the financial markets. It is this willingness to spend in the financial markets that is key to our business. A shift in spending in this area could negatively impact us. However, senior management is constantly monitoring these economic trends in order to enhance and broaden our product line to mitigate potential negative impact of such trends.

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

Regulatory and Legal Risk

     Regulatory and legal risk includes non-compliance with applicable legal and regulatory requirements and the risk of a large number of customer claims that could result in adverse judgments against the Company. The Company is subject to extensive regulation in the various jurisdictions in which it operates, and we maintain a panoply of procedures to address issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record keeping. However, compliance procedures, no matter how stringent and comprehensive, can only limit, but not totally prevent, the institution of regulatory and legal proceedings, the outcomes and consequences of which cannot now be reasonably foreseen or quantified.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Effects of Inflation

     The Company's assets primarily are liquid in nature and not significantly affected by inflation. Management believes that the replacement cost of property and equipment will not materially affect operating results. However, the rate of inflation can affect our expenses, including, without limitation, employee compensation and benefits, communications and occupancy, which may not be readily recoverable through charges for services provided.

KEY INDICATORS OF FINANCIAL PERFORMANCE

     Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include average production per representative, top line commission and advisory services revenues, gross margins, operating expenses, legal costs and earnings per share.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

FISCAL YEAR ENDED MARCH 31, 2008 COMPARED TO
FISCAL YEAR ENDED MARCH 31, 2007:

RESULTS OF OPERATIONS
				Percent of Revenue
		Year Ended March 31,		Year Ended March 31,
					Percent Change
	2008	2007	2008	2007	2008 vs. 2007

Revenues:

Commission	$ 77,545,491	$70,273,816	85.2%	87.7%	10.3%
Advisory	10,504,031	6,767,136	11.5%	8.5%	55.2%
Other fee income	1,060,505	941,969	1.2%	1.2%	12.6%
Marketing revenue	1,143,113	1,258,944	1.3%	1.6%	-9.2%
Other income	732,010	811,163	0.8%	1.0%	-9.8%

Total Revenue	90,985,150	80,053,028	100.0%	100.0%	13.7%

Commission and advisory fees	73,388,303	64,926,784	80.7%	81.1%	13.0%

Gross Profit	17,596,847	15,126,244	19.3%	18.9%	16.3%

Operating Expenses:

Advertisement and marketing	1,538,071	874,862	1.7%	1.1%	75.8%
Communications	1,039,911	489,185	1.1%	0.6%	112.6%

Total Selling Expenses	2,577,982	1,364,047	2.8%	1.7%	89.0%

Compensation and benefits	10,626,790	8,604,346	11.6%	10.8%	23.5%
Regulatory, legal and professional	2,516,623	4,795,947	2.8%	6.0%	-47.5%
Occupancy	1,162,672	995,985	1.3%	1.2%	16.7%
Other administrative expenses	1,286,605	1,044,500	1.4%	1.3%	23.2%
Interest expense	58,529	35,775	0.1%	0.0%	63.6%

Total Administrative Expenses	15,651,219	15,476,553	17.2%	19.3%	1.1%

Total Operating Expenses	18,229,201	16,840,600	20.0%	21.0%	8.2%

Operating Loss	(632,354)	(1,714,356)	-0.7%	-2.1%	-63.1%

Loss before taxes	(632,354)	(1,714,356)	-0.7%	-2.1%	-63.1%

Provision (benefit) for income taxes	29,104	(630,290)	0.0%	-0.8%	-104.6%

Net loss	$ (661,458)	$ (1,084,066)	-0.7%	-1.4%	-39.0%

AVERAGE PRODUCTION PER REPRESENTATIVE

     Management believes that upgrading the overall quality of our independent representatives is a key to achieving robust growth in revenues and net income. Our experience has been that upgrading the technical qualifications and business practices of our representatives not only generates more revenue, but assists in limiting the cost of overhead functions and representative errors and misconduct. We strive to continually improve the overall quality of our force of representatives by:

  recruiting high quality representatives,
  terminating low quality representatives, and
  assisting representatives to improve their skills and practices.

     A key metric that we use to assess the average quality of our representatives is average revenue generated per representative. Average revenue per representative increased by 11.9%, reflecting management’s continued emphasis on recruiting and retaining established, productive representatives.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

	Fiscal Year Ended
	March 31, 2008	March 31, 2007	Incease/decrease	% Increase/decrease

Revenue:
Commission	$ 77,545,491	$ 70,273,816	$ 7,271,675	10.3%
Advisory	10,504,031	6,767,136	3,736,895	55.2%
Other fee income	1,060,505	941,969	118,536	12.6%

	$ 89,110,027	$ 77,982,921	$ 11,127,106	14.3%

Number of Representatives	689	675	14	2.1%
Average Revenue Per Rep	$129,332	$115,530	$ 13,802	11.9%

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

REVENUES

Revenues rose $10.93 million, or 13.7%, to $90.99 million, led by a $7.27 million or 10.3% increase in commissions and a $3.74 million or 55.2% increase in advisory services revenue. Growth in revenue from brokerage and advisory services continues to be complimented by expanding revenues from other commission sources such as mutual funds and variable annuities.

Commissions

     Commissions from variable annuities continued to comprise the largest component of commission revenue, increasing by $4.4 million, or 16.15% . However, brokerage revenues, which posted the largest commission increase of 19.05%, are fast approaching parity with revenues from variable annuities. Commissions from direct sales of mutual funds were relatively flat, reflecting a continuing trend towards conducting mutual fund sales through our trading platform (which revenues are included in “Brokerage” revenues below).

     Commission revenues from direct participation programs decreased by $1.13 million or 9.8 % primarily as a result of a significant drop in investments in Real Estate Investment Trusts (“REITs”). Management believes that the drop in REIT activity largely resulted from a decline in the real estate market triggered by a credit contraction due, in major part, to a freeze-up of sub-prime mortgage markets. An increase in commissions from our oil and gas programs, spurred by oil price increases, was not sufficient to fully offset the decrease in commissions from REIT sales.

	Fiscal Year Ended		Increase/	Percentage	Percentage
	March 31,		decrease	of Total	Increase/decrease
	2008	2007	2008 vs. 2007	Increase/decrease	2008 vs. 2007

Commission Revenue:
Variable Annuities	$ 31,695,917	$ 27,288,899	$ 4,407,018	60.6%	16.1%
Brokerage(1)	25,668,157	21,559,947	4,108,210	56.5%	19.1%
Direct Participation Programs	10,401,831	11,534,198	(1,132,367)	-15.6%	-9.8%
Direct Mutual Funds Sales	9,478,724	9,409,256	69,468	1.0%	0.7%
Other	300,862	481,516	(180,654)	-2.5%	-37.5%

Total Commission Revenue	$ 77,545,491	$ 70,273,816	$ 7,271,675	100.0%	10.3%

1. Revenue designated as Trading (brokerage) includes revenue from mutual funds sold through our trading platform.

     We continue to emphasize recruitment and retention of representatives who seek to leverage our sophisticated technology platforms which allow us to more efficiently conduct business while increasing total volume. As discussed below, the recent trend of higher growth from fee-based advisory services, compared to commission-based services, reflects concerted efforts by management to diversify and grow revenues in the high margin advisory services marketplace.

Advisory Fees

     Responding to industry trends and increasing client demand, the firm has endeavored to assist our representatives in transitioning more of their business to advisory services. We do not dictate the general nature or extent of advisory services our representatives provide for their clients. However, we continue to make concerted efforts to attract our representatives to our expanded line of proprietary advisory services programs through education, seminars, tradeshows and direct telemarketing.

     Fees from our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continue to be the leading source of advisory services

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

revenue. Revenues from this program, which have been contributing an increasing proportion of advisory services revenue, grew by $2.49 million or 55.8% to $6.95 million compared to $4.46 million for the prior period. Supported by our Net Exchange Pro and Pershing direct on-line mainframe brokerage platforms, A-MAP is popular with our representatives because of the opportunities it provides to deliver superior asset management services and overall investment performance at a lower cost. Resulting transactional cost savings have been passed on to our representatives’ clients in the form of lower fees for improved service.

Other Fee Income

     Other fee income, primarily comprised of licensing and financial planning fees, increased by 12.6% when comparing the current year to the prior year. This increase stems mostly from planning fees as more of our qualified representatives are providing consulting services to better assist clients in managing their portfolios.

Marketing Revenue

     Net marketing revenues decreased by 9.2% primarily due to a decrease in marketing support for the Company’s Regional Event Program, which was packaged with the Partnership Program in the current year. Going forward management is considering limiting these regional events to four symposiums per year.

Other Income

     Other income, consisting primarily of interest and dividends and gains/losses on investments, decreased by 9.8% . The majority of the decrease came from a $0.15 million permanent impairment of a private placement investment and $0.05 million decrease in interest income from a decrease in cash held at bank accounts. This decrease was offset by a $ 0.14 million increase in interest earned on account balances due to an increase in the average daily balance in our trading accounts.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

GROSS MARGIN
			Gross Margin		% of Total		Gross Margin
	Gross Margin		Retention		Gross Margin		% Change

	Year Ended March 31,		Year Ended March 31,		Year Ended March 31,
	2008	2007	2008	2007	2008	2007	2008 vs. 2007

Commission:
Check & Application	$6,704,941	$6,207,794	13.0%	12.9%	38.0%	41.1%	8.0%
Brokerage	5,859,062	4,133,912	22.8%	19.2%	33.3%	27.3%	41.7%
Insurance Products	151,196	225,654	100.0%	99.1%	0.9%	1.5%	-33.0%
Underwriting	84,029	25,387	56.1%	10.0%	0.5%	0.2%	231.0%
Advisory Services:
A-MAP	1,533,477	1,064,767	22.1%	23.9%	8.7%	7.0%	44.0%
Other	938,786	746,296	n/a [1]	n/a [1]	5.3%	4.9%	25.8%

Total	2,472,263	1,811,063	22.9%	25.8%	14.0%	11.9%	36.5%

Licensing	749,598	743,477	100.0%	100.0%	4.3%	4.9%	0.8%
Marketing	1,143,113	1,258,945	n/a [1]	n/a [1]	6.5%	8.3%	-9.2%
Other income	432,645	720,012	n/a [1]	n/a [1]	2.5%	4.8%	-39.9%

Total Gross Margin	$17,596,847	$15,126,244	19.3%	18.9%	100.0%	100.0%	16.3%

1. Due to account composition, profit margin retention for these products is not deemed a useful indicator of performance.

     Gross margin rose by $2.47 million or 16.3% to $17.60 million for the current period primarily due to a $1.73 million or 41.7% increase in gross margin derived from brokerage services. Also contributing to this rise was a $0.66 million or 36.5% increase from advisory services driven by our A-MAP program.

Brokerage Services

     Brokerage services profit margin increased primarily due to an increase in the margin from our fees on account balances. These fees contribute directly to our profit margin as they require no commission payout. In addition, there was an increase in gross margins from trading activities that required a commission payout.

     As a result of the increase to our profit margin from non-commissionable fees on account balances, our total payouts as a percentage of total brokerage revenue decreased slightly for the comparative periods. The decrease in payout percentage can also be attributed largely to a payout reduction in clearing charges due to a new clearing agreement with our clearing firm.

     The significant growth in profit margin reflects the Company’s emphasis on recruiting quality representatives who can generate brokerage volume using our automated trading platform to execute trades efficiently for their clients. The Company has been focusing on moving more of its business activity into brokerage and advisory services in the belief that such diversification will help buttress overall revenues in the current volatile and down

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

market. The Company intends to seek further growth in profit margin by continuing to encourage a shift from direct check and application business into the more profitable advisory and brokerage services segments.

Advisory Services

     The increase in profit margin derived from our advisory services sector in large part can be attributed to an increase in our A-MAP margins. Gross margin from our A-MAP rep-directed managed assets program increased by 44.0%, reflecting growth in assets under management that, in management’s opinion, is due primarily to lower fees, improved services and increased awareness of this program.

     Management has been assisting our representatives to improve advisory services offered to their clients by providing the reps with the resources necessary to better manage portfolios. Our automated trading platform and portfolio consolidation tool enhance our representatives’ capability to efficiently perform advisory services. Continued improvement in technology allows representatives to better monitor and report the performance of their clients’ asset models. Management believes that better services and lower fees will lead to growth in assets under management and, ultimately, increases in revenues and profit margin.

     Growth in profit margin generated by brokerage and advisory services continues to exceed growth generated by our check and application business. We intend to continue recruiting representatives who are duly licensed and otherwise capable of offering brokerage and advisory services to their clients.

Check and Application

     The increase in gross margin from our check and application business came directly from an increase in sales volume of the variable annuity sector. As a result of a $4.41 million increase in sales from these product types, we achieved an increase of approximately $0.57 million in our profit margin in comparing the current period to the prior period.

     Profit margins from mutual fund sales, variable annuity sales, direct participation programs and other check and application distribution programs generated $6.71 million or nearly 38.1% of the total gross margin compared to $6.21 million or 41.0% during the prior period. Margin from our check and application distribution programs comprised the greatest portion of our overall profit margin, with profit margin from brokerage being the next leading component among our principal revenue categories. Investments in technology have allowed us to process this additional volume without adding a commensurate level of staff.

Commission and Advisory Fees Expense Payout / Retention

     Profit margins are directly aligned to payout of commission and advisory fees to our representatives as a percentage of revenue being generated by them. It is management’s strategy to recruit quality independent representatives who generate recurring revenue that does not flow through the commission and advisory expense payout grid primarily as brokerage commissions and advisory fees. This strategy is designed to increase our profit margin and overall retention as a result of representatives generating increasing non-grid revenue. Management continuously monitors the amount of revenue an independent representative brings in compared to its payout on that revenue.

OPERATING EXPENSES

     Operating expenses rose by $1.39 million or 8.2% as discussed below.

Compensation and Benefits

     The largest component of operating expense, compensation and benefits increased by $2.02 million or 23.5% .

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

$1.11 million of this increase was due to an 11.0% rise in general salaries resulting primarily from the hiring of new personnel as well as cash bonuses and salary pay increases for non-executive employees. In addition, we experienced a $0.53 million increase in executive officer compensation resulting from cash bonuses, and a $0.30 million increase in stock compensation due to vesting of restricted stock awards to executives, managers, other employees and independent representatives. Compensation resulting from cash bonuses and vesting of stock grants to executives and managers included gross ups for income taxes payable on such compensation.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses fell by $2.28 million or 47.5% . The largest component of this decrease was a $2.22 million decline in legal fees and settlement costs associated with the settlement of the Massachusetts Proceedings.

     Legal fees and settlement costs, other than those associated with the Massachusetts Proceedings, decreased by $0.22 million. Management believes that this result is directly attributable to the Company’s risk-based management approach that seeks to minimize exposure to litigation. This approach stresses improving the quality of our registered representatives while committing resources to educate and train our sales force, efficiently and accurately process their business, and appropriately supervise their business activities. Additionally, the Company incurred professional fees of $.07 million in connection with its Sarbanes Oxley program, as well as auditing and legal defense costs.

     The Company will continue to incur legal fees and settlement costs as it operates in an increasingly litigious industry embedded with regulation. Consequently, we will continue to invest significant resources to contain future litigation and regulatory exposure by promoting accuracy, ensuring sound operational techniques and applying appropriate compliance measures.

Advertising

     Advertising, including related marketing expenses, increased by $0.66 million or 75.8%, primarily reflecting a $0.45 million increase in advertisements in trade journals. Management has been aggressively brand building, placing advertisements in financial services trade publications to communicate to potential representative recruits the key role that our customer service, technology infrastructure and back office support can play to maintain and grow their businesses.

Communications

     Communications expenses, which include such items as investor/public relations, conferences and telephone, increased by $0.55 million or 112.6% . The increase was due principally to commitment of resources to two conferences for representatives to promote our advisory platforms as well as to stimulate growth in assets under management and production from our top representatives. We also committed additional resources to the Company’s website to provide a portfolio consolidation tool and to enhance our ability to communicate to our representatives important updates on the industry’s rules and regulations.

Occupancy

     Occupancy expenses increased by $0.17 million or 16.7% reflecting a full year’s cost of opening new investment centers in the fiscal year ended March 31, 2007, an increase in depreciation due to acquiring additional computers, furniture and fixtures, and leasehold improvements for the home office in Lynnfield, MA to accommodate the increased number of employees.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Other Administrative

     Other administrative expenses, which include various insurance, postage, office and computer-related expenses, increased by $0.24 million or 23.2% due primarily due to a $0.08 million FINRA fine regarding our EMAIL domain, staff classes and seminars, and charitable donations.

Interest Expense

     Interest expense increased by 63.6% reflecting lower margin balances in our firm accounts when comparing the current period to the prior period.

OPERATING AND NET LOSSES

     Following five consecutive years of annual profitability, the Company registered operating and net losses during the two most recent fiscal years despite continued strong annual revenue growth. The Company posted a $1.71 million operating loss for the fiscal year ended March 31, 2007 after incurring $2.22 million of costs in the Massachusetts Proceedings (see footnote 15 – “Litigation” to our Consolidated Financial Statements). With these costs behind them, management looked forward to continued revenue growth and a return to profitability in the most recent fiscal year. Over the first nine months of the most recent fiscal year, revenues grew $11.33 million or 19.6%, compared to the year ago period, and operating income totaled $2.97 million. In addition, management was aware of the patterns generally pertaining in prior years of the Company’s fourth quarter generating more revenue than any other quarter in a given fiscal year, and of fourth quarter revenues growing year over year. Based upon the quarterly financial results, internal projections, the aforementioned fourth quarter patterns and other factors, management made rolling projections during the year that the Company would return to annual profitability despite authorizing increases in certain expenses during the fiscal year (compared to the previous fiscal year) deemed prudent, under the circumstances, to help secure the long term financial health of the Company, including:

  a $1.21 million increase in selling expenses, primarily for advertising to increase brand awareness among potential new independent representatives and for upgrades to the Company’s website to enhance representative support;
  a $0.27 million increase in compensation expense recorded with respect to the granting of stock to employees (including the Named Executive Officers) and as tax gross-ups with respect to the vesting of stock granted to middle and upper management during the previous fiscal year to enhance employee performance and retention; and
  a $0.53 million increase in compensation expense recorded with respect to the granting of cash bonuses to the Named Executive Officers, including tax gross-up payments.

     Contrary to management expectations, fourth quarter revenue for the most recent fiscal year totaled only $21.88 million. This represented a $0.40 million drop over the prior year’s fourth quarter, and was $0.87 million less than the next lowest quarter (the first quarter), in terms of revenue, during the most recent fiscal year. The revenue shortfall, coupled with the expense increases, resulted in a net operating loss of $0.63 million and an after-tax net loss of $0.66 million for the fiscal year ended March 31, 2008.

     Management attributes the annual revenue shortfall, which was punctuated by the dramatic fourth quarter decline, primarily to widespread turmoil in financial markets that initially was triggered by the sub-prime mortgage crisis. The reduction in revenues reflected a significant drop in REITS and a major decline in equity investments. In comparison to the previous third quarter, REITS fell by 0.13 million or 15.0% and equities fell by $1.21 million or 29.0%

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

     The Company can not forecast the severity or longevity of the impact on the Company’s financial position and results that may result from a continuation of current financial conditions. Much of such future impact is inherently beyond the Company’s control. However, management believes that it is properly positioned to minimize negative impact on revenues by continuing its aggressive efforts to attract and provide quality support to productive representatives who will offer diversified managed portfolios of investments that may encourage clients to remain invested in potentially volatile and down markets. In addition, management believes that, as the revenue picture continues to unfold, it will have adequate leeway to trim projected expenses without causing significant impairment to its revenue producing potential and its ability to properly supervise the activities of its registered representatives.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that achieving its return on equity goals requires the efficient use of capital. Our primary sources of liquidity are cash and cash equivalents, short- and long-term investments and cash flows from operations. We maintain a highly liquid balance sheet with approximately 61% for 2008 and 64% for 2007, consisting of cash and cash equivalents, investments and marketable securities owned, and receivables from our clearing firm and other broker-dealers. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory net capital requirements and to preserve liquidity.

     Cash inflows historically have come primarily from the Company’s broker-dealer and investment advisory services.

     As of March 31, 2008, cash and cash equivalents totaled $4.34 million as compared to $5.50 million as of March 31, 2007. Working capital as of March 31, 2008 was $6.89 million as compared to $5.32 million as of March 31, 2007. The ratio of current assets to current liabilities was 2.10 to 1 as of March 31, 2008 as compared to 1.80 to 1 as of March 31, 2007, principally due to cash disbursements of $1.72 million in financial settlement form the Massachusetts Proceedings.

     Operations provided $0.15 million in cash for the year ended March 31, 2008 as compared to $1.40 million of cash provided for the year ended March 31, 2007.

     In comparing cash flow from operating activities for fiscal year ended March 31, 2008 to fiscal year ended March 31, 2007, cash flow decreased by $1.25 million as a result of the payment of accrued legal expenses, a $0.48 million payment pursuant to the settlement of the Massachusetts Proceedings, and a $0.49 million settlement of an unrelated case. In addition, the Company had prepaid $1.30 million in income taxes in projecting a year-end profit; however, the lower than projected revenue performance, as well as Board approved executive stock compensation charges, had material impact on the results from operations in the current period’s fourth quarter.

     Cash flows from investing activities during the current period primarily consisted of $0.75 million in cash provided from Treasury notes maturing offset by $0.25 million in cash used to invest in a certificate of deposit and $0.26 million of cash used to purchase additional equipment, furniture and fixtures.

     Also during the current period cash used in financing activities consisted mostly of $1.25 million in principal payments on a short-term note to finance insurance premiums along with a $0.26 million payment of cash dividends on March 31, 2008 for stockholders of record as of February 25, 2008.

     Cash outflows from investing activities for the prior period totaled $2.74 million of which $0.92 million resulted from purchasing equipment as well as technology and leasehold improvements. In addition, we invested $1.73 million in US Treasury bills and notes.

       As part of our financing activities we paid a $0.25 million cash dividend on June 29, 2006 to shareholders of

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

record as of June 15, 2006. Additionally, we disbursed $0.76 million in principal payments on a short-term note obligation to finance annual insurance premiums.

     Cash disbursements during the current period primarily consisted of $2.26 million in payments for legal fees and settlements of which $0.48 million resulted from the Massachusetts Settlement Decision. In addition, the Company paid $0.87 million in cash bonuses to executives and employees. Finally, the Company had disbursed $1.30 million for the prepayment of income taxes as the Company had projected a profit in the current period; however, the impact of sub-prime mortgage-induced lending crisis has had an immediate impact to the Company’s cash flow.

     Cash disbursements for legal-related matters during the year ended March 31, 2007 totaled $2.62 million including $1.72 million for legal fees relating to the Massachusetts Proceedings and an additional $0.50 million for the initial payment pertaining to the settlement of the Massachusetts Proceedings.

     Management believes, although there can be no assurances, that the scale of the financial damage resulting from the Massachusetts Proceedings will prove to be atypical of legal proceedings that may be expected to occur in the future. Whether or not management’s expectations will come to fruition may in no small measure depend on the degree to which we succeed, through a continually evolving and robust compliance regime, in assuring that the firm and its independent representatives operate in conformity with the many laws, rules and regulations pertaining to our broker-dealer and investment advisory operations.

     The unexpected disbursements associated with the Massachusetts Proceedings and the turmoil in financial markets initially induced by the sub-prime mortgage crisis have had a significant negative impact on our brokerage firm's net capital ratio during the fiscal years ended March 31, 2008 and 2007. The Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 requires that ICC, our broker-dealer subsidiary, maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by a company, and net capital includes cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, ICC’s net capital ratio would exceed 10 to 1 or if ICC would have less than 120% of our minimum required net capital. As of March 31, 2008, ICC had net capital of $1.29 million (i.e., an excess of $0.80 million) and a 5.70 to 1 net capital ratio as compared to net capital of approximately $1.05 million (i.e., an excess of $0.52 million) and a 7.59 to 1 net capital ratio as of March 31, 2007.

       The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations, should provide adequate funds for continuing operations. During the prior period the increase in our legal accrual impacted ICC's net capital ratio and excess net capital. In December 2006, ICH had to infuse $1.3 million in capital to ICC to offset the cash outflows required for vigorous defense related to the Massachusetts Proceedings and settlement.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Investors Capital Holdings, Ltd. And Subsidiaries Lynnfield, MA

     We have audited the accompanying consolidated balance sheets of Investors Capital Holdings, Ltd. and subsidiaries (the “Company”) as of March 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.

/s/ UHY LLP Boston, Massachusetts June 30, 2008

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2008	2007

Assets
Current Assets
Cash and cash equivalents	$ 4,340,082	$ 5,498,259
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,662,146	4,336,234
Note receivable-sale of asset (current)	8,674	8,561
Loans receivable from registered representatives (current)	563,575	470,492
Prepaid income taxes	1,294,876	35,078
Marketable securities, at market value	181,335	206,530
Investment (short term)	1,247,861	745,315
Prepaid expenses	651,948	482,882

	13,125,497	11,958,351

Property and equipment, net	1,277,636	1,396,793

Long Term Investments
Loans receivable from registered representatives	251,460	191,305
Note Receivable-sale of asset	747,617	747,617
Equity Investments,at cost	40,000	190,000
Investments	175,824	1,169,606
Non-qualified deferred compensation investment	333,880
Cash surrender value life insurance policies	359,469	275,201

	1,908,250	2,573,729
Other Assets
Other assets	58,430	72,199
Deferred tax asset, net	696,760	889,128

	755,190	961,327

TOTAL ASSETS	$ 17,066,573	$ 16,890,200

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 833,697	$ 773,636
Accrued expenses	1,312,186	1,871,694
Notes payable	853,412	838,358
Unearned revenues	102,562	100,363
Commissions payable	2,997,499	3,049,900
Securities sold, not yet purchased, at market value	141,359	711

	6,240,715	6,634,662
Long-Term Liabilities
Non-qualified deferred compensation plan	331,202	-

	331,202	-

Total liabilities	$ 6,571,917	$ 6,634,662

Commitments and contingencies (Note 14)

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000
shares authorized; 6,535,871 issued and 6,531,986 outstanding
in 2008; 6,209,421 issued and 6,205,536 outstanding in 2007	65,359	62,094
Additional paid-in capital	10,886,381	9,721,749
Retained earnings	(455,623)	468,506
less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
	28,674	33,324

Total stockholders' equity	10,494,656	10,255,538

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 17,066,573	$ 16,890,200

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	March 31,
	2008	2007

Revenues:
Commission	$ 77,545,491	$ 70,273,816
Advisory fees	10,504,031	6,767,136
Other fee income	1,060,505	941,969
Marketing revenue	1,143,113	1,258,944
Other income	732,010	811,163

Total revenue	90,985,150	80,053,028

Commission and advisory fees	73,388,303	64,926,784

Gross profit	17,596,847	15,126,244

Operating expenses:

Advertisement and marketing	1,538,071	874,862
Communications	1,039,911	489,185

Selling expenses	2,577,982	1,364,047

Compensation and benefits	10,626,790	8,604,346
Regulatory, legal and professional	2,516,623	4,795,947
Occupancy	1,162,672	995,985
Other Admistrative expenses	1,286,605	1,044,500
Interest expense	58,529	35,775

Administrative expenses	15,651,219	15,476,553

Total operating expenses	18,229,201	16,840,600

Operating loss before income taxes	(632,354)	(1,714,356)

Provision (benefit) for income taxes	29,104	(630,290)

Net loss	$ (661,458)	$ (1,084,066)

Earnings per common share
Basic earnings per common share:	$ (0.11)	$ (0.18)

Diluted earnings per common share:	N/A	N/A

Share Data:
Weighted average shares used in basic earnings per
common share calculations	6,082,546	5,928,238
Plus:Incremental shares from assumed exercise of
stock options	575,245	172,617

Weighted average shares used in diluted earnings per
common share calculations	6,657,791	6,100,855

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
-------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
---------------------------------------------------------
Years Ended March 31, 2008 and 2007
-----------------------------------------

	Common Stock
	$.01 Par Value
			Additional		Retained		Accumulated
	Number of	Carrying	Paid-In	Comprehensive	Earnings	Treasury	Other	Total
	Shares	Amount	Capital	Income	(Deficit)	Stock	Comprehensive	Stockholders'
							Income (Loss)	Equity

Balance at March 31, 2006	5,794,246	$ 57,942	$ 8,740,780	$ -	$ 1,797,789	$ (30,135)	$ 19,707	$ 10,586,083

Exercise of stock options	46,318	463	128,990					129,453
Amortization of deferred compensation			143,242					143,242
Issuance of Common Stock under Plans	368,857	3,689	612,637					616,326
Stock option compensation			96,100					96,100
Comprehensive income:
Net loss				(1,084,066)	(1,084,066)
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising during				13,617
period no tax effect
No reclassification adjustment required				-

Other Comprehensive Income				13,617			13,617

Comprehensive Loss				(1,070,449)				(1,070,449)

Dividend payment to shareholders					(245,217)			(245,217)

Balance at March 31, 2007	6,209,421	$ 62,094	$ 9,721,749	$ -	$ 468,506	$ (30,135)	$ 33,324	$ 10,255,538

Stock-based compensation:
Exercise of stock options	31,632	316	72,999					73,315
Amortization of deferred compensation			386,437					386,437
Issuance of Common Stock under Plans	310,450	3,105	671,896					675,001
Reclassification for extension of Directors' options			12,138					12,138
Stock option compensation			26,796					26,796
Cancelled Restricted Shares	(15,632)	(156)	(5,634)					(5,790)
Comprehensive income:
Net loss				(661,458)	(661,458)
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising during				(4,650)
the period, no tax effect
No reclassification adjustment required				-

Other Comprehensive Loss				(4,650)			(4,650)

Comprehensive Loss				(666,108)				(666,108)

Dividend payment to shareholders					(262,671)			(262,671)

Balance at March 31, 2008	6,535,871	65,359	10,886,381	-	(455,623)	(30,135)	28,674	10,494,656

Reclassification disclosure:
There was no reclassification adjustment required for an unrealized loss of $4,650 on available- for- sale securities for the year ended March 31,2008.

There was no reclassification adjustment required for an unrealized gain of $13,617 on available-for-sale securities for the year ended March 31, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net loss	$ (661,458)	$ (1,084,066)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Receivable from exercise of stock options	9,567	-
Additional Paid in Capital carry back claim	12,138	-
Loss on permanent impairment of private placement investment	150,000	-
Depreciation and amortization	380,824	296,900
Amortization of discount on U.S. Treasury note	(9,019)	(11,967)
Deferred taxes	192,368	(640,814)
Stock-based compensation	1,055,648	759,568
Stock option compensation	26,796	96,100
Unrealized gain (loss) in marketable securities	165,843	(183,503)
Non-qualified deferred compensation investment	(2,678)	-
Income (loss) on investments	(4,395)	(3,312)
Market adjustment cash surrender value life insurance policy	6,618	(2,443)
Charge to commission expense (forgivable loans)	67,335	66,865

Change in operating assets and liabilities
Accounts receivable	(325,912)	(172,576)
Loans receivable from registered representatives	(220,573)	(126,421)
Prepaid expenses and other assets	(155,297)	(270,549)
Prepaid income taxes	(1,259,798)	(35,078)
Income taxes payable	-	(198,026)
Accounts payable	1,327,149	1,506,368
Accrued expenses	(559,508)	789,084
Commissions payable	(52,401)	617,304
Unearned revenues	2,199	(4,416)

Net cash provided by operating activities	145,446	1,399,018

Cash flows from investing activities:
Acquisition of property and equipment	(261,667)	(921,195)
(Payments) Cash surrender value life insurance policy	(90,886)	(90,886)
Note Receivable	(113)	-
Proceeds (payments for) from maturity of U.S. Treasury note	750,000	(1,726,875)
Investments in Certificates of Deposit	(250,000)	-

Net cash provided by (used in) investing activities	147,334	(2,738,956)

Cash flows from financing activities:
Payments on note payable	(1,252,034)	(764,721)
Payment of cash dividends	(262,671)	(245,217)
Exercise of stock options	63,748	129,453

Net cash used in financing activities	(1,450,957)	(880,485)

Net decrease in cash and cash equivalents	(1,158,177)	(2,220,423)

Cash and cash equivalents, beginning of year	5,498,259	7,718,682

Cash and cash equivalents, end of year	$ 4,340,082	$ 5,498,259

Supplemental disclosures of cash flow information:
Interest paid	$ 58,529	$ 35,775

Income taxes paid	$ 1,310,247	$ 373,825

Non-cash financing activity
Insurance premiums	$ 1,267,088	$ 1,508,506

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2008 and 2007

NOTE 1 - NATURE OF OPERATIONS

Incorporated in July 1995 under Massachusetts law and redomiciled under Delaware law in August 2007, Investors Capital Holdings, Ltd. ("ICH") is a holding company whose wholly-owned subsidiaries assist a nationwide network of independent registered representatives ("Representatives") in providing a diversified line of financial services to the public including securities brokerage, investment advice, asset management, financial planning and insurance. Our subsidiaries include the following:

  Investors Capital Corporation ("ICC") is duly registered under the Securities Exchange Act of 1934, the Investment Advisers Act of 1940 and applicable state law to provide broker-dealer and investment advisory services in all fifty states, the District of Columbia and Puerto Rico. ICC maintains a nationwide network of independent financial representatives who are licensed to provide these services through ICC under the regulatory purview of the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Agency (“FINRA”) and state securities regulators. ICC clears its public customer accounts on a fully disclosed basis through a clearing broker. ICC, doing business as Investors Capital Advisors (“ICA”), is the Company’s primary provider of investment advisory services.
  Eastern Point Advisors, Inc. ("EPA") is an Investment Adviser subject to the SEC’s Investment Advisors Act of 1940. In the past EPA was the primary provider of investment advisory/asset management services now being rendered by ICA. In addition, until October 2005 EPA served as advisor to two mutual funds. During the fiscal year ended March 31, 2008, EPA facilitated the availability of advisory services provided by third parties. On May 5, 2008 EPA withdrew its Investment Advisor registration with the SEC. The Company has begun to wind down the operations, distribute the assets of, and voluntarily dissolve EPA during the first quarter of the fiscal year ending March 31, 2009. It is management’s plan that amounts due to ICC from EPA will be settled with its assumption of EPA’s note receivable.

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

RECLASSIFICATIONS:

Certain amounts in 2007 were reclassified to provide comparison with 2008 classifications.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

REVENUE RECOGNITION:

The Company’s revenue recognition policies are summarized below. These policies are maintained in compliance with SEC Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition in Financial Statements".

Mutual Funds/Variable Annuities. Revenue from the sale of mutual funds and variable annuities is recognized as of the date the check and application is accepted by the investment company.

Brokerage. The Company earns commissions through stock purchases and sale transactions, mutual fund purchases, government and corporate bonds transactions, fee-based managed accounts and ticket charges. The Company also earns revenue in the form of 12b-1 fees and interest on account balances. The earnings process is substantially complete at trade date in accordance with the rules of the Financial Industry Regulatory Agency (“FINRA”) and the SEC.

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

Advisory Fees. Our managed accounts advisory fees are based on the amount of assets managed per agreement negotiated between our independent representatives and their clients. These revenues are recorded quarterly as and when billed based on the fair market value of assets managed throughout the quarter. Any portion remaining uncollected due to account adjustments after account rebalancing is charged against earnings at quarter end.

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

MARKETABLE SECURITIES:

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for certain investments in debt and equity securities". SFAS No. 115 requires companies to classify their short-term investments as trading, available for sale, or held to maturity. The Company's marketable securities consist of fixed income instruments and mutual funds and have been classified by management as trading. Accordingly, realized and unrealized gains and losses at year-end are included in the earnings of the Company. The fair market value of these securities are determined based on quoted market prices. The company also has an investment classified as available for sale. The changes in market value of this investment are recorded as unrealized gains and losses and included in other comprehensive income.

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

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

ADVERTISING:

The Company expenses all promotional costs as incurred.

PROPERTY AND EQUIPMENT:

Property and equipment consists of leasehold improvements, furniture, fixtures, automobile and computer equipment and software. All property and equipment is recorded at cost and is depreciated over the appropriate useful life of the asset, 5-year for software and equipment and 7-year for furniture and fixtures, using the straight-line method. Leasehold improvements are amortized over the useful life of the improvement or the remaining term of the lease, whichever is shorter. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and any gain or loss on disposition is recognized as a component of net realized gains (losses). Maintenance and repairs are charged to current operations as incurred.

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

In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of April 1, 2007. Management conducted an analysis as to the financial impact of FIN 48 and concluded that FIN 48 did not have a material impact on its consolidated financial statements.

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

STOCK BASED COMPENSATION:

The Company follows the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as revised by SFAS 123(R), “Share-Based Payment.” Under the modified prospective transition method selected by the Company under the provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” all equity-based awards granted to employees and existing awards modified on or after January 1, 2003 are accounted for at fair value with compensation expense recorded in net income.

Refer to “Note 16 - Benefit Plans” for further discussion regarding methodology utilized in recognizing employee stock compensation expense.

SEGMENT REPORTING:

The Company makes disclosures about products and services, geographic areas, and major customers in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

ACCOUNTS RECEIVABLE – ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The Company’s policy for determining whether a receivable is considered uncollectible is as follows.

Trade receivables. As prescribed by the SEC, trade receivables usually settle within three days. If a trade error results, the Company pursues remedies to collect on that trade error. The Company does not record a receivable resulting from a trade error that is in litigation or whose outcome is not reasonably determinable. In such a case, the Company applies any proceeds from settlements or insurance against any trade losses incurred.

Loans to representatives. Management performs periodic credit evaluations and provides an allowance based on our assessment of

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

specifically identified unsecured receivables and other factors, including the representative's payment history. Once it is determined that it is both probable that a loan has been impaired and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified and written off. There were no loans written off to commission expense for the fiscal years ended March 31, 2008 and 2007. See “Note 3. Loans to Registered Representatives”.

VALUATION OF SECURITIES AND OTHER ASSETS:

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These include cash; cash equivalents; securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. In accordance with FAS 115, certain financial instruments are classified as trading, available for sale, and held to maturity. The realized gains and losses are recorded in the income statement in the period in which the transactions occurred. The related unrealized gains and losses are reflected in the income statement or as other comprehensive income in the stockholders' equity in accumulated other comprehensive income depending on the underlying purpose of the instrument. The Company records its private equity holdings at cost as the Company does not exercise significant influence over these equity investments.

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

RECENTLY ISSUED ACCOUNTING STANDARDS:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measures" (SFAS157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such the Company has adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. As of March 31, 2008 the Company’s financial assets subject to SFAS 157 consisted of held to maturity investments and investments in non-publicly traded companies.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. If elected, SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations: (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognized and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS 141(R) to any acquisition after April 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest (minority interest) in a

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent's equity, b) the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations and c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned business acquired in the future.

NOTE 3 – LOANS TO REGISTERED REPRESENTATIVES

ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals. Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $67,335 and $66,865 for the fiscal years ended March 31, 2008 and 2007.

Some loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are paid off. Interest charged on these loans to representatives range from 3% to 11.25% annually.

For further detail, please refer to “Note 2 - Accounts Receivable- Allowance for Doubtful Accounts”.

		Year Ended March 31,
	2008	2007

Forgiveable Loans	$ 475,488	$ 331,023
Other Loans	339,547	330,774

Total Loans	$ 815,035	$ 661,797

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

The note provides for a principle amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and a full payment on or before October 31, 2010. Prepayments are permitted without penalty. The interest accrued on this note for the comparative years 2008 and 2007, respectively, was $8,674 and $8,561.

NOTE 5 - NET CAPITAL

The Company's wholly owned subsidiary, ICC, is subject to SEC regulations and operating guidelines that require ICC to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

ICC's net capital as computed under SEC Uniform Net Capital Rule (Rule15c3-1) was $1,284,793 at March 31, 2008, which resulted in excess net capital of $796,557 over the required net capital of $488,236. The ratio of aggregate indebtedness to capital at March 31, 2008 was 5.70 to 1.

ICC's net capital as computed under SEC Uniform Net Capital Rule (Rule15c3-1) was $1,054,702 at March 31, 2007, which resulted in excess net capital of $521,335 over the required net capital of $533,367. The ratio of aggregate indebtedness to capital at March 31, 2007 was 7.59 to 1.

NOTE 6 - SECURITIES OWNED AND SOLD, NOT YET PURCHASED

Securities owned and sold, not yet purchased, consist of trading securities at market values. The carrying amount of investment securities at market values are as follows:

	March 31, 2008

		Sold, Not Yet
	Owned	Purchased

Corporate equity	$ 26,480	$ 117,662
Corporate bonds	19,912	23,697
Municipal bonds	30,908	-
Mutual funds	43,312	-
Certificate of Deposit	22,024	-
Treasury bonds	38,699	-

	$ 181,335	$ 141,359

	March 31, 2007

		Sold, Not Yet
	Owned	Purchased

Corporate equity	$ 257	$ -
Corporate bonds	91,774	-
Municipal bonds	61,940	-
Mortgage backed securities	48,691	-
Mutual funds	-	711
Certificate of Deposit	3,868	-

	$ 206,530	$ 711

NOTE 7 - INVESTMENTS

     Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At March 31, 2008 and 2007, the Company recorded its private equity holdings at cost of $40,000 and $190,000, respectively in accordance with Accounting Principles Board No. 18 "The Equity Method of Accounting for Investments in Common Stock", as the Company does not exercise significant influence over these equity investments. During the fiscal year 2008, the Company became aware of factors that indicated a decrease in the value of one of their investments which was considered to be other than temporary. The Company reduced the value of this investment to $0 and recognized a loss of $150,000.

The Company had investments in U.S Treasury Notes being held to maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are presented at an amortized value as follows as of March 31, 2008:

Purchase	Purchase			Amortized
Date	Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Cost	Interest Date

7/12/2006	$ 248,525	US TREAS NOTES 4.875% 04/30/08 B/E DTD 04/30/06 N/C	$ 250,000	$ 249,918	Apr 30, Oct 31
7/12/2006	249,727	US TREAS NOTES 5.125% 06/30/08 B/E DTD 06/30/06 N/C	250,000	250,007	Jun 30, Dec 30
9/28/2006	250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	250,000	250,159	Feb 28, Aug 28
11/3/2006	242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	247,777	Apr 15, Oct 15

	$ 991,444	Balance at March 31, 2008	$ 1,000,000	$ 997,861

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

These investments are presented at an amortized value as follows as of March 31, 2007:

				Amortized
Purchase Date	Purchase Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Cost	Interest Date

7/12/2006	$ 242,745	US TREAS NOTES 3.000% 11/15/07 B/E DTD 11/15/02 N/C	$ 250,000	$ 246,594	May 15, Nov 15
7/12/2006	246,650	US TREAS NOTES 3.625% 04/30/07 B/E DTD 04/30/05 N/C	250,000	249,695	Apr 30, Oct 31
7/12/2006	246,035	US TREAS NOTES 3.625% 06/30/07 B/E DTD 06/30/05 N/C	250,000	249,026	Jun 30, Dec 30
7/12/2006	248,525	US TREAS NOTES 4.875% 04/30/08 B/E DTD 04/30/06 N/C	250,000	249,087	Apr 30, Oct 31
7/12/2006	249,727	US TREAS NOTES 5.125% 06/30/08 B/E DTD 06/30/06 N/C	250,000	249,865	Jun 30, Dec 30
9/28/2006	250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	250,000	250,520	Feb 28, Aug 28
11/3/2006	242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	244,055	Apr 15, Oct 15

	$ 1,726,875	Balanceat March 31, 2007	$ 1,750,000	$ 1,738,842

The Company has invested in a $250,000 face amount Certificate of Deposit with a stated date of maturity as of December 26, 2008 with a coupon rate of 4.70% . The Company is holding this investment to maturity. The Company had not invested in this Certificate of Deposit until after March 31, 2007.

On September 8, 2006, The Eastern Point Advisors Capital Appreciation Fund merged with The Eastern Point Advisors Rising Dividend Fund to become The Rising Dividend Growth Fund. As of March 31, 2008 the Company held a 0.25% and 0.30% ownership interest in The Rising Dividend Growth Fund, which had a fair market value of $175,824 and $ 176,079, respectively.

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company is engaged in various trading and brokerage activities whose counterparties primarily include the general public. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. Securities sold, but not yet purchased, represent obligations of the Company to purchase the security in the market at the prevailing prices to the extent that the Company does not already have the securities in possession. Accordingly, these transactions result in off-balance sheet risk when the Company's satisfaction of the obligations exceeds the amount recognized in the balance sheet. The risk of default depends on the creditworthiness of the counterparty of the issuer of the instrument. It is the Company's policy to review, as necessary, the credit standings of each counterparty with which it conducts business. Commission’s receivables from one source were 23.8% and 15.2% of total receivables for the years ended March 31, 2008 and 2007, respectively.

At March 31, 2008, the carrying amount of the Company's cash and cash equivalents was $4,340,082. Of the bank statement balance, $100,000 was covered by federal depository insurance and $3,719,951 was covered by the Depositors Insurance Fund of Massachusetts. The Company's cash and cash equivalents as of March 31, 2008 also include $1,065,579 at its clearing broker-dealer of which $500,000 was fully insured by the Securities Investor Protection Corporation (SIPC).

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

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

From time to time the Company may enter into transactions with related parties that the Company deems immaterial or which occur in the normal course of business and are deemed to be transacted at “arm’s length” by management.

The Company leases office space from Investors Realty, LLC, the principal member of which is the principal stockholder of the Company. Rent expense for these leases amounted to $291,200 and $271,271 for the fiscal years ended March 31, 2008 and 2007, respectively.

Investors Marketing Services, Inc. is jointly owned by the Company's principal stockholder and his spouse. This entity performs a fulfillment function for subsidiaries of the Company by preparing, collating and mailing registration kits to registered representatives, and creates graphics and other artwork for various marketing materials produced for these subsidiaries. It also provides assembly, shipping and postage of literature pertaining to the subsidiaries. For the years ended March 31, 2008 and 2007 the cost paid for these services was $20,754 and $65,816, respectively.

The Company engages in transactions with a related party, IMS Insurance Agency, Inc. (“IMS Insurance”), in connection with the promotion and servicing of fixed insurance products produced by the Company’s independent representatives. Payments made by the Company to IMS Insurance, when combined with payments received by the Company from IMS Insurance, totaled $0 and $4,942, respectively, for the fiscal years ended March 31, 2008 and 2007.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Essex Securities, LLC, is owned by the spouse of the Company’s principal shareholder. ICC bills this related party a ticket charge for executing its trades and being the introducing broker. Amounts billed for the years ended March 31, 2008 and 2007 are immaterial.

NOTE 10 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31:

	2008	2007

Equipment	$ 1,385,406	$ 1,272,197
Furniture and fixtures	412,956	370,944
Leasehold improvements	628,992	617,979
Computer Software	287,962	230,299
Automobile	25,831

	2,741,147	2,491,419

Accumulated depreciation and amortization	(1,463,511)	(1,094,626)

Property and equipment, net	$ 1,277,636	$ 1,396,793

NOTE 11 - NOTES PAYABLE

At March 31, 2008 and 2007, notes payable consisted of debt to finance insurance premiums. These notes are referenced in the table below:

March 31,	Lender	Premium	Principal	Interest Rate	Maturity Date

		Directors and Officers, Liability,
2008	First insurance Funding, Corp.	Fidelity Bond	$ 150,920	6.0%	December 17, 2008
	First insurance Funding, Corp.	Errors & Omissions	702,492	5.11%	September 30, 2008

			$ 853,412

		Directors and officers,Liability,Fidelity
2007	First insurance Funding, Corp.	Bond	$ 91,748	7.19%	December 8, 2007
	First insurance Funding, Corp.	Errors & Omissions	746,610	5.75%	September 30, 2007

			$ 838,358

For the comparative years ended March 31, 2008 and 2007 there was no long term debt outstanding.

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes is as follows for the fiscal years ended March 31:

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

	2008	2007

Current:
Federal	$ (188,851)	$ -
State	892	1,543

	(187,959)	1,543

Deferred:
Federal	218,525	(501,123)
State	(1,462)	(130,710)
	217,063	(631,833)

Total Income Taxes	$ 29,104	$ (630,290)

Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of deferred compensation, legal accruals, unrealized gains, mutual fund start up costs and differences between depreciation expenses for financial statement purposes versus tax return purposes.

Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:

		March 31, 2008

	Asset	Liability	Net

Federal	$519,532	$ (8,257)	$511,275
State	225,556	(40,071)	185,485

Total	$ 745,088	$ (48,328)	$ 696,760

		March 31, 2007

	Asset	Liability	Net

Federal	$ 759,605	$ (63,793)	$ 695,812
State	213,011	(19,695)	193,316

Total	$ 972,616	$ (83,488)	$ 889,128

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

	Years Ended March 31,
	2008	2007

Deferred tax assets (liabilities):
Mutual Fund start-up costs	$ 21,783	$ 10,869
Deferred compensation	326,833	241,696
Accrued legal	53,760	439,015
Unrealized gain	(10,806)	(10,806)
Depreciation and other	85,932	(72,682)
Net operating losses	219,257	281,036

Total Deferred Tax Assets	$ 696,759	$ 889,128

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

The total income tax provision (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

	Years Ended March 31,

	2008	2007

Tax at U.S. statutory rate	$ (194,575)	$ (582,881)
State taxes, net of federal benefit	(60,074)	(117,050)
Unallowable expenses	61,966	33,525
Other adjustments(1)	221,787	36,116

Provision (benefit) for income taxes	$ 29,104	$ (630,290)

1. Other Adjustments are additional state taxes and return to provision adjustments related to permanent items.

NOTE 13 - SEGMENT INFORMATION

The Company makes disclosures about products and services, geographic areas, and major customers in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

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

Under the guidelines of FAS 131, “Disclosures about Segments of an Enterprise and Related Information”, management reports its segments on a management approach whereby our business is presented in segments reflecting the way we make operating decisions and assess performance. In presenting segment data, all corporate overhead items are allocated to the segments, and inter-segment revenue, expense, receivables and payables are eliminated. Currently it is impractical to report segment information using geographical concentration.

Assets are allocated among ICH and its subsidiaries based upon legal ownership and the services provided. Total period-end assets are presented in this Note 13 on a stand-alone basis, i.e., without inter-company eliminations. The Company does not allocate income taxes or unusual items to segments. Corporate items and eliminations are presented in the following table for the purpose of reconciling the stand-alone asset amounts to total consolidated assets.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

			YTD 2008

	ICC	ICA/EPA	ICH	ICH Securities	Totals

Non-interest revenue	$ 79,467,277	$ 10,788,563	$ -	$ -	$ 90,255,840
Revenue from transaction with
other operating segments:	2,170,854	294,717	-	-	$ 2,465,571
Interest and dividend income, net	596,964	55,030	9,768	67,547	$ 729,310
Depreciation and amortization	378,328	2,496	-	-	$ 380,824
Income (loss) from operations	(1,790,496)	1,689,177	(598,522)	67,487	$ (632,354)
Period end total assets	12,259,679	1,342,234	5,193,014	10,137	$ 18,805,064
Corporate items and eliminations	-	(3,119)	(1,735,372)	-	$ (1,738,491)

			YTD 2007

	ICC	ICA/EPA	ICH	ICH Securities	Totals

Non-interest revenue	$ 72,336,349	$ 6,922,808	$ -	$ -	$ 79,259,157
Revenue from transaction with
other operating segments:	2,169,965	206,777	-	-	$ 2,376,742
Interest and dividend income, net	614,353	59,001	3,622	116,895	$ 793,871
Depreciation and amortization	294,137	2,763	-	-	$ 296,900
Income (loss) from operations	(3,008,613)	1,223,116	(45,734)	116,875	$ (1,714,356)
Period end total assets	13,122,098	890,731	2,364,728	1,952,649	$ 18,330,206
Corporate items and eliminations	-	(2,676)	(1,437,330)	-	$ (1,440,006)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2008 and 2012. Options to renew for additional terms are included under the lease agreements. Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes. The total minimum rental due in future periods under these existing agreements is as follows as of March 31 2008:

2009	$ 731,392
2010	415,560
2011	375,186
2012	350,533
2013	24,000
2014 and thereafter	72,000

$ 1,968,671

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Total lease expense approximated to $712,000 and $630,000 for fiscal years ended March 31, 2008 and 2007, respectively.

NOTE 15 - LITIGATION

The Company typically is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business.

MASSACHUSETTS PROCEEDINGS

By administrative complaint dated November 16, 2005, the Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") brought an adjudicatory proceeding (the “Massachusetts Proceedings”) against ICC alleging violation of ICC’s supervisory obligations under State securities laws in connection with certain past sales of equity-indexed annuities. On December 19, 2006 ICH and ICC entered into an agreement with the Division settling the Massachusetts Proceedings and a concurrent investigation into relationships between ICH and its subsidiaries, Investors Marketing Services, Inc. (“IMS”), and IMS Insurance Agency, Inc. (“IMS Insurance”), which are owned by Mr. Charles, ICH’s Chairman and CEO, and/or his spouse. In settling these proceedings, ICC:

  agreed to censure by the Division,
  agreed to cease and desist from violations of State securities laws, and paid a total of $1 million in fines and payments to purchasers of the equity-indexed annuities without recourse to proceeds from insurance policies.

Also as part of the settlement, ICH retained and acted upon the advice of an independent consultant who reviewed and made recommendations with respect to ICC and ICH policies and procedures related to corporate governance and the various violations and failures alleged by the Division in these matters. The Company paid $1million in final financial settlement of this case for the year ended March 31, 2008.

OTHER PROCEEDINGS

At March 31, 2008, the Company was the defendant or co-defendant in various legal proceedings other than the Massachusetts Proceedings. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm's financial condition. The Company maintains Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with certain law suits and arbitration proceedings and, as a result, in the majority of cases the Company’s exposure is limited to $75,000 per case, subject to policy limitations and exclusions.

ACCRUALS

The Company had accrued expenses of $141,500 and $1,104,487 as of March 31, 2008 and 2007, respectively.

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

As of October 1, 1997, the Board of Directors adopted the 1996 Incentive Stock Plan (the "1996 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock options and stock grants, and the aggregate number of shares to be delivered under the 1996 Plan cannot exceed 300,000. In February 2008, the Company’s Board of Directors approved the extension of 7,677 vested options from the 1996 Plan from their initial maturity of January 2008 to March 31, 2008. As of March 31, 2008, there were no options outstanding.

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

The Investors Capital Holdings, Ltd. 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Board on May 17, 2005, and was approved by vote of the Company’s stockholders at a September 21, 2005 meeting. The purpose of the 2005 Plan is (i) to attract and retain employees, directors, officers, representatives and other individuals upon whom the responsibilities of the successful administration, management, planning and/or organization of the Company may rest, and whose present and potential contributions to the welfare of the Company, a parent corporation or a subsidiary are of importance (“Key Contributors”), and (ii) to motivate Key Contributors with a view

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

toward enhancing profitable growth of the Company over the long term. Under the 2005 Plan, the Company is authorized to award options to purchase common stock, and shares of common stock, to employees, independent representatives and others who have contributed to or are expected to contribute to the Company, its businesses and prospects. Stock options and restricted stock customarily are granted by the Company in connection with initial employment or under various retention plans. Options may, but need not, be designated as incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986. As of March 31, 2008, the Company had not granted any options under the plan and had no current plans to do so.

Restricted Stock Grants

Restricted shares of stock granted under the 2005 Plan as of March 31, 2008 have been either fully vested at date of grant or subject to vesting over times periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Restricted shares have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

The following table presents the total number of restricted stock grants awarded under the 2005 Plan during the last two years.

	Number of Restricted Shares
	Granted

	2008	2007

Registered representatives	33,250	71,635
Directors	-	12,000
Employees	27,200	320,000
Executive officers	250,000	-

	310,450	403,635

Stock compensation for the years ended March 31, 2008 and 2007 for restricted shares issued under all Plans was $1,055,648 and $759,568, respectively.

The following activity under the 2005 Plan occurred during the fiscal year ended March 31, 2008:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $

Non-vested at 4/1/2007	181,729	$3.95	3.8 years	$ 717,830

Granted	310,450	$5.29		$ 1,642,281
Less Vested	(217,093)	$5.01		$ (1,087,636)
Less Canceled	(10,944)	$4.83		$ (52,860)

Non-vested at 3/31/2008	264,142	$2.38	1.76 years	$ 628,658

The Company's net loss for the fiscal year ended March 31, 2008 and 2007, respectively includes $920,875 and $649,587 of compensation costs related to vesting of restricted stock grants to employees and $134,773 and $109,981of restricted stock grants to directors, consultants and independent representatives, under the 2005 Plan.

As of March 31, 2008, there was $628,658 of unrecognized compensation cost related to grants under the 2005 Plan. These costs are expected to be recognized over a weighted average period of approximately 1.76 years. The total fair value of shares vested under this plan during the fiscal year ended March 31, 2008 was $1,087,636.

A summary of the status of the Company's employee, representative and Directors' fixed stock options as of March 31, 2008 and 2007, and changes during the fiscal years ended on those dates, is presented below:

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

NOTE 16 - BENEFIT PLANS – continued

Employee	2008		2007

Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	153,332	$1.02	153,332	$1.02
Granted	3,332		-
Forfeited	(3,332)		-
Exercised	(3,332)		-

Outstanding at year end	150,000	$1.00	153,332	$1.02

Options exercisable at year-end	150,000		152,666

Weighted-average fair value of
options granted during the year	-		-

There were 3,332 options forfeited due to expiration which were reissued by Board vote under the 2001 Plan on February 13, 2008 and the expense reported was $11,630. The fair value of options granted to employees in the fiscal years ended March 31, 2008 and March 31, 2007 is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2008	2007

Dividend	0.19%	0.18%
Volatility	42%	42%
Risk-free interest rate	0.71%	5.04%
Expected Life in years	0.12	0.75

The following table summarizes information about employee and Directors' fixed stock options outstanding as of March 31, 2008:

Options Outstanding		Options Exercisable

Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00

The following table summarizes information about ex-directors' fixed stock options outstanding as of March 31, 2008:

Ex-directors	2008		2007

Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	4,345	$1.91	5,346	$1.91
Granted	4,345		-
Forfeited	(5,679)		-
Exercised	(3,011)		(1,001)

Outstanding at end of year	-	$0.00	4,345	$1.91

Stock-based compensation for option grants to ex-directors amounted to $15,166 and $9,560 for the fiscal years ended March 31, 2008 and 2007, respectively. On February 13, 2008 these options were reissued under the plan after they had been previously forfeited. Stock-based

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

compensation was calculated using the Black-Scholes option-pricing during fiscal years ended March 31, 2008 and March 31, 2007. The fair value per share on the date of grant for the new issuance was $3.49. The following assumptions were applied to grants for the fiscal years ending March 31:

	2008	2007

Dividend	0.19%	0.18%
Volatility	42%	42%
Risk-free interest rate	0.71%	5.04%
Expected Life in years	0.12	0.75

A summary of the status of the Company's independent registered representatives' fixed stock options as of March 31, 2008 and 2007, and changes during the years ending on those dates, is presented below:

Independent Representatives	2008		2007

Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	114,312	$3.51	185,081	$3.35
Granted	-		-
Forfeited	(7,598)	$2.61	(25,452)	$3.61
Exercised	(25,289)	$2.42	(45,317)	$2.81

Outstanding at year end	81,425		114,312

Options exercisable at year-end	81,425	$3.93	114,312	$3.51

Stock-based compensation for option grants to registered representatives amounted to $0 and $86,540 for the fiscal years ended March 31, 2008 and 2007, respectively. This compensation was calculated using the Black-Scholes option-pricing during fiscal year ended March 31, 2008 during a two year vesting period. The July 01, 2002 lot expired on July 01, 2007 and the remaining fully vested options issued to the independent representatives will expire on August 15, 2008 and November 1, 2009.

The following table summarizes information about independent registered representatives’ fixed stock options outstanding as of March 31, 2008:

Options Outstanding		Options Exercisable

		Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life (years)	Exercise Price	Exercisable	Exercise Price

$3.50	48,226	0.38	$3.50	48,226	$2.07
$4.55	33,199	1.58	$4.55	33,199	$1.85

	81,425	0.86		81,425	$3.93

Retirement Plan: The Company has a 401(k) retirement plan that allows participation by all employees with at least three months of service. Individuals employed on the plan's effective date did not have to satisfy the service requirement. The Company's contribution was based on matching 100% of the first 3% of the amount of elected salary deferral elected by each eligible employee. Effective May 29, 2001, the Company's contribution was increased to matching 100% of the first 6% of the amount of elected salary deferral, with matching dollars to be in the form of the Company's common stock. The Company's contribution expense for the years ended March 31, 2008 and 2007 were $266,072 and $239,573, respectively.

Non-Qualified Deferred Compensation Plan: Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan, for which ICC is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan. The total amount of deferred compensation was $331,202 for the year ended March 31, 2008. There was no deferred compensation plan established for the fiscal year ended March 31, 2007.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

NOTE 17 - EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with its President and its Chief Financial Officer currently providing for annual salaries of $400,000 and $300,000, respectively. The officers also may be awarded salary increases, annual bonuses or other incentive programs at the discretion of the Compensation Committee or the Board. If the Company fails to renew the employment term or terminates either officer’s employment, either with or without cause, or if he resigns for therein-defined “just cause”, the officer is entitled to receive (i) 60 or 36 months' salary, respectively, in installments plus certain benefits over the severance period, (ii) any bonus payable for the prior fiscal year and (iii) an amount equal to any bonus payable with respect to the fiscal year of termination. In addition, in the event of a therein-defined “change in control” each officer has certain stock option and bonus acceleration rights.

In May 2008 ICC entered into employment agreements with its Chief Operating Officer and its Vice President that were effective as of March 1, 2007 and February 13, 2008, respectively, and that provide for annual salaries of $200,000 and $175,000, respectively. The officers also may be awarded salary increases, annual bonuses or other incentive programs at the discretion of the Company. If the Company fails to renew the employment term or terminates either officer’s employment without cause, or if he resigns for therein-defined “just cause”, the officer is entitled to receive (i) 24 months' salary in installments plus certain benefits over the severance period, (ii) any bonus payable for the prior fiscal year and (iii) an amount equal to any bonus payable with respect to the fiscal year of termination. In addition, in the event of a therein-defined “change in control” each officer has certain stock option, stock grant and bonus acceleration rights. For the Vice President, “just cause” includes a “change in control”.

NOTE 18 - EARNINGS PER COMMON SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock, as well as any adjustment to income that would result from the assumed issuance. As of March 31, 2008 and 2007, there were no stock options and no restricted stock outstanding that were not included in the diluted earnings per share calculation because they were antidilutive.

NOTE 19 - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The unaudited quarterly amounts may differ due to the reclassifications. Refer to Note 2 -- Summary of Significant Accounting Policies.

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Revenues	$ 22,748,795	$ 23,085,205	$ 23,270,956	$ 21,880,195
Expenses	18,325,414	18,827,534	18,190,813	18,044,542
Gross Profit	4,423,381	4,257,671	5,080,143	3,835,652
Net Income (Loss)	466,566	259,049	52,221	(1,439,294)
Basic Earnings (Loss) per Share	$ 0.08	$ 0.04	$ 0.01	($0.24)
Diluted Earnings (Loss) per Share	$ 0.08	$ 0.04	$ 0.01	N/A

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007

Revenues	$ 19,602,172	$ 17,255,919	$ 20,913,626	$ 22,281,311
Expenses	20,199,794	17,425,754	21,234,555	22,276,991
Gross Profit	3,786,952	3,115,594	4,415,189	3,808,509
Net Income (Loss)	(597,622)	(169,835)	(320,929)	4,320
Basic Earnings (Loss) per Share	$ (0.10)	$ (0.03)	$ (0.05)	$ -
Diluted Earnings (Loss) per Share	N/A	N/A	N/A	$ -

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

     Disclosure controls are procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. The Company is subject to the requirements of Section 404 of the Sarbanes Oxley Act of 2002. Accordingly, the Company completed a self-assessment and test of the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2008.

Report of Management on Internal Control Over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

     Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

Remediation of Material Weaknesses in Internal Control

Not applicable.

Changes in Internal Controls

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

     The Company established internal control over financial reporting as part of its organization and there were no changes to such internal control over the course of the year that would materially affect, or that would be reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

     The following sets forth, as of June 19, 2008, certain information with respect to the directors and executive officers of the Company and persons who make or are expected to make significant contributions to the business of the Company:

     Theodore E. Charles, age 65, has served as a director of the Company since July 1995. A founder of Investors Capital Holdings, Mr. Charles has served as the Company’s chairman of the board, chief executive officer and president since its inception in 1995. Mr. Charles also has served as the chief executive officer of our subsidiaries, Investors Capital Corporation (“ICC”) and Eastern Point Advisors, Inc (“EPA”) since their founding in 1994 and 1995, respectively. Mr. Charles served on the Board of Directors of Revere Savings Bank of Massachusetts from 1997 to 2001 and served on the Advisory Board of Danvers Savings Bank from 2001 to 2003. Mr. Charles currently holds various securities licenses, including series 6, 63, 7 and 24, has been a member of the Financial Planning Association since 1985 and formerly served as Chairman of the Shareholder Advisory Board of Life USA Insurance Company.

     Timothy B. Murphy, age 43, has served as a director of the Company since July 1995. A founder of the Company, Mr. Murphy has served as executive vice president, treasurer and chief financial officer of the Company since its inception, and as president of its subsidiaries, ICC and EPA, since their respective inceptions. He entered the securities industry in 1991 as an operations manager in the Boston regional office of Clayton Securities. By 1994, he was serving as compliance officer of Baybanks Brokerage and a vice president of G.R. Stuart & Company, another brokerage firm. Mr. Murphy holds various securities licenses including series 4, 7, 24, 27, 53, 63 and 65.

     William J. Atherton, age 69, has served as a director since November 2004. Since 2004, Mr. Atherton has been managing director of the Atherton Group, consulting on relationships between insurers, investment and product managers, and distributors in the variable annuity industry. From 1997 until his retirement in 2004, Mr. Atherton was the first President of Ameritas Variable Life Insurance Company, a joint venture between Ameritas Life Insurance Corp. of Lincoln, Nebraska, and AmerUs Life Insurance Corp. of Des Moines, Iowa. Mr. Atherton has been a senior executive in the annuity business since 1985, when he formed North American Security Life (NASL) in Boston, a variable annuity subsidiary of North American Life Assurance of Toronto. Mr. Atherton has been the president and a director of two Variable Insurance Trusts and recently received the John D. Marsh Memorial Award as a 2003 inductee into the NAVA Hall of Fame.

     Robert Martin, age 40, has served as a director since July 2005. Mr. Martin has been the owner and president of Mercury Brewing Company of Ipswich, Massachusetts since acquiring and renaming Ipswich Brewing Company in 1999. Mercury Brewing is a renowned brewer of ales, lagers and sodas. A graduate of Rensselaer Polytechnic Institute, Mr. Martin holds a degree in Architecture and practiced in the Boston area in the 1990’s prior to his employment at the brewing company. In addition to being a successful businessman, Mr. Martin builds fine furniture and participates in endurance athletic events such as the Iron Man Triathlon and Ultra Marathons.

     Arthur Stickney, age 73, has served as a director since August 2004. From 1970 through 2003, Mr. Stickney served as the head of Stickney Associates, a marketing and advertising company whose clients included such brand

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

companies as Alex Brown, Bessemer Trust, Fidelity Investments, Fiduciary Trust, StockCross and Tucker Anthony. Mr. Stickney also served as a partner in charge of business development for Hill Holiday in the late 1960’s, as well as New England and Canadian Advertising Manager for The Wall Street Journal.

     Steven C. Preskenis, age 38, has served as Chief Operating Officer of ICC, and has performed similar policy-making functions for ICH, since February 2006. Mr. Preskenis, who joined the Company in August 2000 as a compliance attorney, also has served as General Counsel of ICC, and has performed similar functions for ICH, since March 2003, and has served as Secretary of ICH since September 2005. Prior to joining ICC in August 2000, Mr. Preskenis served as an Alternative Dispute Resolution attorney with John Hancock Life Insurance Company commencing in 1998. Mr. Preskenis is a member of the Massachusetts Bar and a graduate of Suffolk University Law School. Mr. Preskenis currently holds securities licenses, including series 7 and 24.

Compliance with Section 16(b) of the Exchange Act

     Section 16(a) of the Exchange Act requires directors and officers of the Company and persons, or “groups” of persons, who own more than 10% of a registered class of the Company’s equity securities (collectively, “Covered Persons”) to file with the Securities and Exchange Commission, The American Stock Exchange and the Company, within specified time periods, initial reports of beneficial ownership, and subsequent reports of changes in ownership, of certain equity securities of the Company. Based solely on its review of copies of such reports furnished to it or filed with the SEC and available on EDGAR, and upon any written representations of Covered Persons that no other reports were required, the Company believes that Covered Persons have failed to meet such filing requirements as follows: during the fiscal year ended 2008, the Company’s CEO, Theodore E. Charles, filed one late report on Form 4 relating to 19 transactions involving the sale of a total of 10,800 shares of Company common stock over a period of 43 days.

Code of Business Conduct and Ethics

     The Company has adopted a written Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer and that conforms to the requirements of applicable SEC rule. The Code is designed, among other things, to deter wrongdoing and to promote (i) honest and ethical conduct, (ii) full, fair, accurate, timely, and understandable disclosures in reports and documents filed with or submitted to the SEC and in other public communications, (iii) compliance with applicable governmental law, rules and regulations, (iv) prompt internal reporting of violations of the Code and (v) accountability for adherence to the Code. A copy of the Code will be provided to any person without charge upon request made in writing to Corporate Secretary, Investors Capital Holdings, Ltd., 230 Broadway, Lynnfield, MA 01940-2320.

Audit Committee

     The Board maintains a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee oversees the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. The Audit Committee consults with the Company’s independent auditors and management with respect to the adequacy of internal controls, the Company's audited financial statements and, where appropriate, the Company's interim financial statements before they are made public, and makes recommendations to the Board of Directors regarding the appointment of independent auditors for the Company. The Audit Committee’s Charter is not available on our website, but is attached as Appendix B to our 2006 annual meeting Proxy Statement filed with the SEC.

     The Audit Committee currently is comprised of Messrs. Atherton, Martin and Stickney. The Audit Committee met four times during the fiscal year ended March 31, 2008. The Board has determined that Mr. Atherton is an

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

“audit committee financial expert” as defined by the applicable SEC rule and “independent” under applicable listing standards of the SEC and the American Stock Exchange. See “Executive Officers and Directors” above for information regarding Mr. Atherton’s experience that is relevant to serving as an audit committee financial expert.

AUDIT COMMITTEE REPORT

     The Board of Directors of the Company has appointed an Audit Committee composed of three independent directors.

     The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee will review and assess the adequacy of the charter on an annual basis. The Audit Committee's job is one of oversight as set forth in its Charter. It is not the duty of the Audit Committee to prepare the Company's financial statements, to plan or conduct audits, or to determine that the Company's financial statements are complete and accurate and are in accordance with accounting principles generally accepted in the United States of America. The Company's management is responsible for preparing the Company's financial statements and for maintaining internal controls. The independent auditors are responsible for auditing the financial statements and for expressing an opinion as to whether those audited financial statements fairly present the financial position, results of operations, and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

     The Audit Committee has reviewed and discussed the Company's audited consolidated financial statements with management and with UHY, LLP (the "Auditors"), the Company's independent auditors for the fiscal year ended March 31, 2008.

     The Audit Committee has discussed with the Auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

     The Audit Committee has received from the Auditors the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the Auditors the Auditors' independence.

     Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10- K for the fiscal year ended March 31, 2008 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

/s/ William J. Atherton, Robert Martin and Arthur Stickney

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table summarizes all plan and non-plan compensation awarded to, earned by, or paid to Messrs. Charles, Murphy and Preskenis (the “Named Executive Officers”) during the fiscal years ended March 31, 2008 and 2007 for all services rendered in all capacities to the Company and its subsidiaries. The stock awards compensation disclosed in the table is comprised of compensation recognized with respect to the granting to the Named Executive Officers and vesting of the following Company common stock:

(i) stock granted on June 12, 2006 to Messrs. Charles, Murphy and Preskenis under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) in the amounts of 100,000, 100,000 and 25,000 shares, respectively. One half of the shares awarded to each Named Executive Officer were vested at grant, and the remainder are scheduled to vest

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

in equal annual installments on the first five annual anniversaries of the grant date. A form of the agreements recently entered into to evidence these grants is filed herewith as Exhibit 10.08 hereto.

(ii) stock granted on February 13, 2008 to Messrs. Charles and Murphy under the Company’s 1996 Stock Incentive Plan in the amounts of 125,000 and 93,750 shares, respectively, and to Mr. Preskenis under the 2005 Plan in the amount of 31,250 shares. One half of the shares awarded to each Named Executive Officer were vested at grant, and the remainder are scheduled to vest in equal monthly installments on the first twelve monthly anniversaries of the grant date. A form of the agreements entered into to evidence these grants is filed herewith as Exhibit 10.09 hereto.

	Fiscal				All
	Year			Stock	Other Compen-
Name and Principal	Ended	Salary	Bonus	Awards	sation	Total
Position	March 31,	($)	($)	($) (1)	($) (2)	($)

Theodore E. Charles	2008	400,000	200,000	411,865	448,056	$ 1,459,921
Chief Executive Officer	2007	400,103	150,000	227,182	246,415	$ 1,023,700

Timothy B. Murphy	2008	300,000	150,000	323,727	299,389	$ 1,073,116
Chief Financial Officer	2007	300,105	100,000	218,696	175,428	$ 794,229

Steven C. Preskenis	2008	200,000	75,000	103,826	131,441	$ 510,267
Chief Operating Officer
& General Counsel, ICC	2007	200,106	15,000	52,849	50,576	$ 318,531

1. The dollar amount shown for each stock award included in the above table equals the amount recognized for financial statement reporting purposes, being the number of shares vested at March 31, 2008 times the closing price of the Company’s common stock on the American Stock Exchange on the date of grant. See “Note 16 – BENEFIT PLANS – Restricted Stock Grants” to our Consolidated Financial Statements in this report.

2. All Other Compensation consists of the following items:

		Life		Gross-ups
	Fiscal Year	Insurance	401(k)	for payment	Commissions
	Ended	Premiums	Contribution	of taxes	Earned
Name and Principal Position	March 31,	($)	($)	($) (1)	($)

Theodore E. Charles	2008	$ 60,527	$ 15,563	$ 367,273	$ 4,693
Chief Executive Officer	2007	37,511	15,373	193,531	$ 4,063

Timothy B. Murphy	2008	1,697	15,500	282,192	-
Chief Financial Officer	2007	1,397	17,374	156,657	-

Steven C. Preskenis	2008	162	9,346	121,933	-
Chief Operating Officer &	2007	-	10,250	40,326	-
General Counsel, ICC

1. The listed gross-up amounts were authorized to reimburse the Named Executive Officers for federal and state taxes payable on cash and stock bonuses awarded to them.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Executive Employment Agreements

     On August 8, 2000 the Company entered into full-time employment agreements with Theodore E. Charles and Timothy B. Murphy. For each, the term of employment is three years, which, on the third anniversary of the commencement date, automatically extends for a three-year period unless earlier terminated. Under the employment agreements, which have not been terminated, Messrs. Charles and Murphy are entitled to receive an annual base salary of $400,000 and $200,000, respectively, subject to upward adjustments at the discretion of the Compensation Committee or the Board, taking into account such factors as increases in the cost of living adjustments as well as individual and/or Company performance. Their current annual base salaries are $400,000 and $300,000, respectively. In addition, Messrs. Charles and Murphy may present to the Compensation Committee proposals as to an annual bonus or incentive program for them. Such proposals may or may not be accepted by the Compensation Committee or the Board, acting with the affirmative vote of a majority of the independent members and without the participation or vote of Messrs. Charles and Murphy.

     If the Company fails to renew the employment term or terminates the employment of Mr. Charles, either with or without cause, or if he resigns for just cause, Mr. Charles is entitled to receive sixty (60) months' base salary at the time of termination plus, to the extent earned and not already paid, any bonus payable for the prior fiscal year plus an amount equal to any bonus payable with respect to the current fiscal year. The base salary is payable in installments on such dates on which it would be paid if Mr. Charles had not been terminated. The bonus payment is payable in a lump-sum within thirty (30) days of termination.

     If the Company fails to renew the employment term or terminates the employment of Mr. Murphy, either with or without cause, or if he resigns for just cause, Mr. Murphy is entitled to receive thirty-six (36) months' base salary at the time of termination plus, to the extent earned and not already paid, any bonus payable for the prior fiscal year plus an amount equal to any bonus payable with respect to the current fiscal year. The base salary is payable in installments on such dates on which it would be paid if Mr. Murphy had not been terminated. The bonus payment is payable in a lump-sum within thirty (30) days of termination.

     In the event of a “change in control” Messrs. Charles and Murphy are entitled to (i) acceleration, subject to certain conditions, of the exercisability of any stock options they may hold and to (ii) payment of any bonuses for the then current fiscal year under any bonus plans then in effect for their benefit as if fully earned. Further, the Company agreed to reimburse both of them for any excise taxes paid by them as “excess parachute payments” under Section 280G of the Internal Revenue Code (iii) on said change of control benefits and (iv) on any such reimbursement. As defined in the agreements for Messrs. Charles and Murphy, a "change in control" is deemed to have taken place if a person becomes the beneficial owner, directly or indirectly, of securities of the Company representing 75% or more of the total number of votes that may be cast for the election of the directors of the Company or as the result of, or in connection with, any tender or exchange offer, merger, consolidation or other business combination, sale of assets or one or more contested elections, or any combination of the foregoing transactions in which the persons who were directors of the Company immediately prior to the transaction shall cease to constitute a majority of the board of directors of the Company or of any successor to the Company

     The employment agreements also contain a provision that neither Mr. Charles nor Mr. Murphy will compete or engage in a business competitive with our current or anticipated business during the term of the employment agreement and for a period of six months thereafter. A state court may determine not to enforce this provision or to otherwise limit its enforceability.

     Mr. Preskenis did not have an employment agreement with the Company or any subsidiary during the fiscal years ended March 31, 2008 and 2007. On May 2, 2008, Mr. Preskenis entered into an agreement with ICC dated as of March 1, 2007 to continue serving as ICC’s Chief Operating Officer. A description of said agreement set forth in the Company’s current report on Form 8-K filed with the SEC on May 6, 2008, is hereby incorporated herein by this reference. A copy of said agreement is filed with this annual report as Exhibit 10.3 hereto.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Outstanding Equity Awards At Fiscal Year-End

     The following table sets forth information as of March 31, 2008 regarding unexercised stock options and non-vested stock resulting from prior awards by the Company to the Named Executive Officers. Said officers did not possess any unvested equity incentive plan awards as of said date.

	Option Awards				Stock Awards

	Number	Number			Number	Market
	of	of			of Shares	Value of
	Securities	Securities			of Stock	Shares
	Underlying	Underlying			That Have	of Stock
	Unexercised	Unexercised	Option		Not	That Have
	Options	Options	Exercise	Option	Vested	Not
	(#)	(#)	Price	Expiration	(#) (1)	Vested
Name	Exercisable	Unexercisable	($)	Date		($)

Theodore E. Charles					97,292	$460,191

Timothy B. Murphy	150,000	0	$1.00	None
Timothy B. Murphy					82,969	$392,443

Steven C. Preskenis					24,323	$115,048

(1) 40,000, 40,000 and 10,000 unvested shares listed as being held by Messrs. Charles, Murphy and Preskenis, respectively, vest in four equal annual installments on the 12th day of June of 2008 through 2011. The remaining 57,292, 42,969 and 14,323 unvested shares listed as being held by Messrs. Charles, Murphy and Preskenis, respectively, vest in eleven equal monthly installments on the 13th day of April 2008 through February 2009.

Director Compensation

     The following table sets forth information concerning the compensation for the fiscal year ended March 31, 2008 of the Company’s directors who are not Named Executive Officers.

Name (1)	Fee Earned or	Stock Awards (3)	Total
	Paid in Cash (2)	($)	($)
	($)

William J. Atherton	$6,000	$0	$6,000
Robert Martin	$6,000	$0	$6,000
Arthur Stickney	$4,500	$0	$4,500

1.	All compensation received as a director by Named Executive Officers is disclosed in the Summary Compensation Table, infra, and accordingly is not disclosed in this table.

2.	Directors who are not employees received $1,500 in cash compensation for their attendance in person at each meeting of the Board of Directors. Our audit committee financial expert and chairman of the Audit Committee, William J. Atherton, receives an additional $2,500 per year.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following information is provided as of March 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding option,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	81,425	$3.93	654,130

Equity compensation
plans not approved
by security holders	150,000	$1.00	none

Total	231,425	$2.03	654,130

     See “Footnote 16 – Benefit Plans” to the Registrant’s Financial Statements, contained in Part II, Item 8 of this Form 10-K, for a description of the material features of each compensation plan under which equity securities of the Registrant are authorized for issuance that was adopted without the approval of security holders.

     The following table presents information regarding beneficial ownership of our common stock as of June 19, 2008 by: (1) each person (including any group, as defined in Section 13(d)(3) of the Exchange Act) who is known to the Company to own beneficially more than five percent (5%) of our outstanding common stock, (2) the Named Executive Officers, (3) each director and nominee, and (4) all director/nominees and Named Executive Officers as a group.

Name of	Number of Shares	Percent Beneficially Owned
Beneficial Owner	Beneficially Owned

Theodore E. Charles	3,225,820	49.35%
“Robino Stortini” group (1)(2)	782,304	11.97%
Timothy B. Murphy	482,182	7.21%
Arthur Stickney	5,667	*
William Atherton	4,000	*
Robert Martin	2,000	*
Steven C. Preskenis, Esq.	57,250	*
All directors/nominees and executive
officers as a group (6 Persons)	3,776,919	56.50%

* Less than 0.1%.

(1) From Form 4 filed with SEC on January 8, 2008.

(2) Includes shares held by a “group” reported to be comprised of: Robino Stortini Holdings LLC (753,491 shares); Michael Stortini; RSSI Investment Advisors; LLC, RSSIAM, LLC; Charles J. Robino; and Robino Stortini Holdings II, LLC.

The persons named in the above table have sole voting and dispositive power over all shares of common stock

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

shown as beneficially owned by them, except as otherwise indicated. 278,000 shares attributed in the above table to Mr. Charles are held by Mr. Charles as trustee of a charitable trust, and Mr. Charles denies any beneficial interest therein. The shares attributed to Mr. Charles do not include a total of 383,000 shares held by his spouse and children. Mr. Murphy holds immediately exercisable options to purchase 150,000 shares of common stock from the Company. The shares underlying these options are included in the number of shares attributed to Mr. Murphy in the above table.

     The business address of Messrs. Charles, Murphy and Preskenis is c/o Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, Massachusetts 01940. The business address of Mr. Martin is c/o Mercury Brewing Company, 23 Hayward Street, Ipswich, Massachusetts 01938. Correspondence to Messrs. Stickney or Atherton may be directed to the above address for Investors Capital Holdings, Ltd. attention of the Secretary, who will promptly forward same to the intended recipient. All of the members of the “Robino Stortini” group report an address of 102 Robino Court, Suite 101, Wilmington, DE 19804.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

     Our principal executive offices, comprised of several office condominiums, are located in a 9,068 square foot facility at 230 Broadway, Lynnfield, MA. The Company also maintains an investment center in a 2,132 square foot facility at 218 Boston Street, Topsfield, MA. Both of these properties are leased from entities owned and controlled by the CEO and principal stockholder of ICH, Ted Charles, for a combined annual rent of $291,200. The Company believes the annual rent amounts are consistent with current market rates for comparable space in the same geographic areas. These leases were renewed and modified on April 1, 2007 and will expire on March 31, 2012.

Independent Directors and their Committees

     Three of the five members of the Board of Directors, Messrs. Atherton, Martin and Stickney, are “independent directors” as defined by applicable Securities and Exchange Commission (“SEC”) rule and American Stock Exchange (“AMEX”) listing standards. The Board maintains the following separately-designated standing committees, each of which is comprised entirely of 2 or all 3 of the independent directors: the Governance and Nominating Committee, the Audit Committee and the Human Resources Committee (formerly named the Compensation Committee). Messrs. Atherton and Martin also serve as the Lead Independent Director and Alternate Lead Independent Director, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     The aggregate fees billed for fiscal years ended March 31, 2008 and 2007 for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Registrant’s Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years totaled $234,344 and $239,874, respectively.

Audit-Related Fees

     The aggregate fees billed totaled $0 for both fiscal years ended March 31, 2008 and 2007 for assurance and related services by the Company's principal accountant.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Tax fees

     The aggregate fees billed in fiscal years ended March 31, 2008 and 2007 for professional services rendered by the Company's principal accountant for tax compliance, tax advice, and tax planning (other than as disclosed above) totaled $0 and $800, respectively. Said services included costs incurred to facilitate the transfer of work papers to a third party tax return preparer in fiscal 2007.

All Other Fees

     In fiscal years ended March 31, 2008 and 2007 the Company was not billed for other fees by our principal accountant for services other than those disclosed above.

Engagement of Accounting Services

     All audit and non-audit services provided to the Company by accountants, including its independent auditor, must be approved by the Audit Committee prior to the rendering of services unless the following conditions are met:

  The services are not recognized by the Company at the time of engagement to be non-audit services;

  The total amount of such services is less than or equal to 5% of the total amount of compensation paid by the Company to the independent auditor during the fiscal year in which the services are provided; and

  The services are brought promptly to the attention of the Audit Committee and approved by the Committee, or by one or more members thereof who are members of the board of directors who have been delegated approval authority, prior to the completion of the annual audit.

     All other permitted services must be pre-approved by either the Audit Committee or a delegate of the Audit Committee. If pre-approval is obtained from a delegate of the Audit Committee, the service may be performed provided that the service must be presented to the Audit Committee at the next scheduled meeting.

     In determining whether or not to approve non-audit accounting services from the Company’s independent auditor, the Audit Committee considers whether the provision of such services is compatible with maintaining the independence of the auditor.

     100% of the cost of accountant services described in “Audit-Related Fees”, “Tax Fees” and “All Other Fees”, above, were incurred in conformity with the requirements set forth above respecting circumstances where there is no Audit Committee pre-approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Documents Filed as a Part of this Report:
		Page
1.	Financial Statements:
	Independent Auditors' Report	26
	Consolidated Balance Sheets as of March 31, 2008 and 2007	27

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Consolidated Statements of Operations for the years ended March 31, 2008 and 2007	28
Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2008 and 2007	29
Consolidated Statements of Cash Flows for the years ended March 31, 2008 and 2007	30
Notes to Consolidated Financial Statements	31-46

2. Financial Statement Schedules:

     No financial schedules are listed since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:

Exhibit

Number	Description	Location
3.1	Articles of Organization, as amended	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)	(2)(Exh. 10.1)
10.2	Employment Agreement with Timothy B. Murphy (3)	(2)(Exh. 10.2)
10.3	Employment Agreement with Steven C. Preskenis (3)	(1)
10.4	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.5	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.6	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.7	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.8	Form of June 2006 Stock Grant Agreement (3)	(1)
10.9	Form of February 2008 Stock Grant Agreement (3)	(1)
14.1	Code of Business Conduct and Ethics	(7)(Exh. 5.05)
21.1	Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2008.	(1)
23.1	Consent of UHY LLP	(1)
31.1	Certification of Theodore E. Charles pursuant to Rule 13a-14(a)	(1)

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

31.2	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)

(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-05327) filed August 14, 2000.

(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.

(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.

(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.

(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed September 26, 2007.

     Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Timothy B. Murphy Chief Financial Officer Date: June 30, 2008

     Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated.

Signature	Capacity(ies)	Date

/s/ Theodore E. Charles	Principal Executive Officer	June 30, 2008

Theodore E. Charles

/s/ Timothy B. Murphy	Principal Financial and Accounting Officer	June 30, 2008

Timothy B. Murphy

/s/ Arthur J. Stickney	Director	June 30, 2008

Arthur J. Stickney

/s/ William Atherton	Director	June 30, 2008

William Atherton

/s/ Robert Martin.	Director	June 30, 2008

Robert Martin

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

EXHIBIT INDEX

(Exhibits being initially filed with this Form 10-K)

10.3	Employment Agreement with Steven C. Preskenis

10.8	Form of June 2006 Stock Grant Agreement

10.9	Form of February 2008 Stock Grant Agreement

21.1	Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2008

23.1	Consent of UHY LLP

31.1	Certification of Theodore E. Charles pursuant to Rule 13a-14(a)

31.2	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)

32.1	Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350

32.2	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Exhibit 10.3

EMPLOYMENT AGREEMENT

March 1, 2007

Name         Steven C. Preskenis
Address

In consideration of the premises and the mutual promises and covenants contained herein and for other good and valuable consideration, Investors Capital Corporation (the "Company") and you agree as follows:

1. POSITION AND RESPONSIBILITIES.

     1.1 The Company will employ you, and you agree to be employed by the Company, as Chief Operating Officer of the Company. You will have the responsibilities, duties and authority commensurate with said position. You shall perform such duties at Lynnfield, Massachusetts and/or such other place(s) as you and the Company shall mutually agree.

     1.2 You will, to the best of your ability, devote your full time and best efforts to the performance of your duties hereunder and to the business and affairs of the Company subject to your involvement in activities permitted by Section 5 hereof.

2. TERM OF EMPLOYMENT.

     2.1 (a) The period of your employment hereunder (the “Employment Term”) shall extend from the date hereof (the "Commencement Date")until such time (the “Termination Date”) as the termination of your employment hereunder becomes effective in accordance with the provisions of this Agreement.

     (b) Either you or the Company may terminate your employment effective as of any anniversary of the Commencement Date occurring two years, or any whole multiple of two years, after the Commencement Date, by giving written notice thereof to the other no later than ninety (90) days prior to the relevant anniversary of the Commencement Date.

     (c) On or before the Termination Date, or as soon thereafter as is reasonably practicable, you shall return to the Company all records and other personal property of the Company in your possession or control, including all confidential, proprietary or trade secret information of the Company and its subsidiaries and affiliates.

     2.2 The Company shall have the right, on written notice to you specifying the applicable subsection below, to terminate your employment:

(a) immediately for Cause (as defined in Section 2.4), or

(b) subject to Section 2.6 hereof, in the event of your death or disability which, in the reasonable opinion of the Board of Directors, renders you unable or incompetent to carry out your duties, responsibilities, and assignments for a period of one hundred and twenty (120) consecutive days.

     2.3 You shall have the right, on written notice to the Company, to terminate your employment if you "resign for just cause," which shall mean a resignation of your employment as a direct result of a material breach by the Company of its obligations to you under this Agreement, provided that, if such breach is capable of remedy, a written notice within sixty (60) days of such breach and opportunity to cure such breach shall be afforded the Company and, in such event, just cause shall exist if the Company shall fail to cure such breach within a reasonable period of time not to exceed thirty (30) days.

     2.4 The term "Cause" shall mean: (i) your continued failure to substantially perform your duties hereunder (other than any such failure resulting from your incapacity due to physical or mental illness); (ii) your violation of any material provision of this Agreement; or (iii) your conviction of a felony involving moral turpitude involving and directly and materially injuring the Company. You shall not be deemed to have been terminated for Cause unless (1) prior written notice has been delivered to

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

you setting forth the reasons for the Company's intention to terminate for Cause, and (2) a period of twenty (20) days has elapsed since delivery of such notice during which you were afforded an opportunity to cure to the reasonable satisfaction of a majority of the Board of Directors (other than you), if capable of remedy, the reasons for the Company's intention to terminate for Cause.

     2.5 If you terminate your employment in any manner other than resignation “for just cause” under Section 2.3, neither the Company nor any affiliate of the Company shall have any further obligation to you or your personal representatives under this Agreement, except for salary, and bonus earned hereunder and unpaid at the date of termination (plus reimbursement of permitted business expenses in accordance with Company policy).

2.6 SEVERANCE BENEFITS.

     (a) Upon the termination of your employment hereunder, other than under the circumstances as set forth in Section 2.5 above, the Company shall pay to you:

     (i) Base Salary (as hereinafter defined) earned hereunder and unpaid at the Termination Date;

     (ii) reimbursement of business expenses permitted in accordance with Company policy;

    (iii) twenty-four (24) months' Base Salary (at the rate applicable as of the Termination Date), less applicable taxes and withholding, payable during the twenty-four (24) months immediately following the Termination Date (the “Payout Period”) in installments on such date or dates on which Base Salary would have been paid to you had your employment not been terminated, provided that the Payout Period shall only extend for twelve months after the Termination Date in the event that your employment is terminated for Cause (defined in Section 2.4 hereof);

     (iv) during the Payout Period, medical, dental, life and disability insurance benefits on the same basis the Company would have provided during such period had you continued to be an employee of the Company;

     (v) to the extent earned and not already paid, any bonus payable pursuant to Section 3.3 for the fiscal year immediately prior to that in which your termination occurs; and

     (vi) an amount equal to the pro rata portion of any bonus payable with respect to the fiscal year in which your termination occurs. Said pro rata portion shall be equal to the entire bonus amount that you would have been entitled to if you had remained employed for the entire fiscal year in which the termination occurs multiplied by a fraction, the numerator of which is the number of days during said fiscal year up to and including the Termination Date, and the denominator of which is 365.

     (b) The amounts set forth in clauses (i), (ii) and (v) of Section 2.6(a) above shall be payable in a lump-sum within thirty (30) days after the Termination Date, and any amount set forth in clause (vi) of Section 2.6(a) above shall be payable in a lump-sum within one hundred and twenty (120) days after the end of the fiscal year in which the termination occurs.

     2.7 In the event of the termination of your employment associated with a "change in control" of Investors Capital Holdings, Ltd. (“ICH”), (a) all stock options held by you to purchase shares of ICH Common Stock shall become immediately exercisable, and all shares of ICH’s Common Stock held by you that are subject to vesting as a condition of their grant to you by ICH shall become immediately vested, notwithstanding the vesting provisions of any agreement concerning such options or granted stock; provided that such acceleration of vesting shall not occur if and to the extent that (i) ICH's independent accountant has advised the Board of Directors of ICH that such acceleration could prohibit the accounting treatment of the transaction which is a change in control as a pooling of interests under Accounting Principles Board Opinion No. 16 (or any successor opinion) and (ii) the Board of Directors of ICH intends to treat such transaction as a pooling of interests, in which case options and granted stock would continue to vest as permitted within the terms of the applicable stock plans, and (b) you will be entitled to any bonuses for the then current fiscal year under any bonus plans then in effect as if fully earned. Benefits payable under this Section 2.7 upon a change in control may subject you to an excise tax as "excess parachute payments" under Section 280G of the Code. The Company or ICH will reimburse you for all excise taxes paid, but the reimbursement will constitute an excess parachute payment and will be subject to further excise tax. Such further excise tax will trigger further reimbursement by the Company or ICH. For purposes of this Section 2.7, a "change in control" of ICH shall be deemed to have taken place if (i) a third person, including a "person" as defined in Section 13(d)(3) of the Exchange Act, becomes the beneficial owner (as defined in Rule l3d-3 under the Exchange Act) directly or indirectly, of securities of ICH representing

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

more than fifty percent (50%) of the total number of votes that may be cast for the election of the directors of ICH; or (ii) as the result of, or in connection with, any tender or exchange offer, merger, consolidation or other business combination, sale of assets or one or more contested elections, or any combination of the foregoing transactions (a "Transaction"), the persons who were directors of ICH immediately prior to the Transaction shall cease to constitute a majority of the Board of Directors of ICH or of any successor to ICH.

3. COMPENSATION.

     3.1 BASE SALARY. The Company shall pay to you for the services to be rendered hereunder a Base Salary ("Base Salary") at an annual rate of two hundred thousand dollars ($200,000), subject to customary withholding for federal, state and local taxes. Such Base Salary shall be payable periodically in conformity with the prevailing practice of the Company for executives' compensation as such practice shall be established or modified from time to time. Such Base Salary shall be subject to increase from time to time to take into account appropriate cost of living adjustments and general compensation increases based on performance, in the discretion of the Board of Directors of the Company.

     3.2 BUSINESS EXPENSES. You shall be entitled to be reimbursed for all reasonable and necessary expenses incurred in connection with the performance of your duties hereunder provided that you shall, as a condition of reimbursement, submit verification of the nature and amount of such expenses in accordance with the reimbursement policy from time to time adopted by the Company.

     3.3 INCENTIVE PROGRAM. On an annual basis, the Compensation Committee of ICH shall present to the ICH Board of Directors for their approval a proposal as to an annual bonus or other incentive program for you and other selected employees of ICH and its subsidiaries (individually and collectively, the “Group”) for the upcoming fiscal year. You will be entitled to participate in the plan approved by said Board, as well as any other plans generally applicable to senior executives.

     3.4 LIFE INSURANCE. The Company shall continue to pay the premiums for the existing life insurance policy on your life with your designee as the beneficiary.

4. OTHER BENEFITS.

     4.1 VACATION. You shall be entitled to vacation in accordance with the vacation policy of the Company, as the same may be in effect from time to time, without loss of compensation or other benefits to which you are entitled under this Agreement, to be taken at such times as you may reasonably select.

     4.2 OTHER BENEFIT PROGRAMS. The Company will provide to you all other qualified and unqualified employee benefits generally available to employees of the Group of equivalent position, as the same may be in effect from time to time, including, without limitation, incentive compensation plans, stock option plans and restricted stock plans.

     4.3 OTHER INCENTIVE COMPENSATION. You shall be eligible to receive additional compensation, including awards of performance bonuses at levels commensurate with employees of equivalent position in the discretion of the ICH Compensation Committee.

5. OTHER ACTIVITIES DURING EMPLOYMENT.

5.1 Except with the prior written consent of the Company's Board of Directors, you will not during the term of this Agreement undertake or engage in any other employment or occupation except as permitted by Section 5.3. This provision shall not be deemed to preclude your participation or membership in professional societies, service on the board or similar governing body of any not for profit organization, lecturing or the acceptance of honorary positions, that are in any case incidental to your employment by the Company, which are not adverse or antagonistic to or competitive with the Group, their business or prospects, financial or otherwise and are consistent with your obligations regarding the confidential, proprietary and trade secret information of the Group and its subsidiaries and affiliates pursuant to the Proprietary Information and Inventions Agreement referenced below.

     5.2 Except as permitted by Section 5.3, you will not assume or participate in, directly or indirectly, any position or interest adverse or antagonistic to the Group, their business or prospects, financial or otherwise, or take any action towards any of the foregoing.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

     5.3 During the term of your employment by the Company, except on behalf of the Group, you will not, directly or indirectly, whether as an officer, director, stockholder, partner, proprietor, associate, representative or otherwise, become or be interested in any other person, corporation, firm, partnership or other entity whatsoever which directly competes with the Group, in any part of the world, in any line of business engaged in (or then planned to be engaged in) by the Group (or any successor to their business). With respect to any entity or enterprise which does directly compete with the Company or its subsidiaries or affiliates, this Section 5.3 shall not prohibit you from owning (i) as a passive investor only, an aggregate of not more than ten percent (10%) of the total stock or equity interests of such entity or enterprise if the same are publicly traded, or (ii) stock or equity interests of such entity or enterprise through mutual funds or other similar investment vehicles over which you retain no investment discretion.

     6. INDEMNIFICATION. As a condition of your employment the Company will indemnify and insure you against personal liability for acts in connection with service to the Company for the Employment Term and six (6) years thereafter.

7. POST-EMPLOYMENT ACTIVITIES.

     7.1 You understand and acknowledge that the provisions of this Section 7 are necessary to protect the legitimate business interests of the Group and are fair and reasonable for numerous reasons, including your receipt of the specific considerations expressed in this Agreement, In addition, as a result of your executive position with the Company, you have had, and will continue to have, access to significant confidential, proprietary or trade secret information of the Group, so that, if you were employed by a competitor of the Group, there would be a substantial risk to the Group of your use of its confidential, proprietary or trade secret information. Based on the foregoing, for a period of six (6) months after the termination of your employment with the Company, absent the Company's prior written approval (with concurrence by the Board of Directors of the Company), you will not directly or indirectly:

     (a) render any services to, or engage in any activities for, any other person, firm, corporation or business organization with respect to any product, process, technology or service, in existence or under development which substantially resembles or competes with a product, process, or service of the Group in existence or under development upon which you worked or exercised supervisory responsibility at any time during your employment with the Company;

     (b) solicit employees of the Group to leave their employ or offer or cause to be offered employment to any person who is or was employed by the Group at any time during the six (6) months prior to the termination of your employment with the Company;

     (c) entice, induce or encourage any of the Group's other employees to engage in any activity which, were it done by you, would violate any provision of this Section 7; or

     (d) otherwise attempt to interfere with or disrupt the business or activities of the Group after written notice and a 60-day cure period.

You agree that if you act in violation of this Section 7, the number of days that you are in violation will be added to the time period specified in this Section 7.

     7.2 Regardless of the foregoing, the provisions of this Section 7 shall not apply to you (i) in the event that the Company breaches any of the terms and provisions hereof, (ii) the Company terminates you for any reason (other than Cause), or (iii) you "resign for just cause" (as described in Section 2.3 hereof).

     8. REMEDIES. Your duties under Section 7, if any, shall survive termination of your employment with the Company. You acknowledge and agree that any breach by you of any of the provisions of Section 7.1 of this Agreement will result in irreparable and continuing damage to the Group and that a remedy at law for any breach or threatened breach by you of the provisions of Section 7.1 would be inadequate, and you therefore agree that the Group shall be entitled to temporary, preliminary and permanent injunctive relief in case of any such breach or threatened breach. The prevailing party in an action under this Agreement shall be entitled to recover its costs and expenses, including attorneys' fees. Nothing in this Agreement shall be construed to prohibit you or the Group from pursuing any other remedy available to it at law or in equity, the parties having agreed that all remedies are cumulative.

9. MISCELLANEOUS.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

     9.1 Assignment. This Agreement and the rights and obligations of the parties hereto shall bind and inure to the benefit of any successor or successors of the Company by reorganization, merger or consolidation and any assignee of all or substantially all of its business and properties or the business or properties of the Company or any subsidiary or division thereof, but, except as to any such successor or assignee of the Company, neither this Agreement nor any rights or benefits hereunder may be assigned by the Company or you.

     9.2 INTERPRETATION. In case any one or more of the provisions contained in this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or enforceability shall not affect the other provisions of this Agreement. If, moreover, any one or more of the provisions contained in this Agreement shall for any reason be held to be excessively broad as to duration, geographical scope, activity or subject, the parties expressly agree that a court may rewrite and modify such provisions so as to be enforceable to the fullest extent compatible with the applicable law as it shall then appear.

     9.3 NOTICES. All notices, consents, waivers, and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) sent by facsimile (with written confirmation of receipt), provided that a copy is mailed by registered mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and facsimile numbers set forth below (or to such other addresses and facsimile numbers as a party may designate by notice to the other parties):

If to the Company: Investors Capital Corporation, 230 Broadway, Lynnfield, MA 01940 If to you: Steven C. Preskenis,

     9.4 WAIVERS. If either party shall waive any breach of any provision of this Agreement, he or it shall not thereby be deemed to have waived any preceding or succeeding breach of the same or any other provision of this Agreement.

     9.5 HEADINGS. The headings of the sections hereof are inserted for convenience only and shall not be deemed to constitute a part hereof nor to affect the meaning hereof

     9.6 APPLICABLE LAW. This Agreement shall be governed by and construed (both as to validity and performance) and enforced in accordance with the laws of the Commonwealth of Massachusetts applicable to agreements made and to be performed wholly within such jurisdiction. The Company and Employee hereby agree that the courts of the Commonwealth of Massachusetts located in Boston and the United States District Court for the District of Massachusetts each shall have personal jurisdiction and proper venue with respect to any dispute between parties.

     9.7 COMPLETE AGREEMENT, AMENDMENTS, PRIOR AGREEMENTS. The foregoing is the entire agreement of the parties with respect to the subject matter hereof and may not be amended, supplemented, canceled or discharged except by written instrument executed by both parties hereto.

     9.8 COUNTERPARTS. This Agreement may be executed in counterparts, each of which when so executed and delivered shall constitute a complete and original instrument but all of which together shall constitute one and the same agreement, and it shall not be necessary when making proof of this Agreement or any counterpart thereof to account for any other counterpart.

     9.9 OPPORTUNITY FOR REVIEW. You acknowledge that you had the opportunity to have this Agreement reviewed by an attorney prior to your execution of this Agreement.

If you are in agreement with the foregoing, please so indicate by signing and returning the enclosed copy of this letter.

INVESTORS CAPITAL CORPORATION

By: Title:

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Accepted and agreed:

Steven C. Preskenis Date: February __, 2008

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Exh. 10.8

INVESTORS CAPITAL HOLDINGS, LTD.
JUNE 2006 STOCK GRANT AGREEMENT

     THIS AGREEMENT is effective as of June 12, 2006 (the “Grant Date”) and is by and between Investors Capital Holdings, Ltd., a Delaware corporation (the “Company”) and ______________________________________ (“Participant”).

     The Company adopted the Investors Capital Holdings, Ltd. 2005 Equity Incentive Plan (the “Plan”) to, among other things, provide grants of the Company’s $.01 par value per share common stock (“Common Stock”) to persons who have made and are expected to continue to make important contributions to the welfare of the Company and/or its subsidiaries; and Participant is an employee of the Company or of Investors Capital Corporation (“ICC”), a subsidiary of the Company, and the Company wishes to acknowledge Participant’s efforts toward the successful operation of the business and to provide Participant a means to acquire and/or increase his or her proprietary interest in the Company.

     Participant has been granted an award of Common Stock pursuant to the terms of the Plan, and the Company and Participant wish to clarify their respective rights with respect to the award.

     NOW, THEREFORE, in consideration of the premises and of the covenants and agreements herein set forth, the parties hereby mutually covenant and agree as follows:

     1. Grant of Stock. Subject to the terms and conditions of the Plan, a copy of which is attached hereto and made a part hereof, and this Agreement, the Company awards the Participant ______________ shares of Common Stock (the “Stock”) subject to the vesting provisions described in Section 2 of this Agreement.

     2. Vesting. Participant becomes vested in ___________ shares of the Stock immediately, and in an additional ________ shares of the Stock on each of the first five anniversaries of the Grant Date. The foregoing notwithstanding, (i) all of the Stock shall become fully vested if Participant’s status as an employee of ICC is terminated due to disability or death, and (ii) if the Participant’s aforesaid status is terminated for any reason other than disability or death, the Participant shall forfeit all Stock that is not vested at the time of such termination. Upon forfeiture, the forfeited Stock shall be automatically transferred to the Company without further action by the Participant or the Company, and Participant shall surrender any and all certificates evidencing the Stock and take such other actions to confirm any such forfeiture as may be reasonably requested by the Company.

     3. Rights of Participant Prior to Vesting. The Stock awarded shall be registered in the Participant’s name. The Participant shall have all rights and privileges of a shareholder with respect to the awarded Stock, including the right to vote such shares and to receive dividends. The foregoing notwithstanding, any shares of Stock that have not yet vested may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of, and any such prohibited encumbrance or disposal shall be of no force or effect.

     4. Dilution and Other Adjustments. The existence of the Stock granted shall not affect in any way the right or power of the Company or its shareholders to make or authorize any stock dividend or split, recapitalization, merger, consolidation, spin-off, reorganization, combination or exchange of

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

shares, or other similar corporate change, or other increase or decrease in such shares with or without receipt or payment of consideration by the Company; provided, however, the Company will make such adjustments to previous grants to prevent dilution or enlargement of the rights of the Participant as may be provided in the Plan. No such adjustments may materially change the value of benefits available to a Participant under a previously granted award.

     5. Definitions. The definition of any term not defined in this Agreement shall be defined as such term is defined in the Plan.

     6. Interpretation. As a condition of the granting of the Stock, the Participant agrees for him or herself and Participant’s legal representatives, that any dispute or disagreement which may arise under or as a result of or pursuant to this Agreement shall be determined by the Company in its sole discretion, and any interpretation or determination by the Company of the terms of this Agreement shall be binding and conclusive.

     7. Professional Advice. The acceptance of the Stock may have consequences under federal and state tax and securities laws that may vary depending on the individual circumstances of the Participant. Accordingly, the Participant acknowledges that he or she has been advised and given the opportunity to consult his or her personal legal and tax advisors in connection with this Agreement and his or her dealing with respect to the Stock.

     8. Miscellaneous. This agreement constitutes the entire agreement and understanding of the parties hereto concerning the subject matter hereof, supercedes all prior written and oral agreements and understandings respecting the same, and may not be amended except either (i) by a writing signed by both parties hereto or (ii) by the Company as provided in the Plan.

     IN WITNESS WHEREOF, the Company has caused this instrument to be executed by its duly authorized officer, and the Participant has hereunto affixed his or her hand and seal, as of the day and year first above written.

                                                                                                                                                              _________________________________
                                                                                                                                                              Participant

                                                                                                                                                              _________________________________
                                                                                                                                                              Investors Capital Holdings, Ltd.

                                                                                                                                                                                                                   ______________________________________
                                                                                                                                                                                                                   By Its

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Exh. 10.9

INVESTORS CAPITAL HOLDINGS, LTD.
FEBRUARY 2008 STOCK GRANT AGREEMENT

       THIS AGREEMENT is effective as of February 13, 2008 (the “Grant Date”) and is by and between Investors Capital Holdings, Ltd., a Delaware corporation (the “Company”) and ___________________________________________________ (“Participant”).

       The Company adopted the Investors Capital Holdings, Ltd. 1996 Stock Incentive Plan (the “Plan”) to, among other things, provide grants of the Company’s $.01 par value per share common stock (“Common Stock”) to persons who have made and are expected to continue to make important contributions to the welfare of the Company and/or its subsidiaries; and

       Participant is a senior executive officer of the Company, and the Company wishes to acknowledge Participant’s efforts toward the successful operation of the business and to provide Participant a means to acquire and/or increase his proprietary interest in the Company.

       Participant has been granted an award of Common Stock pursuant to the terms of the Plan, and the Company and Participant wish to clarify their respective rights with respect to the award.

       NOW, THEREFORE, in consideration of the premises and of the covenants and agreements herein set forth, the parties hereby mutually covenant and agree as follows:

       1. Grant of Stock. Subject to the terms and conditions of the Plan, a copy of which is attached hereto and made a part hereof, and this Agreement, the Company awards the Participant ___________ shares of Common Stock (the “Stock”) subject to the vesting provisions described in Section 2 of this Agreement.

       2. Vesting. Participant is vested in __________ shares of the Stock as of the Grant Date, in an additional ______ shares of the Stock on the 13th day of each month from March 2008 through January 2009, and in the remaining _____ shares of the Stock on the first anniversary of the Grant Date. The foregoing notwithstanding, (i) all of the Stock shall become fully vested if Participant’s status as an employee of the Company is terminated due to disability or death, and (ii) if the Participant’s aforesaid status is terminated for any reason other than disability or death, the Participant shall forfeit all Stock that is not vested at the time of such termination. Upon forfeiture, the forfeited Stock shall be automatically transferred to the Company without further action by the Participant or the Company, and Participant shall surrender any and all certificates evidencing the Stock and take such other actions to confirm any such forfeiture as may be reasonably requested by the Company.

       3. Rights of Participant Prior to Vesting. The Stock awarded shall be registered in the Participant’s name. The Participant shall have all rights and privileges of a shareholder with respect to the awarded Stock, including the right to vote such shares and to receive dividends. The foregoing notwithstanding, any shares of Stock that have not yet vested may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of, and any such prohibited encumbrance or disposal shall be of no force or effect.

        4. Dilution and Other Adjustments. The existence of the Stock granted shall not affect in any way the right or power of the Company or its shareholders to make or authorize any stock dividend or split, recapitalization, merger, consolidation, spin-off, reorganization, combination or exchange of shares, or other similar corporate change, or other increase or decrease in such shares with or without receipt or payment of consideration by the Company; provided, however, the Company will make such adjustments to previous grants to prevent dilution or enlargement of the rights of the Participant as may be provided in the Plan. No such adjustments may materially change the value of benefits available to a Participant under a previously granted award.

         5. Definitions. The definition of any term not defined in this Agreement shall be defined as such term is defined in the Plan.

         6. Interpretation. As a condition of the granting of the Stock, the Participant agrees for him or herself and Participant’s legal representatives, that any dispute or disagreement which may arise under or as a result of or pursuant to this Agreement shall be determined by the Company in its sole discretion, and any interpretation or determination by the Company of the terms of this Agreement shall be binding and conclusive.

         7. Professional Advice. The acceptance of the Stock may have consequences under federal and state tax and securities laws that may vary depending on the individual circumstances of the Participant. Accordingly, the Participant acknowledges that he or she has been advised to consult his or her personal legal and tax advisor in connection with this Agreement and his or her dealing with respect to the Stock.

         8. Miscellaneous. This agreement constitutes the entire agreement and understanding of the parties hereto concerning the subject matter hereof, supercedes all prior written and oral agreements and understandings respecting the same, and may not be amended except either (ii) by a writing signed by both parties hereto or (ii) by the Company as provided in the Plan.

         9. Gross-Up. The Company will directly pay all income and employment taxes, including without limitation so-called “golden parachute” taxes under Section 280G of the Internal Revenue Code, as may be levied by the federal and state governments on the income recognized by Participant by reason of the grant and vesting of the Stock (as well as any such taxes levied on gross-up payments made pursuant to this paragraph), such tax payments to be made directly to the taxing authorities in installments paid no later than the dates upon which such tax payments are due.

         IN WITNESS WHEREOF, the Company has caused this instrument to be executed by its duly authorized officer, and the Participant has hereunto affixed his or her hand and seal, as of the day and year first above written.

                                                                                                                                                              _________________________________
                                                                                                                                                              Participant

                                                                                                                                                              _________________________________
                                                                                                                                                              Investors Capital Holdings, Ltd.

                                                                                                                                                                                                                   ______________________________________
                                                                                                                                                                                                                   By Its

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Exhibit 21.1
Subsidiaries of Investors Capital Holdings, Ltd.
Subsidiary	Jurisdiction of Incorporation
Investors Capital Corporation	MA
Eastern Point Advisors, Inc.	MA
ICC Insurance Agency, Inc.	MA
Investors Capital Holdings Securities Corporation	MA

All subsidiaries are wholly-owned by Investors Capital Holdings, Ltd.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement of Investors Capital Holdings, Ltd. and Subsidiaries on Form S-8 (No. 333-117808 and No. 333-134885), of our report dated June 30, 2008 pertaining to the consolidated financial statements and schedules of Investors Capital Holdings, Ltd. and Subsidiaries which appears in the Annual Report on Form 10-K of Investors Capital Holdings, Ltd. and Subsidiaries for the year ended March 31, 2008.

/s/ UHY LLP Boston, Massachusetts June 30, 2008

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Exhibit 31.1 CERTIFICATION

I, Theodore E. Charles, certify that:

1.	I have reviewed this annual report on Form 10-K of Investors Capital Holdings, Ltd.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in said report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: June 30, 2008

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

By: /s/ Theodore E. Charles

Theodore E. Charles, Chairman, Chief Executive Officer and Director (principal executive officer)

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Exhibit 31.2 CERTIFICATION

I, Timothy B. Murphy, certify that:

1.	I have reviewed this annual report on Form 10-K of Investors Capital Holdings, Ltd.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in said report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: June30, 2008

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President,

Treasurer, Chief Financial Officer and Director (principal financial officer)

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Exhibit 32.1 CERTIFICATION

I, Theodore E. Charles, certify that this report on Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: June 30, 2008

By: /s/ Theodore E. Charles

Theodore E. Charles, Chairman, Chief Executive Officer and Director (principal executive officer)

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2008

Exhibit 32.2 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: June 30, 2008

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President, Treasurer, Chief Financial Officer and Director (principal financial officer)