Form 10-Q
period 2008-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2008-08-14
CIK 1001871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File Number: 1-16349

INVESTORS CAPITAL HOLDINGS, LTD. (Exact name of registrant as specified in its charter)

DELAWARE		04-3284631
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Title of Each Class	August 14, 2008

Common Stock, par value $.01 per share	6,573,342

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

--------------------------------------------------------------------------------

Table of Contents

PART I

--------------------------------------------------------------------------------
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 4T. CONTROLS AND PROCEDURES

PART II

--------------------------------------------------------------------------------
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS

SIGNATURES

--------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2008	March 31, 2008

Assets
Current Assets
Cash and cash equivalents	$ 5,078,529	$ 4,340,082
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,748,970	4,662,146
Note receivable - (current)	5,266	8,674
Loans receivable from registered representatives (current)	622,062	563,575
Prepaid income taxes	993,271	1,294,876
Marketable securities, at market value	123,020	181,335
Investment (short term)	748,824	1,247,861
Prepaid expenses	632,701	651,948

	13,127,643	13,125,497

Property and equipment, net	1,244,216	1,277,636

Long Term Investments
Loans receivable from registered representatives, less current portion	254,998	251,460
Note receivable, less current portion	747,617	747,617
Equity investments, at cost	40,000	40,000
Investments	173,267	175,824
Non-qualified deferred compensation investment	472,250	333,880
Cash surrender value of life insurance policies	374,067	359,469

	2,062,199	1,908,250
Other Assets
Other assets	87,100	58,430
Deferred tax asset, net	636,388	696,760

	723,488	755,190

TOTAL ASSETS	$ 17,157,546	$ 17,066,573

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 938,433	$ 833,697
Accrued expenses	1,525,314	1,312,186
Notes payable	384,112	853,412
Unearned revenues	110,280	102,562
Commissions payable	3,251,964	2,997,499
Securities sold, not yet purchased, at market value	14,109	141,359

	6,224,212	6,240,715
Long-Term Liabilities
Non-qualified deferred compensation plan	466,609	331,202

	466,609	331,202
Total liabilities	6,690,821	6,571,917

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,540,111 issued and 6,536,226 outstanding at June 30, 2008;
6,535,871 issued and 6,531,986 outstanding at March 31, 2008.	65,401	65,359
Additional paid-in capital	11,136,621	10,886,381
Accumulated deficit	(730,168)	(455,623)
less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	25,006	28,674

Total stockholders' equity	10,466,725	10,494,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 17,157,546	$ 17,066,573

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007

Revenue:
Commissions	$ 19,274,159	$ 19,708,113
Advisory fees	3,014,677	2,188,284
Other fee income	137,647	129,819
Marketing revenue	311,226	494,558
Interest, dividend and investment	149,853	228,021

Total revenue	22,887,562	22,748,795

Commission and advisory fee expenses	18,585,175	18,325,414

Gross profit	4,302,387	4,423,381

Operating expenses:
Advertising	437,223	267,494
Communications	237,418	179,003

Selling expense	674,641	446,497

Compensation and benefits	2,510,847	1,980,591
Regulatory, legal and professional	1,083,699	606,304
Occupancy	302,135	305,111
Other administrative	301,776	251,611
Interest expense	11,857	25,644

Administrative expense	4,210,314	3,169,261

Total operating expenses	4,884,955	3,615,758

Operating (loss) income before taxes	(582,568)	807,623
(Benefit) provision for income taxes	(308,023)	341,057

Net (loss) income	$ (274,545)	$ 466,566

Earnings per common share:
Basic earnings (loss) per common share	$ (0.04)	$ 0.08

Diluted earnings per common share	N/A	$ 0.08

Dividends per common share:
Basic earnings per common share	$ -	$ -

Diluted earnings per common share	$ -	$ -

Share data:
Weighted average shares used in basic earnings per common share
calculations	6,332,746	6,011,332
Incremental shares from assumed exercise of stock options	595,559	156,504

Weighted average shares used in diluted earnings per common share
calculations	6,928,305	6,167,836

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	Common Stock $.01 Par Value
			Additional	Comprehensive	Retained	Treasury	Accumulated Other	Total
	Number of	Carrying	Paid-In	Income	Earnings	Stock	Comprehensive	Stockholders'
	Shares	Amount	Capital		(Deficit)		Income (Loss)	Equity

Balance at April 1, 2007	6,209,421	$ 62,094	$ 9,721,749	$ -	$ 468,506	$ (30,135)	$ 33,324	$ 10,255,538

Exercise of stock options	18,013	180	38,642					38,822
Amortization of deferred compensation			59,946					59,946
Issuance of Common Stock under Plans	30,000	300	(300)					-
Stock option compensation			-					-
Comprehensive income:
Net income				466,566	466,566
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising during				8,646
period no tax effect
No reclassification adjustment required				-

Other Comprehensive Income				8,646			8,646

Comprehensive Loss				475,212				475,212

Balance at June 30, 2007	6,257,434	$ 62,574	$ 9,820,037	$ -	$ 935,072	$ (30,135)	$ 41,970	$ 10,829,518

Balance at April 1, 2008	6,535,871	$ 65,359	$ 10,886,381		$ (455,623)	$ (30,135)	$ 28,674	$ 10,494,656

Stock-based compensation:
Exercise of stock options	2,240	22	7,818					7,840
Amortization of deferred compensation			237,812					237,812
Issuance of Common Stock under Plans	2,000	20	4,610					4,630
Comprehensive income:
Net loss				(274,545)	(274,545)
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising during				(3,668)
the period, no tax effect
No reclassification adjustment required				-

Other Comprehensive Loss				(3,668)			(3,668)

Comprehensive Loss				(278,213)				(278,213)

Balance at June 30, 2008	6,540,111	$ 65,401	$ 11,136,621	-	$ (730,168)	$ (30,135)	$ 25,006	$ 10,466,725

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q
Quarter Ended 6/30/08

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
	2008	2007

Cash flows from operating activities:
Net (loss) income	$ (274,545)	$ 466,566
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	99,505	93,071
Amortization of discount on U.S. Treasury note	(963)	(3,495)
Deferred taxes	60,372	22,776
Stock-based compensation	242,442	59,943
Unrealized (gain) loss in marketable securities	(68,935)	61,628
Non-qualified deferred compensation investment	(2,963)	-
Loss on investments	(1,111)	(409)
Market adjustment cash surrender value life insurance policy	3,623	(3,506)

Change in operating assets and liabilities:
Accounts receivable	(86,824)	161,829
Loans receivable from registered representatives	(62,025)	(36,094)
Prepaid expenses and other assets	(9,423)	151,086
Prepaid income taxes	301,605	77,484
Accounts payable	104,736	(13,865)
Accrued expenses	213,128	(1,123,874)
Commissions payable	254,465	3,784
Unearned revenues	7,718	(12,817)

Net cash provided by (used in) operating activities	780,805	(95,893)

Cash flows from investing activities:
Acquisition of property and equipment	(66,085)	(55,342)
Cash surrender value life insurance policy payments	(18,221)	(18,221)
Note receivable	3,408	28
Proceeds from maturity of U.S. Treasury note	500,000	-

Net cash provided by (used in) investing activities	419,102	(73,535)

Cash flows from financing activities:
Payments on note payable	(469,300)	(484,721)
Exercise of stock options	7,840	38,822

Net cash used in financing activities	(461,460)	(445,899)

Net increase (decrease) in cash and cash equivalents	738,447	(615,327)

Cash and cash equivalents, beginning of period	4,340,082	5,498,259

Cash and cash equivalents, end of period	$ 5,078,529	$ 4,882,932

Supplemental disclosures of cash flow information:
Interest paid	$ 8,928	$ 25,646

Income taxes paid	$ -	$ 235,825

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2008

(UNAUDITED)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

  Investors Capital Corporation ("ICC") is duly registered under the Securities Exchange Act of 1934, the Investment Advisers Act of 1940 and applicable state law to provide broker-dealer and investment advisory services in all fifty states, the District of Columbia and Puerto Rico. ICC maintains a nationwide network of independent financial representatives who are licensed to provide these services through ICC under the regulatory purview of the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Agency (“FINRA”) and state securities regulators. ICC clears its public customer accounts on a fully disclosed basis through a clearing broker. ICC, doing business as Investors Capital Advisors (“ICA”), also provides investment advisory services.
  Eastern Point Advisors, Inc. ("EPA") withdrew its Investment Advisor registration with the SEC on May 5, 2008. EPA ceased operations and voluntarily dissolved during the fiscal quarter ended June 30, 2008. EPA’s net assets and equity were transferred to ICC and ICH, respectively. In the past, EPA was the primary provider of investment advisory/asset management services which are now being rendered by ICA. During the fiscal year ended March 31, 2008, EPA facilitated the availability of advisory services provided by third parties.
  Investors Capital Holdings Securities Corporation ("ICH Securities") is a Massachusetts securities corporation that holds cash, cash equivalents, interest income and dividend income for ICH.
  ICC Insurance Agency, Inc. facilitates the sale of insurance and annuities by our representatives.

INTERIM FINANCIAL REPORTING:

     The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2008 filed with the SEC.

USE OF ESTIMATES AND ASSUMPTIONS:

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS:

Certain amounts in prior periods have been reclassified to remain consistent with the current period financial statement presentation.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

SIGNIFICANT ACCOUNTING POLICIES: Revenue Recognition

     Company revenue recognition policies are summarized below. These policies are maintained in compliance with SEC Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition in Financial Statements."

     Mutual Funds/Variable Annuities. Revenue from the sale of mutual funds and variable annuities is recognized as of the date the check and application is accepted by the investment company.

     Brokerage. The Company earns commissions through stock purchase and sale transactions, mutual fund purchases, government and corporate bonds transactions, fee-based managed accounts and ticket charges. The Company also earns revenue in the form of 12b-1 fees and interest on account balances. The earnings process is substantially complete at trade date in accordance with the rules of FINRA and the SEC.

     The Company also receives credit for clearing charge adjustments that are netted against any clearing charges the Company may incur for the period. These adjustments are recognized as income in the period received unless otherwise noted by the clearing Company.

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

     Administration Fees. Administration fees for services rendered to the Company’s representatives respecting annual FINRA license renewals and Error and Omissions (“E&O”) insurance are recognized as revenue upon registration of the representative with FINRA and listing of the registered representative with the E&O insurance carrier. The funds received from the registered representative are initially recorded as unearned revenue. The amounts, if any, collected in excess of the E & O insurance premium and/or fees due FINRA are recognized as revenue. Fees collected to maintain books and records are deferred and recognized ratably throughout the year.

     Marketing Revenue. Revenue from marketing associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of each event offset by its costs.

Accounts Receivable – Allowance for Doubtful Accounts

The Company’s policy for determining whether a receivable is considered uncollectible is as follows:

     Loans to representatives. Management performs periodic credit evaluations and provides an allowance based on the assessment of specifically identified unsecured receivables and other factors, including the representative's payment history. Once it is determined that it is both probable that a loan has been impaired and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified and written off. See “Note 6 - Loans to Registered Representatives”.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

Income Taxes

     The Company uses the asset and liability method to account for income taxes, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has not recorded a valuation allowance against the deferred tax assets as management believes it is more likely than not that they will be realized.

     Effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

RECENTLY ISSUED ACCOUNTING STANDARDS:

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such the Company has adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. As of June 30, 2008 the Company’s financial assets subject to SFAS 157 consisted of held to maturity investments and investments in non-publicly traded companies.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies to expand their disclosures regarding derivative instruments and hedging activities to include how and why an entity is using a derivative instrument or hedging activity, an explanation of its accounting under SFAS 133, and how this instrument affects the entity’s financial position and performance as well as cash flows. SFAS 161 also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”. This statement is effective for fiscal years beginning on or after November 15, 2008 (April 1, 2009 for the Company) with early adoption permitted. The Company does not expect that SFAS 161 will have a material affect on the consolidated results of operations and financial condition.

     In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources for GAAP and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption of Statement No. 162 will not have a material effect on the Company's consolidated financial statements.

NOTE 2 - SEGMENT INFORMATION

     The Company makes disclosures about products and services, geographic areas, and major customers in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

     The Company accounts for inter-segment services and transfers as if the services or transfers were to third parties, that is, at current market prices. The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business requires distinct marketing strategies and varied technological and operational support.

     The Company's reportable segments include broker/dealer and related services offered through ICC and asset management (investment advisory) services offered through ICA and, previously, EPA. ICC earns commissions as a broker for its customers in the purchase and sale of securities on major exchanges and other public markets. Asset management services generate recurring revenue from fees received on the management of customer accounts.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

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

Segment reporting is as follows:
	June 30, 2008
					Corporate items
	ICC	ICA	ICH	ICH Securities	and eliminations	Totals

Non-interest revenue	$ 19,671,055	$ 3,066,654	$ -	$ -	$ -	$ 22,737,709
Revenue from transaction with
other operating segments:	258,039	40,228	-	-	-	298,267
Interest and dividend income, net	153,802	-	(3,962)	13	-	149,853
Depreciation and amortization	99,364	141	-	-	-	99,505
Income (loss) from operations	(423,050)	609,388	(768,919)	13	-	(582,568)
Period end total assets	12,940,122	569,624	5,181,162	10,149	(1,543,511)	17,157,546

			June 30, 2007
					Corporate items
	ICC	ICA/EPA	ICH	ICH Securities	and eliminations	Totals

Non-interest revenue	$ 20,267,673	$ 2,253,101	$ -	$ -	$ -	$ 22,520,774
Revenue from transaction with
other operating segments:	306,553	34,061	-	-	-	340,614
Interest and dividend income, net	206,039	-	434	21,548	-	228,021
Depreciation and amortization	92,380	691	-	-	-	93,071
Income (loss) from operations	515,663	329,923	(59,511)	21,548	-	807,623
Period end total assets	12,192,562	876,521	2,088,861	1,974,197	(1,257,697)	15,874,444

NOTE 3 - LITIGATION

     The Company typically is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. At June 30, 2008, the Company was a defendant in or subject of various such legal proceedings. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition. The Company maintains E&O insurance to protect itself from potential damages and/or legal costs associated with certain law suits and arbitration proceedings and, as a result, in the majority of cases the Company’s exposure is limited to $75,000 per case, subject to policy limitations and exclusions.

MASSACHUSETTS PROCEEDINGS

     By administrative complaint dated November 16, 2005, the Securities Division (the "Division") of the Secretary of the Commonwealth of Massachusetts (the "State") brought an adjudicatory proceeding (the “Massachusetts Proceedings”) against ICC alleging violation of ICC’s supervisory obligations under State securities laws in connection with certain past sales of equity-indexed annuities. On December 19, 2006, ICH and ICC entered into an agreement with the Division settling the Massachusetts Proceedings and a concurrent investigation into relationships between ICH and its subsidiaries, on the one hand, and Investors Marketing Services, Inc. (“IMS”) and IMS Insurance Agency, Inc. (“IMS Insurance”), which are owned by Mr. Charles, ICH’s Chairman and CEO, and/or his spouse, on the other hand.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

In settling the Massachusetts Proceedings, ICC:

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

ACCRUALS

     The Company had accrued expenses of approximately $0.33 million and $0.67 million as of June 30, 2008 and March 31, 2008, respectively, related to legal fees and estimated probable settlement costs.

NOTE 4 - STOCK BASED COMPENSATION

     The Company follows the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, as revised by SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under the modified prospective transition method selected by the Company, all equity-based awards granted to employees and existing awards modified on or after April 1, 2006 are accounted for at fair value with compensation expense recorded as a component of net (loss) income. The Company periodically issues common stock to employees, directors, officers, representatives and other key individuals in accordance with the provisions of the shareholder approved equity compensation plans.

     Prior to the adoption of SFAS 123(R), the Company had granted options and had reported as a footnote disclosure the pro forma effect if we had reported an expense under the guidelines of SFAS No. 123. There was no stock option expense for the quarters ended June 30, 2008 and 2007. The pro forma expense calculated using the Black-Scholes option pricing model did not exceed the cumulative expense previously disclosed in the Company’s report on Form 10-K for the fiscal year ended March 31, 2005.

Stock Options

A summary of the status of the Company's employee and director fixed stock options as of June 30, 2008 and, 2007 is as follows:

Employee, Director & Officers	2008		2007

Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	150,000	$1.00	$ 153,332	$1.02

Granted	-		-
Forfeited	-		-
Exercised	-		-
Reclassified(non-employee)	-		-

Outstanding at quarter end	150,000	$1.02	153,332	$1.02

Options exercisable at quarter-end	150,000		152,666

Weighted-average fair value of
options granted during the year	-		-

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

The following table summarizes information about employee and Directors' fixed stock options outstanding as of June 30, 2008:

Options Outstanding			Options Exercisable

Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00

Restricted Stock

     Under the 2005 Equity Incentive Plan (the “Plan”) the Company is authorized to grant shares of ICH common stock to employees, directors, officers, representatives and other key individuals. Restricted shares of stock granted under the Plan as of June 30, 2008 have been either fully vested at date of grant or subject, in whole or in part, to vesting over time periods varying from one to five years after the date of grant. Unvested shares are subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Unvested shares have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.

The following activity occurred during the three months ended June 30, 2008 and 2007:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $

Non-vested at April 1, 2008	264,142	$ 2.38	1.76 yrs	$ 628,658
Granted	2,000	$ 5.40		10,800
Vested	(47,475)	$ 4.98		(236,426)
Canceled	(1,150)	$ 4.87		(5,601)

Non-vested at June 30, 2008	217,517	$ 2.57	1.76 yrs	$ 559,019

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $

Non-vested at April 1, 2007	181,729	$ 3.95	3.8 yrs	$ 717,830
Granted	30,000	$ 4.70		141,000
Vested	(14,447)	$ 4.07		(58,799)
Canceled	(2,688)	$ 4.77		(12,822)

Non-vested at June 30, 2007	194,594	$ 4.04	3.49 yrs	$ 786,160

     The Company’s net loss for the three months ended June 30, 2008 includes $0.21 million of compensation costs related to the Company’s grants of restricted stock to executives and employees, and $0.03 million for grants to independent representatives, under the Plan. The Company’s net income for the three months ended June 30, 2007 includes $0.03 million of compensation costs related to the Company’s grants of restricted stock to employees, and $0.03 for grants to independent representatives, under the Plan.

     Non-Qualified Deferred Compensation Plan. Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan. ICH is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC Representatives to elect to defer a portion of fees earned by them, as defined by the NQ Plan. The total amount of deferred compensation was $0.14 million for the three months ended June 30, 2008.

Investors Capital Holdings, Ltd. report on form 10-Q
Quarter Ended 6/30/08

NOTE 5 - NOTE RECEIVABLE

     On October 24, 2005, the Company entered into a definitive agreement (the “Transition Agreement”) with Dividend Growth Advisors, LLC (“DGA”). Pursuant to the Transition Agreement, the Company agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the “Trust”) effective October 18, 2005 and to permit the appointment by the Trust of DGA to succeed the Company as the Trust’s investment advisor. The Company had served since 1999 as Investment Advisor for the funds sponsored by the Trust, and DGA had provided investment advisory services to the Trust since 2004 pursuant to a subcontract with the Company. DGA entered into a new advisory agreement directly with the Trust.

     Under the terms of the Transition Agreement and an associated promissory note, the receivable owed by the Funds to the Company was assigned to DGA and DGA agreed to pay the Company an amount equal to the total of all fees that the Company had waived or remitted to a fund in the Trust through October 18, 2005. In addition, DGA agreed to pay the Company 10 basis points on the assets raised by the Company’s broker dealer, ICC, at the effective time of transition, October 18, 2005 subject to “mark to market” adjustments. These fees are paid to the Company on a quarterly basis. Although these payments are part of the agreement between DGA and the Trust, they are not part of the terms of the note and are deemed totally separate.

     The note provides for a principle amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and full payment on or before October 31, 2010. Prepayments are permitted without penalty and interest accrued for the respective periods June 30, 2008 and March 31, 2008 were $5,266 and $8,674, respectively.

NOTE 6 – LOANS TO REGISTERED REPRESENTATIVES

     ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals. Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. There were no loans charged to commission for the three months ended June 30, 2008 and 2007, respectively.

       Some loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are paid off. Interest charged on these loans to representatives range from 6% to 11.25% annually.

	June 30,	March 31,
	2008	2008

Forgiveable loans	$ 488,870	$ 475,488
Other loans	388,190	339,547

Total loans to registered representatives	$ 877,060	$ 815,035

NOTE 7 - INVESTMENTS

     Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At June 30, 2008 and March 31, 2008, the Company recorded its private equity holdings at cost of $40,000 in accordance with Accounting Principles Board No. 18 "The Equity Method of Accounting for Investments in Common Stock", as the Company does not exercise significant influence over these equity investments.

     The Company had investments in U.S Treasury Notes being held to maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

These investments are presented at an amortized value as follows as of June 30, 2008 and March 31, 2008:

JUNE 30, 2008

Purchase Date	Purchase Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Amortized Cost	Interest Date

9/28/2006	$ 250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	$ 250,000	$ 250,050	Feb 28, Aug 28
11/3/2006	242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	248,774	Apr 15, Oct 15

	$ 493,193	Balance at June 30, 2008	$ 500,000	$ 498,824

MARCH 31, 2008

Purchase Date	Purchase Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Amortized Cost	Interest Date

7/12/2006	$ 248,525	US TREAS NOTES 4.875% 04/30/08 B/E DTD 04/30/06 N/C	$ 250,000	$ 249,918	Apr 30, Oct 31
7/12/2006	249,727	US TREAS NOTES 5.125% 06/30/08 B/E DTD 06/30/06 N/C	250,000	250,007	Jun 30, Dec 30
9/28/2006	250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	250,000	250,159	Feb 28, Aug 28
11/3/2006	242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	247,777	Apr 15, Oct 15

	$ 991,444	Balance at March 31, 2008	$ 1,000,000	$ 997,861

     At June 30, 2008, the Company held an investment in a $250,000 Certificate of Deposit with a stated date of maturity as of December 26, 2008 with a coupon rate of 4.7% . The Company intends to hold this investment to maturity. The Company had held this Certificate of Deposit investment at March 31, 2008.

NOTE 8 – FAIR VALUE MEASUREMENTS

     On April 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for certain financial assets and financial liabilities that are measured at fair value on a recurring basis. In April 2008, the Company also FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. SFAS 157 provides a consistent definition of fair value, with a focus on exit price from the perspective of a market participant.

     The Company holds short-term money market investments, commercial paper, investments in private equity, and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches when market quotes are not readily accessible or available.

     Valuation techniques for fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s best estimate, considering all relevant information. These valuation techniques involve some level of management estimation and judgment. The valuation process to determine fair value also includes making appropriate adjustments to the valuation model outputs to consider risk factors.

     The fair value hierarchy of the Company’s inputs used in the determination of fair value for assets and liabilities during the current period consists of three levels. Level 1 inputs are comprised of unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs incorporate the Company’s own best estimate of what market participants would use in pricing the asset or liability at the measurement date where consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. If inputs used to measure an asset or liability fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

     The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of June 30, 2008:

Investors Capital Holdings, Ltd. report on form 10-Q
Quarter Ended 6/30/08

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements of Reporting Date Using

			Significant
		Quotes Prices in	Other	Significant
	Total Fair Value of	Active Markets for	Observable	Unobservable
	Asset or Liability	Identical Assets	Inputs	Inputs

Investment - US Treasury Note	$ 498,824	$ 498,824	$ -	$ -
Non-qualified deferred compensation investment	472,250	472,250	-	-
Cash surrender value of life insurance policies	374,067	374,067	-	-
Investment - Certificate of deposit	250,000	250,000
Investments - mutual fund	173,267	173,267	-	-
Marketable securities, at market value	123,020	123,020	-	-
Private equity investments, at cost	40,000	-	-	40,000

Total Assets	$ 1,931,428	$ 1,891,428	$ -	$ 40,000

Securities sold, not yet purchased, at market value	$ 14,109	$ 14,109
Non-qualified deferred compensation plan	466,609	466,609

Total Liabilities	$ 480,718	$ 480,718

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis reviews our consolidated financial condition as of June 30, 2008 and March 31, 2008, the consolidated results of operations for the three months ended June 30, 2008 and 2007 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three months ended June 30, 2008, (ii) the “prior period” means the three months ended June 30, 2007, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

Investment Advisory Services

     The Company provides investment advisory services, including asset allocation and portfolio rebalancing, for its representatives’ customers. In the past, investment advisory services were performed by both ICC, doing business as ICA, and EPA. The Company’s investment advisory business has been centered in ICA since 2004. EPA limited its business to providing access to advisory services supplied by third parties until it completed a transfer of all assets to ICA and withdrew its advisory registration on May 5, 2008.

Recruitment and Support of Representatives

     A key component of our business strategy is to recruit well-established, productive representatives who generate substantial revenues from a broad array of investment products and services including those with high margins. Additionally, we assist our existing representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients. The Company focuses on providing substantial added value to our representatives’ practices, enabling them to be more productive in their investment advisory and brokerage businesses.

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

OUR PROCESS

Check and Application

     The majority of transactions are conducted through a check and application process where a client check and an investment company’s product application is delivered to us for processing. Our review includes principal review and submission to the investment company or our clearing firm.

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

Asset Allocation

     Asset allocation services are available through ICA. The allocation services, for the most part, are executed through our online trading platform. Other allocation services are performed with the respective fund companies directly.

OFF-BALANCE SHEET RISK

     We execute securities transactions on behalf of our customers. If either the customer or a counter-party fails to perform, we, by agreement with our clearing broker, may be required to discharge the obligations of the non-performing party. In such circumstances, we may sustain a loss if the market value of the security is different from the contract value of the transaction. We seek to control off-balance sheet risk by monitoring the market value of securities held or given as collateral in compliance with regulatory and internal guidelines. Pursuant to such guidelines, our clearing company requires that we reduce positions when necessary. We also complete credit evaluations where there is thought to be credit risk.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

CRITICAL ACCOUNTING POLICIES

In General

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that of its significant accounting policies (see Footnote 1 to the Company’s condensed consolidated financials statements contained herein), those dealing with revenue recognition, allowance for doubtful accounts receivable, and taxes involve a particularly high degree of judgment and complexity. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts can and do differ from estimates and the differences can have a material effect on the condensed consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

Reserves

     The Company records reserves related to legal proceedings in “accrued expenses” in the condensed consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or representative of the Company; previous results in similar cases; and legal precedents. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the condensed consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions made by management in determining the estimates of reserves may be incorrect and the actual costs upon settlement of a legal proceeding may be greater or less than the reserved amount.

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT

     Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include productivity and practice diversification of representatives, top line commission and advisory services revenues, gross margins, operating expenses, legal costs, and earnings per share.

Investors Capital Holdings, Ltd. report on form 10-Q
Quarter Ended 6/30/08

COMPARISON OF THE FISCAL QUARTERS ENDED JUNE 30, 2008 AND 2007

RESULTS OF OPERATIONS
			Percentage of Revenue		Percent
	Quarter Ended June 30,		Quarter Ended June 30,		Change
	2008	2007	2008	2007	2008 vs 2007

Revenue:
Commissions	$19,274,159	$19,708,113	84%	86%	-2.2%
Advisory fees	3,014,677	2,188,284	13%	10%	37.8%
Other fee income	137,647	129,819	1%	1%	6.0%
Marketing revenue	311,226	494,558	1%	2%	-37.1%
Interest, dividend and investment	149,853	228,021	1%	1%	-34.3%

Total revenue	22,887,562	22,748,795	100%	100%	0.6%

Commission and advisory fee expenses	18,585,175	18,325,414	81.2%	80.6%	1.4%

Gross profit	4,302,387	4,423,381	18.80%	19.44%	-2.7%

Operating expenses:

Advertising	437,223	267,494	2%	1%	63.5%
Communications	237,418	179,003	1%	1%	32.6%

Total Selling expenses	674,641	446,497	3%	2%	51.1%

Compensation and benefits	2,510,847	1,980,591	11%	9%	26.8%
Regulatory, legal and professional	1,083,699	606,304	5%	3%	78.7%
Occupancy	302,135	305,111	1%	1%	-1.0%
Other administrative	301,776	251,611	1%	1%	19.9%
Interest	11,857	25,644	0%	0%	-53.8%

Total administrative expenses	4,210,314	3,169,261	18%	14%	32.8%

Total operating expenses	4,884,955	3,615,758	21%	16%	35.1%

Operating (loss) income	(582,568)	807,623	-3%	4%	-172.1%

Income (loss) before income taxes	(582,568)	807,623	-3%	4%	-172.1%

Provision (benefit) for income taxes	(308,023)	341,057	-1%	1%	-190.3%

Net (loss) income	$ (274,545)	$ 466,566	-1%	2%	-158.8%

Productivity and Practice Diversification

     The Company, through its recruitment and training policies and programs, encourages diversification of the array of investments products and services offered by our independent representatives. First and foremost, this enables our representatives to more fully serve the investment needs of their clients, particularly in volatile capital markets. Recruitment of representatives who are duly qualified to offer sophisticated investment products to their clients has also resulted in growth of transaction and fee-based business that, in addition to generating relatively high margins, are expected to help the Company weather a down market due to recurring revenues generated by these types of services.

Average Production per Representative

     Management believes that improving the overall quality of our independent representatives is a key to achieving growth in revenues and net income. Our experience has been that upgrading the business practices of our representatives not only generates more revenue, but assists in limiting the cost of overhead functions and representative noncompliance. We strive to continually improve the overall quality of our force of representatives by:

  assisting representatives to improve their skills and practices, recruiting established, high-quality representatives, and
  terminating low quality representatives.

     A key metric that we use to assess the quality of our representatives is average revenue produced per representative. Average revenue per representative remained strong at approximately $32,600 as of June 30, 2008 and 2007, reflecting productive representatives withstanding a contentious market.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

	Quarter Ended June 30,
	2008	2007	Percentage Change

Revenue:
Commission	$ 19,274,159	$ 19,708,113	-2.2%
Advisory	3,014,677	2,188,284	37.8%
Other fee income	137,647	129,819	6.0%

	$ 22,426,483	$ 22,026,216	1.8%

Number of Producing Representatives	687	675	1.8%
Average Revenue per Repesentative	$32,644	$32,631	0.0%

REVENUES

     Revenues were consistent with the prior period at $22.88 million, an increase of 0.6%, from $22.75 million, led by a $0.83 million, or 37.8%, increase in advisory services, offset by a $0.43 million, or 2.2%, decrease in commissions revenue. Management looks to a diversified revenue stream to provide a degree of protection from market risk and continues to emphasize retention and recruitment of representatives who seek to leverage our sophisticated technology platforms that allow us to more efficiently conduct business while increasing total volume over time. As discussed below, there has been a recent trend of higher growth in our fee-based advisory services, compared to typically lower-margin commission-based services.

Commissions

     Commissions from variable annuities, which continues to comprise the largest component of commission revenue, decreased by 2.1% compared to the prior period. However, brokerage revenues, which posted a 10.0% increase, are fast approaching parity with revenues from variable annuities. Commission revenues from direct sales of mutual funds (denoted “Mutual Funds” below) decreased by 22.2%, in part due to a transition of mutual fund sales through our automated trading platform, rather than direct check and application processing, coupled with a reduction in overall production. Commission revenues from direct participation programs decreased by 6.9%, reflecting a continuing drop in investments in the real estate sector created by the sub-prime lending tumult.

     The current downturn in investments in the direct check and application business from variable annuities, mutual funds, and direct participation programs stems mostly from the decrease in new investment dollars in the current period when compared to the prior period as a result of the declines in capital markets. Our direct check and application business depends largely on new investment dollars, unlike our brokerage business, which also produces recurring revenue principally in the form of interest on money market balances, fees on fund asset balances and margin interest.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

The following table details revenue by product type included in commissions:

					Percentage
				Percent of	change 2008 vs.
Product Type	2008	2007	2008 vs. 2007	total change	2007

Variable Annuities	$ 7,686,628	$ 7,849,676	$ (163,048)	-37.6%	-2.1%
Brokerage (1)	6,398,786	5,819,403	579,383	133.5%	10.0%
Mutual Funds	2,207,406	2,835,564	(628,158)	-144.7%	-22.2%
Direct Participation Programs	2,917,167	3,134,390	(217,223)	-50.1%	-6.9%
Other	64,172	69,080	(4,908)	-1.1%	-7.1%

Total Commissions Revenue	$ 19,274,159	$ 19,708,113	$ (433,954)	100.0%	-2.2%

1. Revenue designated as brokerage includes revenue from mutual funds sold through our trading platform. Reveneue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

Advisory Fees

     Responding to industry trends and increasing client demand, the Company has endeavored to assist our representatives in transitioning more of their business to advisory services. We do not dictate the general nature or extent of advisory services our representatives provide for their clients. However, we continue to make concerted efforts to attract our representatives to our expanded line of proprietary advisory services programs through education, seminars, tradeshows and direct telemarketing.

     Fees from our advisor-directed managed asset program, A-MAP, where investment advisory services are provided directly by our independent representatives, continue to be the leading source of advisory services revenue. Revenues from this program grew by $0.36 million or 24.6% to $1.83 million as compared to $1.47 million for the prior period. Supported by our Net Exchange Pro and Pershing direct on-line mainframe brokerage platforms, A-MAP is popular with our representatives because of the opportunities it provides to deliver superior asset management services and overall investment performance at a lower cost. Resulting transactional cost savings have been passed on to our representatives’ clients in the form of lower fees.

     Overall advisory revenues continued to increase, despite a difficult market, primarily due to recurring non-grid revenue stemming from growth in assets under management. Management is focused on continuing to grow revenues in this sector to help mitigate the effects of the currently unpredictable market.

Other Fee Income

     Other fee income, primarily comprised of licensing and financial planning fees, increased by 6.0% when compared to the prior period’s results. This increase stems mostly from planning fees as more of our representatives are providing consulting services to better assist clients in managing their portfolios.

Marketing Revenue

     Marketing revenues declined by $0.18 million, or 37.1%, due primarily to a decrease in marketing support revenue for our conventions and, in part, from the timing of these events. In addition, we experienced a $0.05 million reduction in marketing revenue resulting from a decrease in product sales in those companies supporting our marketing programs.

Other Income

     Other income, primarily interest, declined 34.3% to $0.15 million, as compared to $0.23 million, which is directly attributable to a reduction in interest income caused by a decline in related cash balances.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

GROSS MARGINS
		Amount	% of Sales (Retention Rate)		% of Total Gross Margin
		Quarter Ended June 30	Quarter Ended June 30		Quarter Ended June 30		Percent Change

							2008
	2008	2007	2008	2007	2008	2007	vs. 2007

Commissions:
Check and Application	$ 1,665,455	$ 1,796,551	13.0%	13.0%	38.7%	40.6%	-7.3%
Brokerage	1,407,255	1,362,724	22.0%	23.4%	32.7%	30.8%	3.3%
Fixed Insurance	28,522	40,643	100.0%	100.0%	0.7%	0.9%	-29.8%
Underwriting	7,036	2,844	19.7%	10.0%	0.2%	0.1%	147.4%

Total	3,108,268	3,202,762			72.3%	72.4%	-3.0%

Advisory Services:
A-MAP	414,778	337,552	22.7%	23.0%	9.6%	7.6%	22.9%
Other	332,582	127,825	n/a1	n/a1	7.7%	2.9%	160.2%

Total	747,360	465,377	24.4%	20.7%	17.3%	10.5%	60.6%

Licensing	66,090	64,108	n/a1	n/a1	1.6%	1.5%	3.1%
Marketing	311,226	494,558	n/a1	n/a1	7.2%	11.2%	-37.1%
Other Income	69,443	196,576	n/a1	n/a1	1.6%	4.4%	-64.7%

Total Gross Margin	$ 4,302,387	$ 4,423,381	18.8%	19.4%	100.0%	100.0%	-2.7%

1. Due to account composition of the notated products, profit margin retention is not a relevant indicator of performance and is not tracked.

     Gross margin decreased by $0.12 million or 2.7% to $4.30 million for the current period primarily due to a $0.13 million or 7.3% decrease in gross margin from our check and application business and a $0.18 million decrease from our marketing program reflecting the timing of events. Offsetting this decrease was a $0.28 million or 60.6% increase from advisory services driven by our A-MAP program. Finally, we experienced a decrease of $0.13 million in other income from a decrease in interest income and fees for technology in portfolio consolidation. All other changes comprised a decrease of $0.04 million.

Commissions

     Gross margins from our direct (i.e., check and application) distribution programs decreased to $1.67 million. This stems primarily from a decrease in participation in real estate investment trusts (REITS) due to the decline in the real estate markets. The percentage contribution of check and application to total gross margins slipped from 40.6% to 38.7% principally due to an increase in gross margins generated by the Company’s brokerage and fee base products and services. Fee-based margins went from 10.5% of total margin to 17.4%, and brokerage margins increased from 30.8% to 32.7% of the total gross margin, when comparing the current period to the prior period.

     The percentage growth posted in brokerage services profit margin reflected an increase in gross margins from brokerage activities that required a commission payout. In addition, there was an increase in non-commissionable revenue that also contributed to the increase in profit margin. Brokerage services continues to be a leading contributor to our growth in gross margin, reflecting a continuing shift from check and application business into the more profitable advisory and brokerage services segments.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

Advisory Services

     The increase in profit margin derived from our advisory services sector in large part can be attributed to an increase in our A-MAP margins. Gross margin from our A-MAP rep-directed managed assets program increased by 22.9%, reflecting growth in assets under management that, in management’s opinion, is due primarily to lower fees, improved services and increased awareness of this program.

     Continuing a recent trend, profit margin from non-AMAP advisory programs rose substantially, on a percentage basis, increasing by 160.2% to $0.33 million. This category includes both third-party and ICA-directed investment advisory programs. The increasing trend stems mostly from the shift from third party advisory services into our own ICA-directed investment advisory services.

Commission and Advisory Fees Expenses

     Profit margins are inversely aligned with payout of commission and advisory fees to our representatives as a percentage of revenue being generated by them. We recruit quality independent representatives who generate recurring revenues that do not flow through the commission and advisory expense payout grid, primarily as brokerage commissions and advisory fees. Management continuously monitors the amount of revenue an independent representative brings in compared to its payout on that revenue.

       Commission and advisory fees expenses during the current three-month period were $18.59 million versus $18.33 million in the prior period. As a percentage of revenue generated by representatives (i.e., commissions, advisory fees and other fees), commission and advisory expenses decreased slightly from 83.2% in the prior period to 82.9% in the current period. These expenses include commissions to representatives, clearing costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

OPERATING EXPENSES

       Operating expenses, which rose 35.1% to $4.88 million, are discussed in detail below.

Compensation and Benefits

     The largest component of operating expense, compensation and benefits, increased by $0.53 million or 26.8% . $0.27 million of this increase was due to a 19.0% rise in compensation resulting primarily from vesting of prior awards of stock bonuses, salary pay increases for non-executive employees, and new hires in operations, compliance and finance departments. In addition, we experienced a $0.18 million, or 300%, increase in stock compensation due to vesting of prior restricted stock awards to executives, managers, other employees and independent representatives. Compensation expense resulting from vesting of prior stock grants to executives included $0.58 million in gross ups for income taxes on such compensation for the quarter ended June 30, 2008.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses increased by $0.48 million or 78.7% . The largest component of this increase was a $0.33 million or 74.0% increase in legal fees and estimated settlement costs relating to various matters.

     The Company will continue to incur legal fees and settlement costs as it operates in an increasingly litigious industry embedded with regulation. Consequently, the Company also will continue to invest significant resources to reduce the likelihood of future litigation exposure by promoting accuracy, ensuring sound operational techniques and applying appropriate compliance measures.

Advertising

     Advertising, including related marketing and recruiting expenses, increased by $0.17 million, or 63.5% . Beginning in our prior fiscal year, the Company began aggressively branding, placing advertisements in financial services trade publications to communicate to potential representative recruits the key role that our customer service, technology infrastructure and back office support can play to maintain and grow their businesses.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

Communications

     Communications expenses increased by $0.06 million or 32.6% . Communication efforts and related expenses, which also include investor/public relations, national conference and website consulting costs, have historically been positively correlated with the overall growth of our business. Our website has become an effective medium for communicating to qualified representative recruitment prospects.

Occupancy

       Occupancy expenses, which includes depreciation, was approximately the same in the current period compared to the prior period.

Other Administrative

     Other administrative expenses, which include various insurance, postage, office and computer-related expenses, increased by $0.05 million or 19.0% primarily due to computer maintenance and software upgrade costs, as well as employee training programs.

OPERATING LOSS FROM CONTINUING OPERATIONS

      The decrease in operating income resulted from increases in operating expenses, primarily compensation, legal and advertising, that outweighed increases in revenues and gross profit margins. Management believes that the consumer malaise in the U.S. financial markets, which initially was triggered by the sub-prime mortgage crisis, will remain well into calendar 2009, impacting our revenues. Management is taking action to mitigate the negative impact of current market factors with cost control measures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that achieving its return on equity goals requires the efficient use of capital. Historically, we have financed our operations primarily with internally generated cash flow from our core broker-dealer and investment advisory services. Market fluctuations, general uncertainty and negative sentiment in financial markets can have a negative impact on this cash flow. The Company works to minimize this impact by aggressively recruiting and retaining sophisticated representatives who can offer diversified products that continue to meet the needs of their clients despite changing market conditions.

     The Company takes a proactive approach to minimizing the occurrence and impact of events that may lead to unpredictable cash outflows, including major legal proceedings, trade errors, and fines and other sanctions imposed by regulatory agencies such as FINRA, the SEC and state securities regulators. Accordingly, the Company has been allocating increasing resources to stay current with the many rules and regulations applicable to our business and to provide up-to-date education and training to our staff and independent representatives. A key to this approach is ensuring that adequate controls over our operations and those of our representatives are implemented and periodically updated. As part of this effort, substantial resources have been committed to enhancing the capabilities of our compliance team, whose tasks include assuring that our representatives give proper weight to the circumstances and interests of their clients when recommending investment options.

     As of June 30, 3008, cash and cash equivalents totaled $5.08 million compared to $4.34 million as of March 31, 2008. Working capital as of June 30, 3008 was $6.90 million compared to $6.89 million as of March 31, 3008. The ratio of current assets to current liabilities was 2.11 to 1 as of June 30, 3008 compared to 2.10 to 1 as of March 31, 3008.

     Operations provided cash flow of $0.78 million for the three months ended June 30, 3008 compared to cash used of $0.10 million for the three months ended June 30, 3007. Cash flow from operations, in comparing the current period to the prior period, generated an increase to cash flow of $0.88 million as a result of several factors.

     We experienced a $0.74 million decrease in cash flows because of the change in net income as the Company reported a $0.27 million loss in the current period versus a $0.47 million profit in the prior period. Offsetting this decrease was a $1.33 million increase in cash flow from the change in accrued expenses, primarily related to our preferred marketing program and litigation in the current period versus an increase in accrued expenses in the prior period pertaining to the Massachusetts Proceedings referenced in Note 3 to our condensed consolidated financial statements. Finally, we had a change in prepaid income taxes, primarily as a result of an income tax refund of $0.67 in the current period versus $0.24 million in income taxes paid in the prior period.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

     Cash inflows from investing activities for the current period totaled $0.42 million, as two treasury notes matured during the current period in the amount of $0.50 million. There were no treasury notes maturing in the prior period. In addition, we invested $0.07 million in property, equipment, and computer software in the current period where in the prior period we used $0.06 million in cash for similar purchases.

     Finally, cash flow for financing activities in the current period paralleled the prior period as we disbursed $0.47 million in loan payments to finance insurance premiums for the quarter ended June 30, 2008 versus $ $0.48 million for the quarter ended June 30, 2007.

     Cash disbursements can have a material impact on our brokerage firm’s net capital. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that ICC, our broker-dealer subsidiary, maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by ICC, and net capital includes ICC cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, ICC’s net capital ratio would exceed 10 to 1 or if ICC would have less than 120% of its minimum required net capital. As of June 30, 3008 ICC had net capital of $1.38 million (i.e., an excess of $0.86 million) and a 5.62 to 1 net capital ratio as compared to net capital of $1.29 million (i.e., an excess of $0.80 million) and a 5.70 to 1 net capital ratio as of March 31, 2008.

COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB No. 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2009 and 2012. Options to renew for additional terms are included under the lease agreements. Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes.

       The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2008:

Year ending March 31, 2009	$ 597,025
Year ending March 31, 2010	415,560
Year ending March 31, 2011	375,186
Year ending March 31, 2012	350,533
Year ending March 31, 2013	24,000
2014 and thereafter	72,000

Total minimum lease payments	$ 1,834,304

       Total lease expense approximated $0.17 million for each of the quarters ended June 30, 2008 and 2007, respectively.

ITEM 4T. CONTROLS AND PROCEDURES

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

     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

Changes in Internal Controls

     There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEMS 2 – 5.

None.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

ITEM 6. EXHIBITS

Exhibit
Number	Description	Location

3.1	Articles of Organization, as amended		(2)(Exh. 3.1)
3.2	By-Laws		(2)(Exh. 3.2)
4.1	Form of Stock Certificate		(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)		(2)(Exh. 10.1)
10.2	Employment Agreement with Timothy B. Murphy (3)		(2)(Exh. 10.2)
10.3	Employment Agreement with Steven C. Preskenis (3)		(4)(Exh. 10.3)
10.4	The 1994 Stock Option Plan (3)		(5)(Exh. 10.3)
10.5	The 1996 Stock Incentive Plan (3)		(2)(Exh. 10.3)
10.6	The 2001 Equity Incentive Plan (3)		(6)(Exh. 4.4)
10.7	The 2005 Equity Incentive Plan (3)		(7)(Exh. 4.5)
10.8	Form of June 2006 Stock Grant Agreement (3)		(4)(Exh. 10.8)
10.9	Form of February 2008 Stock Grant Agreement (3)		(4)(Exh. 10.9)
31.1	Certification of Theodore E. Charles pursuant to Rule 13a-14(a)		(1)
31.2	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)		(1)
32.1	Certification of Theodore E. Charles pursuant to 18 U.S.C. Section 1350		(1)
32.2	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350		(1)

(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333- 05327) filed August 14, 2000.

(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2008.

(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.

(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333- 117807) filed July 30, 2004.

(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333- 134885) filed June 9, 2006.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

     Any exhibit not included with this Form 10-Q when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Timothy B. Murphy Chief Financial Officer Date: August 14, 2008

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

Exhibit 31.1 CERTIFICATION

I, Theodore E. Charles, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Investors Capital Holdings, Ltd.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the smaller reporting company as of, and for, the periods presented in said report;

4.	The smaller reporting company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the smaller reporting company and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the smaller reporting company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

	c)	Evaluated the effectiveness of the smaller reporting company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d)	Disclosed in this report any change in the smaller reporting company's internal control over financial reporting that occurred during the smaller reporting company's most recent fiscal quarter (the smaller reporting company's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the smaller reporting company's internal control over financial reporting; and

5.	The smaller reporting company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the smaller reporting company's auditors and the audit committee of the smaller reporting company's board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the smaller reporting company's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the smaller reporting company's internal control over financial reporting.

Date: August 14, 2008 By: /s/ Theodore E. Charles Theodore E. Charles, Chairman, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

Exhibit 31.2 CERTIFICATION

I, Timothy B. Murphy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Investors Capital Holdings, Ltd.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the smaller reporting company as of, and for, the periods presented in said report;

4.	The smaller reporting company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the smaller reporting company and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating the smaller reporting company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

	c)	Evaluated the effectiveness of the smaller reporting company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d)	Disclosed in this report any change in the smaller reporting company's internal control over financial reporting that occurred during the smaller reporting company's most recent fiscal quarter (the smaller reporting company's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the smaller reporting company's internal control over financial reporting; and

5.	The smaller reporting company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the smaller reporting company's auditors and the audit committee of the smaller reporting company's board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the smaller reporting company's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the smaller reporting company's internal control over financial reporting.

Date: August 14, 2008 By: /s/ Timothy B. Murphy Timothy B. Murphy, President, Treasurer, Chief Financial Officer and Director (Principal financial officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

Exhibit 32.1 CERTIFICATION

I, Theodore E. Charles, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: August 14, 2008

By: /s/ Theodore E. Charles

Theodore E. Charles, Chairman, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/08

Exhibit 32.2 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: August 14, 2008

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President, Treasurer, Chief Financial Officer and Director (Principal financial officer)