Form 10-Q
period 2008-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2008-11-14
CIK 1001871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares outstanding of our only class of common stock as of November 11, 2008: 6,552,227

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

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
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS

SIGNATURES

--------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2008	March 31, 2008

Assets
Current Assets
Cash and cash equivalents	$ 5,204,099	$ 4,340,082
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,993,708	4,662,146
Note receivable - (current)	8,730	8,674
Loans receivable from registered representatives, net of allowance	687,483	563,575
Prepaid income taxes	572,452	1,294,876
Marketable securities, at market value	337,794	181,335
Investment (short term)	499,816	1,247,861
Prepaid expenses	594,727	651,948

	13,073,809	13,125,497

Property and equipment, net	1,185,941	1,277,636

Long Term Investments
Loans receivable from registered representatives (long-term)	152,667	251,460
Note receivable	747,617	747,617
Equity investments, at cost	40,000	40,000
Investments	160,376	175,824
Non-qualified deferred compensation investment	554,481	333,880
Cash surrender value life insurance policies	383,435	359,469

	2,038,576	1,908,250
Other Assets
Other assets	47,696	58,430
Deferred tax asset, net	805,357	696,760

	853,053	755,190

TOTAL ASSETS	$ 17,151,379	$ 17,066,573

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 1,322,631	$ 833,697
Accrued expenses	1,317,888	1,312,186
Note payable	33,974	853,412
Unearned revenues	185,161	102,562
Commissions payable	3,286,015	2,997,499
Securities sold, not yet purchased, at market value	152,552	141,359

	6,298,221	6,240,715
Long-Term Liabilities
Non-qualified deferred compensation	544,686	331,202

	544,686	331,202

Total liabilities	6,842,907	6,571,917

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,572,631 issued and 6,568,746 outstanding at September 30, 2008;
6,535,871 issued and 6,531,986 outstanding at March 31, 2008.	65,726	65,359
Additional paid-in capital	11,483,569	10,886,381
Accumulated deficit	(1,222,093)	(455,623)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	11,405	28,674

Total stockholders' equity	10,308,472	10,494,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 17,151,379	$ 17,066,573

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)
	2008	2007

Revenue:
Commissions	$ 19,464,072	$ 19,967,862
Advisory fees	3,032,044	2,518,253
Other fee income	140,397	143,141
Marketing revenue	295,239	234,806
Interest, dividend and investment	121,593	221,143

Total revenue	23,053,345	23,085,205

Commission and advisory fee expenses	18,639,678	18,827,534

Gross profit	4,413,667	4,257,671

Operating expenses:
Advertising	327,682	428,201
Communications	397,631	336,024

Selling expense	725,313	764,225

Compensation and benefits	2,428,305	2,076,612
Regulatory, legal and professional	756,282	320,589
Occupancy	269,064	290,276
Other administrative	465,038	323,071
Interest expense	9,741	8,572

Administrative expense	3,928,430	3,019,120

Total operating expense	4,653,743	3,783,344

Operating income (loss) before taxes	(240,076)	474,326
Provision for income taxes	251,850	215,277

Net income (loss)	$ (491,926)	$ 259,049

Earnings per common share:
Basic earnings (loss) per common share	$ (0.08)	$ 0.04

Diluted earnings per common share	N/A	$ 0.04

Dividends per common share:
Basic earnings per common share	$ -	$ -

Diluted earnings per common share	$ -	$ -

Share data:
Weighted average shares used in basic earnings per common share
calculations	6,374,066	6,064,200
Incremental shares from assumed exercise of stock options and restricted
shares	539,074	394,110

Weighted average shares used in diluted earnings per common share
calculations	6,913,140	6,458,310

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)
	2008	2007

Revenue:
Commissions	$ 38,738,231	$ 39,675,975
Advisory fees	6,046,721	4,706,537
Other fee income	278,044	272,960
Marketing revenue	606,465	729,365
Interest, dividend and investment	271,445	449,164

Total revenue	45,940,906	45,834,001

Commission and advisory fee expenses	37,224,852	37,152,948

Gross profit	8,716,054	8,681,053

Operating expenses:
Advertising	764,905	695,694
Communications	635,049	515,027

Selling expense	1,399,954	1,210,721

Compensation and benefits	4,939,151	4,057,203
Regulatory, legal and professional	1,839,981	926,893
Occupancy	571,199	595,387
Other administrative	766,814	574,683
Interest expense	21,598	34,216

Administrative expense	8,138,743	6,188,382

Total operating expenses	9,538,697	7,399,103

Operating (loss) income before taxes	(822,643)	1,281,950
(Benefit) provision for income taxes	(56,173)	556,334

Net (loss) income	$ (766,470)	$ 725,616

Earnings per common share:
Basic earnings (loss) per common share	$ (0.12)	$ 0.12

Diluted earnings per common share	N/A	$ 0.11

Dividends per common share:
Basic earnings per common share	$ -	$ -

Diluted earnings per common share	$ -	$ -

Share data:
Weighted average shares used in basic earnings per common share
calculations	6,386,828	6,059,619
Incremental shares from assumed exercise of stock options and restricted
shares	560,237	400,675

Weighted average shares used in diluted earnings per common share
calculations	6,947,065	6,460,294

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	Common Stock						Accumulated
	$.01 Par Value		Additional	Comprehensive	Retained	Treasury	Other	Total
	Number of	Carrying	Paid-In	Income	Earnings	Stock	Comprehensive	Stockholders'
	Shares	Amount	Capital		(Deficit)		Income (Loss)	Equity

Balance at April 1, 2007	6,209,421	$ 62,094	$ 9,721,749	$ -	$ 468,506	$ (30,135)	$ 33,324	$ 10,255,538

Exercise of stock options	21,145	211	44,876					45,087
Amortization of deferred compensation			125,636					125,636
Issuance of common stock under plans	57,200	573	43,855					44,428
Comprehensive income:
Net income				725,616	725,616
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gains arising during
period net of tax effect				10,167

Other comprehensive income				10,167			10,167

Comprehensive income				735,783				735,783

Balance at September 30, 2007	6,287,766	$ 62,878	$ 9,936,116	$ -	$ 1,194,122	$ (30,135)	$ 43,491	$ 11,206,472

Balance at April 1, 2008	6,535,871	$ 65,359	$ 10,886,381		$ (455,623)	$ (30,135)	$ 28,674	$ 10,494,656

Stock-based compensation:
Exercise of stock options	34,760	347	121,399					121,746
Amortization of deferred compensation			471,179					471,179
Issuance of common stock under plans	2,000	20	4,610					4,630
Comprehensive loss:
Net loss				(766,470)	(766,470)
Other comprehensive loss:
Unrealized gain on securities:
Unrealized holding gains arising during
the period, net of tax effect				(17,269)

Other comprehensive loss				(17,269)			(17,269)

Comprehensive loss				(783,739)				(783,739)

Balance at September 30, 2008	6,572,631	$ 65,726	$ 11,483,569	-	$ (1,222,093)	$ (30,135)	$ 11,405	$ 10,308,472

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08
INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net (loss) income	$ (766,470)	$ 725,616
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	194,928	187,167
Amortization of discount on U.S. Treasury note	(1,955)	(2,866)
Forgiveness of loan charged to commission expense	32,450	-
Allowance for doubtful accounts on loans receivable	95,542	-
Deferred taxes	(108,597)	24,046
Stock-based compensation	475,809	170,064
Unrealized (gain) loss in marketable securities	(145,266)	77,546
Non-qualified deferred compensation investment	(7,117)	-
Gain on investments	(1,821)	(5,288)
Market adjustment cash surrender value life insurance policy	12,479	(1,299)

Change in operating assets and liabilities:
Accounts receivable	(331,562)	47,482
Loans receivable from registered representatives	(153,107)	(143,607)
Prepaid expenses and other assets	67,955	113,981
Prepaid income taxes	722,424	(252,959)
Accounts payable	488,934	(4,124)
Accrued expenses	5,702	(914,355)
Unearned revenues	82,599	14,987
Commissions payable	288,516	296,101

Net cash provided by operating activities	951,443	332,492

Cash flows from investing activities:
Acquisition of property and equipment	(103,233)	(118,400)
Cash surrender value life insurance policies	(36,445)	(36,443)
Note receivable	(56)	(57)
Proceeds from maturity of U.S. Treasury notes	750,000	250,000

Net cash provided by investing activities	610,266	95,100

Cash flows from financing activities:
Payments on note payable	(819,438)	(825,016)
Exercise of stock options	121,746	45,087

Net cash used in financing activities	(697,692)	(779,929)

Net increase (decrease) in cash and cash equivalents	864,017	(352,337)

Cash and cash equivalents, beginning of period	4,340,082	5,498,259

Cash and cash equivalents, end of period	$ 5,204,099	$ 5,145,922

Supplemental disclosures of cash flow information:
Interest paid	$ 9,034	$ 34,216

Income taxes paid	$ -	$ 780,025

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Incorporated in July 1995 under Massachusetts law and redomiciled under Delaware law in November 2007, Investors Capital Holdings, Ltd. ("ICH") is a holding company whose wholly-owned subsidiaries assist a nationwide network of independent registered representatives ("representatives") in providing a diversified line of financial services to the public including securities brokerage, investment advice, asset management, financial planning and insurance. Our subsidiaries include the following:

  Investors Capital Corporation ("ICC") is duly registered under the Securities Exchange Act of 1934, the Investment Advisers Act of 1940 and applicable state law to provide broker-dealer and investment advisory services nationwide. ICC’s national network of independent financial representatives is licensed to provide these services through ICC under the regulatory purview of the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Agency (“FINRA”) and state securities regulators. ICC clears its public customer accounts on a fully disclosed basis through a clearing broker. ICC, doing business as Investors Capital Advisors (“ICA”), also provides investment advisory services.
  In the past, Eastern Point Advisors, Inc. ("EPA") had been the Company’s primary provider of investment advisory services. Eastern Point Advisors, Inc. ("EPA") withdrew its Investment Advisor registration with the SEC on May 5, 2008. EPA ceased operations and voluntarily dissolved during the fiscal quarter ended September 30, 2008. EPA’s net assets and equity were transferred to ICC and ICH, respectively.
  Investors Capital Holdings Securities Corporation ("ICH Securities") is a Massachusetts securities corporation that holds cash, cash equivalents, interest income and dividend income for ICH.
  ICC Insurance Agency, Inc. facilitates the sale of insurance and annuities by our representatives.

INTERIM FINANCIAL REPORTING:

     The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2008 filed with the SEC.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08 SIGNIFICANT ACCOUNTING POLICIES: Revenue Recognition

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

     Unrealized gains and losses are recorded at the time that the Company reconciles its trading positions monthly with the market value. The unrealized gains or losses are adjusted to market until the position is settled or the trade is cancelled.

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

Accounts Receivable – Allowance for Doubtful Accounts

     The Company’s policy for determining whether a receivable is considered uncollectible is as follows:

     Loans to representatives. Management performs periodic evaluations and provides an allowance based on the assessment of specifically identified unsecured receivables and other factors, including the representative's payment history and production levels. Once it is determined that it is both probable that a loan has been impaired, typically due to the termination of the relationship, and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified. See “Note 6 - Loans to Registered Representatives”.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08 Income Taxes

     The Company uses the asset and liability method to account for income taxes, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or loss in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has not recorded a valuation allowance against the deferred tax assets as management believes it is more likely than not that they will be realized.

     Effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. Management conducted an analysis as to the financial impact of FIN 48 and concluded that FIN 48 does not have a material impact on its consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128," and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. This FSP is effective for fiscal years beginning after December 15, 2008 (April 1, 2009 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements. Management conducted an analysis as to the financial impact of FIN 48 and concluded that FIN 48 will not have a material impact on its consolidated financial statements.

     In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for GAAP and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption of Statement No. 162 will not have a material effect on the Company's consolidated financial statements.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

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

Segment reporting is as follows:

	Period Ended
	September 30,
	2008	2007

Inter-company eliminations	$ (427,742)	$ (842,381)
Deferred income taxes	-	(512,697)
Income taxes	-	(3,200)

Total corporate items and eliminations	$ (427,742)	$ (1,358,278)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08
	Quarter Ended September 30,
	2008	2007

Non-interest revenues:
ICC brokerage services	$ 19,843,698	$ 20,268,719
EPA, ICA asset management services	3,088,054	2,598,044

Total	$ 22,931,752	$ 22,866,763

Revenues (expenses) from transaction with other operating segments:
ICC brokerage services	$ (15,843)	$ 401,339
EPA, ICA asset management services	(2,465)	50,727

Total	$ (18,308)	$ 452,066

Interest and dividend income,net:
ICC brokerage services	$ 153,499	$ 180,159
EPA, ICA asset management services	11,506	15,091
ICH	(43,426)	1,407
ICH Securities	14	21,785

Total	$ 121,593	$ 218,442

Depreciation and amortization expenses:
ICC brokerage services	$ 95,006	$ 93,406
EPA, ICA asset management services	417	690

Total	$ 95,423	$ 94,096

Operating (loss) income :
ICC brokerage services	$ 67,838	$ 12,116
EPA, ICA asset management services	709,674	438,578
ICH	(1,017,601)	1,847
ICH Securities	13	21,785

Total	$ (240,076)	$ 474,326

Period end total assets:
ICC brokerage services	$ 13,007,815	$ 11,976,116
EPA, ICA asset management services	1,169,245	1,389,455
ICH	3,391,899	2,405,523
ICH Securities	10,162	1,995,982
Corporate items and eliminations	(427,742)	(1,358,278)

Total	$ 17,151,379	$ 16,408,798

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08
	Six Months Ended September 30,
	2008	2007

Non-interest revenues:
ICC brokerage services	$ 39,514,753	$ 40,536,393
EPA, ICA asset management services	6,154,708	4,851,145

Total	$ 45,669,461	$ 45,387,538

Revenues from transaction with other operating segments:
ICC brokerage services	$ 242,230	$ 707,892
EPA, ICA asset management services	37,729	84,788

Total	$ 279,959	$ 792,680

Interest and dividend income,net:
ICC brokerage services	$ 307,382	$ 372,603
EPA, ICA asset management services	11,426	28,686
ICH	(47,388)	1,841
ICH Securities	25	43,333

Total	$ 271,445	$ 446,463

Depreciation and amortization expenses:
ICC brokerage services	$ 194,511	$ 185,786
EPA, ICA asset management services	417	1,381

Total	$ 194,928	$ 187,167

Operating (loss) income:
ICC brokerage services	$ (425,544)	$ 527,780
EPA, ICA asset management services	1,331,038	768,501
ICH	(1,728,162)	(57,664)
ICH Securities	25	43,333

Total	$ (822,643)	$ 1,281,950

Period end total assets:
ICC brokerage services	$ 13,007,815	$ 11,976,116
EPA, ICA asset management services	1,169,245	1,389,455
ICH	3,391,899	2,405,523
ICH Securities	10,162	1,995,982
Corporate items and eliminations	(427,742)	(1,358,278)

Total	$ 17,151,379	$ 16,408,798

NOTE 3 - LITIGATION

     The Company typically is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. At September 30, 2008, the Company was a defendant in or subject of various such legal proceedings. The Company maintains E&O insurance to protect itself from potential damages and/or legal costs associated with certain law suits and arbitration proceedings whereby the Company’s exposure is generally limited to $75,000 per case, subject to policy limitations and exclusions. The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to $200,000 per case, subject to policy limitations and exclusions.

     The Company had accrued expenses of approximately $0.27 million and $0.14 million as of September 30, 2008 and March 31, 2008, respectively, related to legal fees and estimated probable settlement costs.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08 NOTE 4 - STOCK BASED COMPENSATION

     The Company follows the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, as revised by SFAS 123(R), “Share-Based Payment” (“SFAS 1213(R)”). Under the modified prospective transition method selected by the Company, all equity-based awards granted to employees and existing awards modified are accounted for at fair value with compensation expense recorded as a component of net (loss) income. The Company periodically issues common stock to employees, directors, officers, representatives and other key individuals in accordance with the provisions of the shareholder approved equity compensation plans.

     Prior to the adoption of SFAS 123(R), the Company had granted options and had reported as a footnote disclosure the pro forma effect if we had reported an expense under the guidelines of SFAS No. 123. There was no stock option expense for the quarters ended September 30, 2008 and 2007. The pro forma expense calculated using the Black-Scholes option pricing model did not exceed the cumulative expense previously disclosed in the Company’s report on Form 10-K for the fiscal year ended March 31, 2005.

Stock Options

     The following table summarizes information regarding the Company's employee and director fixed stock options as of September 30, 2008 and, 2007:

Employee, Director and Officers	2008		2007

Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	150,000	$1.00	$ 153,332	$1.02
Granted	-		-
Forfeited	-		-
Exercised	-		-
Reclassified(non-employee)	-		-

Outstanding at quarter end	150,000	$1.00	153,332	$1.02

Options exercisable at quarter-end	150,000		153,166

Weighted-average fair value of
options granted during the year	-		-

The following table summarizes further information about employee and Directors' fixed stock options outstanding as of September 30, 2008:

Options Outstanding			Options Exercisable

Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00

Restricted Stock

     Under the 2005 Equity Incentive Plan (the “Plan”) the Company is authorized to grant shares of ICH common stock to employees, directors, officers, representatives and other key individuals. Restricted shares of stock granted under the Plan as of September 30, 2008 have been either fully vested at date of grant or subject, in whole or in part, to vesting over time periods varying from one to five years after the date of grant. Unvested shares are subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Unvested shares have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08
The following activity occurred during the three months ended September 30, 2008:
		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $

Non-vested at July 1, 2008	217,517	$ 2.57	1.76 years	$ 559,019
Granted	-	$ -		-
Vested	(48,370)	$ 5.00		(241,850)
Canceled	(19,013)	$ 4.70		(89,361)

Non-vested at September 30, 2008	150,134	$ 2.95	1.85 years	$ 442,895

The following activity occurred during the six months ended September 30, 2008:
		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $

Non-vested at April 1, 2008	264,142	$ 2.38	1.76 years	$ 628,658
Granted	2,000	$ 4.53		9,060
Vested	(95,845)	$ 4.99		(478,267)
Canceled	(20,163)	$ 4.71		(94,968)

Non-vested at September 30, 2008	150,134	$ 2.95	1.85 years	$ 442,895

     The Company’s net loss for the three months ended September 30, 2008 includes $208,122 of compensation costs related to the Company’s grants of restricted stock to executives and employees, and $25,245 for grants to independent representatives, under the Plan. The Company’s net income for the three months ended September 30, 2007 includes $78,696 of compensation costs related to the Company’s grants of restricted stock to employees, and $31,422 for grants to independent representatives, under the Plan.

     The Company’s net loss for the six months ended September 30, 2008 includes $419,951 of compensation costs related to executives and employees, and $55,858 for grants to independent representatives, under the Plan. For the six months ended September 30, 2007 the compensation costs includes $109,493 to employees and $60,571 for grants to independent representatives, under the Plan.

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

     Under the terms of the Transition Agreement and an associated promissory note, the receivable owed by the Funds to the Company was assigned to DGA and DGA agreed to pay the Company an amount equal to the total of all fees that the Company had waived or remitted to a fund in the Trust through October 18, 2005. In addition, DGA agreed to pay the Company 10 basis points on the assets raised by the Company’s broker dealer, ICC, at the effective time of transition, October 18, 2005, subject to “mark to market” adjustments. These fees are paid to the Company on a quarterly basis. Although these payments are part of the agreement between DGA and the Trust, they are not part of the terms of the note and are deemed totally separate.

     The note provides for a principle amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and full payment on or before October 31, 2010. Prepayments are permitted without penalty. Interest accrued for the periods ended September 30, 2008 and March 31, 2008 was $8,730 and $8,674, respectively.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

NOTE 6 – LOANS TO REGISTERED REPRESENTATIVES

     ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals. Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. There was $32,450 and $0 was charged to commission expense upon the meeting respective forgiveness terms for the three and six months ended September 30, 2008 and 2007, respectively.

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

	September 30,	March 31,
	2008	2008

Forgiveable loans	$ 455,239	$ 475,488
Other loans	480,453	339,547
Less: allowance for doubtful accounts	(95,542)	-

Total loans to registered representatives	$ 840,150	$ 815,035

NOTE 7 - INVESTMENTS

     Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At September 30, 2008 and March 31, 2008, the Company recorded its private equity holdings at cost of $40,000 in accordance with Accounting Principles Board No. 18 "The Equity Method of Accounting for Investments in Common Stock", as the Company does not exercise significant influence over these equity investments.

     The Company had investments in U.S Treasury Notes being held to maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

These investments are presented at an amortized value as follows as of September 30, 2008 and March 31, 2008:

SEPTEMBER 30, 2008

Purchase Date	Purchase Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Amortized Cost	Interest Date

11/3/2006	$ 242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	$ 250,000	$ 249,816	Apr 15, Oct 15

	$ 242,461	Balance at September 30, 2008	$ 250,000	$ 249,816

MARCH 31, 2008

Purchase Date	Purchase Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Amortized Cost	Interest Date

7/12/2006	$ 248,525	US TREAS NOTES 4.875% 04/30/08 B/E DTD 04/30/06 N/C	$ 250,000	$ 249,918	Apr 30, Oct 31
7/12/2006	249,727	US TREAS NOTES 5.125% 06/30/08 B/E DTD 06/30/06 N/C	250,000	250,007	Jun 30, Dec 30
9/28/2006	250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	250,000	250,159	Feb 28, Aug 28
11/3/2006	242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	247,777	Apr 15, Oct 15

	$ 991,444	Balance at March 31, 2008	$ 1,000,000	$ 997,861

     At September 30, 2008 and March 31, 2008, the Company held an investment in a $250,000 Certificate of Deposit with a stated date of maturity as of December 26, 2008 with a coupon rate of 4.7% . The Company intends to hold this investment to maturity.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08 NOTE 8 – FAIR VALUE MEASUREMENTS

     On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for certain financial assets and financial liabilities that are measured at fair value on a recurring basis. In February 2008, the Company also adopted FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. Also, in October 2008, FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” which was effective upon issuance including periods for which financial statements had not been issued. SFAS 157 provides a consistent definition of fair value, with a focus on exit price from the perspective of a market participant.

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

     The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of September 30, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements of Reporting Date Using

			Significant
		Quotes Prices in	Other	Significant
	Total Fair Value of	Active Markets for	Observable	Unobservable
	Asset or Liability	Identical Assets	Inputs	Inputs

Investment - US Treasury Note	$ 249,816	$ 249,816	$ -	$ -
Non-qualified deferred compensation investment	554,481	554,481	-	-
Cash surrender value of life insurance policies	383,435	383,435	-	-
Investment - Certificate of Deposit	250,000	250,000
Investments	160,376	160,376	-	-
Marketable securities, at market value	337,794	337,794	-	-
Private equity investments, at cost	40,000	-	-	40,000

Total Assets	$ 1,975,902	$ 1,935,902	$ -	$ 40,000

Securities sold, not yet purchased, at market value	$ 152,552	$ 152,552
Non-qualified deferred compensation plan	544,686	544,686

Total Liabilities	$ 697,238	$ 697,238

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

NOTE 9 – NON-QUALIFIED PLAN

     Non-Qualified Deferred Compensation Plan. Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan. ICH is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC Representatives to elect to defer a portion of fees earned by them, as well as any gains or losses on the underlying investments, as defined by the NQ Plan. The total amount of compensation deferred by the participating representatives was $139,481 and $285,494 for the three and six months ended September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis reviews our consolidated financial condition as of September 30, 2008 and March 31, 2008, the consolidated results of operations for the three and six months ended September 30, 2008 and 2007 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three and six months ended September 30, 2008, (ii) the “prior period” means the three and six months ended September 30, 2007, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

Investment Advisory Services

     The Company provides investment advisory services, including asset allocation and portfolio rebalancing, for its representatives’ customers. In the past, investment advisory services were performed by both ICC, doing business as ICA, and EPA. The Company’s investment advisory business has been centered in ICA since 2004. EPA limited its business to providing access to advisory services supplied by third parties until it completed a transfer of all assets to ICA on May 5, 2008 and withdrew its advisory registration.

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

     Support provided to assist representatives in pursuing consistent and profitable sales growth takes many forms, including online brokerage systems, asset management models, training in practice management, targeted financial assistance and a network of communication links with investment product companies. Regional and national conventions provide forums for interaction to improve product knowledge, sales and client satisfaction. In addition, a dedicated business development unit focuses on providing representatives with programs and tools to grow their businesses both through new client acquisition and advancement of existing client relationships. These programs enhance our ability to attract and retain productive representatives.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

OUR PROCESS

Check and Application

     The majority of transactions are conducted through a check and application process where a client check and an investment company’s product application is delivered to us for processing. Our services include principal review and submission to the investment company or our clearing firm.

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

CRITICAL ACCOUNTING POLICIES

In General

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that of its significant accounting policies (see Note 1 to the Company’s condensed consolidated financials statements contained herein), those dealing with revenue recognition, allowance for doubtful accounts receivable, and taxes involve a particularly high degree of judgment and complexity. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts can and do differ from estimates and the differences can have a material effect on the condensed consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

Reserves

     The Company records reserves related to legal proceedings in “accrued expenses” in the condensed consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account;

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

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

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT

     Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include productivity and practice diversification of representatives, top line commission and advisory services revenues, gross margins, operating expenses, legal costs, taxes and earnings per share.

COMPARISON OF THE FISCAL QUARTERS ENDED SEPTEMBER 30, 2008 AND 2007

RESULTS OF OPERATIONS

			Percentage of Revenue		Percent
	Quarter Ended September 30,		Quarter Ended September 30,		Change
	2008	2007	2008	2007	2008 vs 2007

Revenue:
Commissions	$ 19,464,072	$ 19,967,862	84.4%	86.5%	-2.5%
Advisory fees	3,032,044	2,518,253	13.2%	10.9%	20.4%
Other fee income	140,397	143,141	0.6%	0.6%	-1.9%
Marketing revenue	295,239	234,806	1.3%	1.0%	25.7%
Interest, dividend and investment	121,593	221,143	0.5%	1.0%	-45.0%

Total revenue	$23,053,345	$23,085,205	100.0%	100.0%	-0.1%

Commission and advisory fee expenses	18,639,678	18,827,534	80.9%	81.6%	-1.0%

Gross profit	4,413,667	4,257,671	19.1%	18.4%	3.7%

Operating expenses:

Advertising	327,682	428,201	1.4%	1.9%	-23.5%
Communications	397,631	336,024	1.7%	1.5%	18.3%

Total Selling expenses	725,313	764,225	3.1%	3.3%	-5.1%

Compensation and benefits	2,428,305	2,076,612	10.5%	9.0%	16.9%
Regulatory, legal and professional	756,282	320,589	3.3%	1.4%	135.9%
Occupancy	269,064	290,276	1.2%	1.3%	-7.3%
Other administrative	465,038	323,071	2.0%	1.4%	43.9%
Interest	9,741	8,572	0.0%	0.0%	13.6%

Total administrative expenses	3,928,430	3,019,120	17.0%	13.1%	30.1%

Total operating expenses	4,653,743	3,783,345	20.2%	16.4%	23.0%

Operating (loss) income	(240,076)	474,326	-1.0%	2.1%	-150.6%

Income (loss) before income taxes	(240,076)	474,326	-1.0%	2.1%	-150.6%

Provision (benefit) for income taxes	251,850	215,277	1.1%	0.9%	17.0%

Net (loss) income	$ (491,926)	$ 259,049	-2.1%	1.1%	-289.9%

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

Average Production per Representative

     Management believes that improving the overall quality of our independent representatives is a key to achieving growth in revenues and net income. We believe that upgrading the business practices of our representatives not only generates more revenue, but assists in limiting the cost of overhead functions and representative noncompliance. We strive to continually improve the overall quality of our force of representatives by:

  assisting representatives to improve their skills and practices, recruiting established, high-quality representatives, and
  terminating low quality representatives.

     A key metric that we use to assess the quality of our representatives is average revenue produced per representative. Average revenue per representative marginally improved to approximately $33,600 as of September 30, 2008, reflecting productive representatives withstanding a contentious market.

	Quarter Ended September 30,
	2008	2007	Percentage Change

Revenue:
Commission	$ 19,464,072	$ 19,967,862	-2.5%
Advisory	3,032,044	2,518,253	20.4%
Other fee income	140,397	143,141	-1.9%

	$ 22,636,513	$ 22,629,256	0.0%

Number of Producing Representatives	674	696	-3.2%
Average Revenue per Repesentative	$ 33,585	$ 32,513	3.3%

Practice Diversification

     The Company, through its recruitment practices and compliance training programs, encourages diversification of the array of investments products and services offered by our independent representatives. First and foremost, this enables our representatives to more fully serve the investment and security needs of their clients, particularly in unsettling volatile markets. Recruitment of representatives who are duly qualified to offer sophisticated investment products to their clients has also resulted in growth of transaction and fee-based business that, in addition to generating relatively high margins, are expected to help the Company weather a down market due to recurring revenues generated by these types of services.

REVENUES

     Revenues were consistent with the prior period at $23.05 million, a slight decrease of 0.1%, from $23.09 million. The decrease was led by a $0.51 million, or 20.4%, increase in advisory services offset by a $0.50 million, or 2.5%, decrease in commission revenue. As discussed below, there has been a recent trend of higher growth in our fee-based advisory services, compared to typically lower-margin commission-based services. Management seeks a diversified revenue stream to provide a degree of protection from market risk and continues to emphasize retention and recruitment of representatives who seek to leverage the full range of our technology platforms.

Commissions

     Commissions from variable annuities, which continue to comprise the largest component of commission revenue, were essentially flat when comparing the current period to the prior period. However, brokerage revenues decreased by $0.53 million for the comparative periods due to a drop in equity sales that reflected continued turmoil in U.S. financial markets. Commission revenues from direct sales of mutual funds (denoted “Mutual Funds” in the below table) decreased by $0.88 million, in part due to an on-going transition of mutual fund sales to our automated trading platform, rather than direct check and application processing, coupled with a reduction in overall production. Commission revenues from direct participation programs increased by $0.90 million primarily reflecting increased investments in oil and gas programs that became more attractive as petroleum product prices spiked.

     Direct check and application investment in mutual funds declined as overall retail investment continued to be constrained by reverses in financial markets and a troubled economy. Our direct check and application business depends largely on new investment dollars. In contrast, our brokerage business produces recurring revenue, principally in the form of interest on money market balances, fees on fund asset balances and margin interest.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

The following table details revenue by product type included in commissions:
					Percentage
				Percent of	change 2008 vs.
Product Type	2008	2007	2008 vs. 2007	total change	2007

Variable Annuities	$ 7,868,207	$ 7,870,474	$ (2,267)	-0.4%	0.0%
Brokerage (1)	5,851,198	6,385,468	(534,270)	-106.1%	-8.4%
Mutual Funds	2,178,289	3,059,665	(881,376)	-174.9%	-28.8%
Direct Participation Programs	3,486,093	2,581,668	904,425	179.5%	35.0%
Other	80,285	70,587	9,698	1.9%	13.7%

Total Commissions Revenue	$ 19,464,072	$ 19,967,862	$ (503,790)	100.0%	-2.5%

1. Revenue designated as brokerage includes revenue from mutual funds sold through our trading platform. Reveneue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

Advisory Fees

     Advisory revenues grew by $0.51 million, or 20.4%, despite a bear market, primarily due to recurring non-grid revenue stemming from growth in assets under management. Despite the downward pressure placed on advisory fees by current declines in the market value of financial assets under management, the Company remains focused on growing revenues in this sector to further offset any negative impact on other revenue sources from unpredictable market volatility.

Other Fee Income

     Other fee income, primarily comprised of licensing and financial planning fees, were consistent with the prior period’s results.

Marketing Revenue

     Marketing revenues increased by $0.06 million, or 25.7%, due primarily to an increase in marketing support revenue for our conventions and, in part, from the timing of these events.

Other Income

     Other income, primarily interest, declined 45.0% to $0.12 million, as compared to $0.22 million during the prior period. The decrease is directly attributable to a reduction in interest income caused by a decline in related cash balances.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

GROSS MARGINS
			% of Sales (Retention Rate)		% of Total Gross Margin
	Quarter Ended September 30		Quarter Ended September 30		Quarter Ended September 30		Percent Change

							2008
	2008	2007	2008	2007	2008	2007	vs. 2007

Commissions:
Check and Application	$ 1,759,236	$ 1,756,535	13.0%	13.0%	39.9%	41.3%	0.2%
Brokerage	1,421,939	1,470,639	24.3%	23.0%	32.2%	34.5%	-3.3%
Fixed Insurance	26,935	44,837	100.0%	100.0%	0.6%	1.1%	-39.9%
Underwriting	12,006	2,575	22.5%	10.0%	0.3%	0.1%	366.3%

Total	3,220,116	3,274,586			73.0%	77.0%	-1.7%

Advisory Services:
A-MAP	402,675	356,663	23.2%	20.8%	9.1%	8.4%	12.9%
Other	393,682	210,856	n/a1	n/a1	8.9%	5.0%	86.7%

Total	796,357	567,519	25.8%	21.8%	18.0%	13.4%	40.3%

Licensing	61,302	64,960	n/a1	n/a1	1.4%	1.5%	-5.6%
Marketing	295,239	234,806	n/a1	n/a1	6.7%	5.4%	25.7%
Other Income	40,653	115,800	n/a1	n/a1	0.9%	2.7%	-64.9%

Total Gross Margin	$ 4,413,667	$ 4,257,671	19.1%	18.4%	100.0%	100.0%	3.7%

1. Due to account composition of the notated products, profit margin retention is not a relevant indicator of performance and is not tracked.

     Gross margin increased by $0.16 million, or 3.7%, to $4.41 million for the current period primarily due to a $0.23 million, or 40.3%, increase in gross margin from our advisory services programs.

Commissions

     Gross margins from our check and application and brokerage businesses were relatively flat for the comparative periods due primarily to declines in the brokerage and mutual fund areas offset by an increase in oil and gas programs. In addition, the 3.3% decrease posted in brokerage services profit margin reflected a clearing discount that we had benefited from in the prior period.

Advisory Services

     The increase in profit margin derived from our advisory services segment in large part can be attributed to an increase in our non-A-MAP margins. Continuing a recent trend, profit margin from non-AMAP advisory programs rose by 86.7% to $0.39 million. The increase in this category, which also includes third-party programs, stems primarily from growth in ICA-directed programs that offer a wide range of advisory services to meet the specific needs of our clients.

     A 12.9% increase in gross margin from our A-MAP rep-directed managed assets program in management’s opinion is due primarily to lower fees, improved services and increased marketing and awareness of this program.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08 Commission and Advisory Fees Expenses

     Profit margins are inversely aligned with payout of commission and advisory fees to our representatives as a percentage of revenue generated by them. We strive to recruit quality independent representatives who generate recurring revenues that do not flow through the commission and advisory expense payout grid, primarily as brokerage commissions and advisory fees. Management continuously monitors the amount of revenue an independent representative brings in compared to its payout on that revenue.

     Commission and advisory fees expenses during the current period were $18.64 million versus $18.83 million in the prior period. As a percentage of revenue generated by representatives (i.e., commissions, advisory fees and other fees), commission and advisory expenses decreased slightly from 83.2% in the prior period to 82.3% in the current period. These expenses include commissions to representatives, clearing costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

OPERATING EXPENSES

     Operating expenses, which rose 23.0% to $4.7 million, are discussed in detail below.

Compensation and Benefits

     The largest component of operating expense, compensation and benefits, increased by $0.35 million or 16.9% . Of this increase $0.28 million was due to a 17.4% rise in compensation resulting primarily from salary pay increases for employees, new hires in legal and compliance departments and a cash bonus of $0.08 million to ICC’s former Chief Operating Officer. In addition, we experienced a $0.12 million, or 112%, increase in stock compensation due to vesting of prior restricted stock awards to executives, managers, other employees and independent representatives. Compensation expense resulting from vesting of prior stock grants to executives included $0.10 million in cash bonuses for gross ups for income taxes on such compensation for the quarter ended September 30, 2008.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses increased by $0.44 million or 135.9% . The largest component of this increase was a $0.38 million increase due to legal defense and related settlement costs for various lawsuits as well as professional and consulting fees from various attorneys engaged by the Board of Directors and Company for strategic corporate matters.

     The Company will continue to incur legal fees and settlement costs as it operates in an increasingly litigious industry embedded with regulation. In addition to incurring costs in the defense of legal proceedings, the Company also will continue to invest significant resources to reduce the likelihood of future litigation exposure by promoting accuracy, ensuring sound operational techniques and applying appropriate supervisory measures.

Advertising

     Advertising, which includes related marketing and recruiting expenses, decreased by $0.10 million or 23.5% . Beginning in our prior fiscal year, the Company began aggressively branding, placing advertisements in financial services trade publications, to communicate to potential representative recruits the key role that our customer service, technology infrastructure and back office support can play in maintaining and growing their businesses. Reflecting current economic conditions, during the current period we reduced our advertising exposure in publications, resulting in a $0.09 million, or 38.7%, decline in advertising expense.

Communications

     Communications expenses increased by $0.06 million or 18.3% . Communication efforts and related expenses, which also include investor/public relations, Company-sponsored conferences and website consulting costs, are believed to positively impact the overall growth of our business. Our website has become an effective medium for communicating to qualified representative recruitment prospects.

Occupancy

     Occupancy expenses, which include depreciation, decreased $0.02 million, or 7.3%, reflect savings from the closing of our New York and Braintree, Massachusetts investment centers.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

Other Administrative

     Other administrative expenses, which include various insurance, postage, office and computer-related expenses, increased by $0.14 million, or 43.9%, primarily due to a $0.11 million, or 100%, increase in fees paid to our independent Board Members for participation in corporate governance matters as well as serving on various Board committees.

OPERATING AND NET LOSS

     Net loss totaled $0.49 million, or $0.08 loss per basic and diluted share, compared to a net income of $0.26 million, or $.04 per basic share for the prior period. The deterioration in after-tax results was due to an unfavorable $0.71 million swing in operating income/loss, along with a $0.25 million provision for income taxes. The decline in operating income reflects substantial increases in professional and consulting fees incurred in connection with strategic corporate matters, as well as compensation charges in connection with vesting of previously granted stock to executives and others.

     Management attributes the current absence of revenue growth primarily to widespread turmoil in financial markets that initially was triggered by the sub-prime mortgage crisis. The reduction in revenues reflects a significant decline in equity investments and underlying advisory asset values. In comparison to the previous second quarter, commissions generated from sales of equities fell by $0.62 million or 17.0% .

     Based upon various factors including the quarterly and year-to-date financial results, management revised its annual projections during the period from profitability to a projected break-even performance. The revised projection’s pretax profit significantly impacted the Company’s tax rate when compared to the projected pretax profit as of the end of the prior quarter. Also, the Company has sizable permanent differences, due to meals and entertainment charges and disallowance of projected excess executive compensation that negatively impacted federal tax rates, resulting in a tax provision for the three months ended September 30, 2008.

     The Company cannot forecast the severity or longevity of the impact on the Company’s financial position and results that may result from a continuation of current financial conditions. Much of such future impact is inherently beyond the Company’s control. However, management believes that it is properly positioned to minimize negative impact on revenues by continuing its aggressive efforts to attract and provide quality support to productive representatives. In addition, management has implemented cost control measures, including a reduction in workforce and cuts in variable costs.

COMPARISON OF THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08
RESULTS OF OPERATIONS
			Percent of Revenue
			Six Months Ended		Percent
	Six Months Ended September 30,		September 30,		Change

					2008
	2008	2007	2008	2007	vs. 2007

Revenues:
Commission	$ 38,738,231	$ 39,675,975	84.3%	86.6%	-2.4%
Advisory fees	6,046,721	4,706,537	13.2%	10.3%	28.5%
Other fee income	278,044	272,960	0.6%	0.6%	1.9%
Marketing revenue	606,465	729,365	1.3%	1.5%	-16.9%
Other income	271,445	449,164	0.6%	1.0%	-39.6%

Total revenue	45,940,906	45,834,001	100.0%	100.0%	0.2%

Commission and advisory expenses	37,224,852	37,152,948	81.0%	81.1%	0.2%

Gross profit	8,716,054	8,681,053	19.0%	18.9%	0.4%

Operating expenses:

Advertising	764,905	695,694	1.7%	1.5%	9.9%
Communications	635,049	515,027	1.4%	1.1%	23.3%

Total selling expenses	1,399,954	1,210,721	3.1%	2.6%	15.6%

Compensation and benefits	4,939,151	4,057,203	10.8%	8.9%	21.7%
Regulatory, legal and professional	1,839,981	926,893	4.0%	2.0%	98.5%
Occupancy	571,199	595,387	1.2%	1.3%	-4.1%
Other administrative expenses	766,814	574,683	1.7%	1.3%	33.4%
Interest expense	21,598	34,216	0.0%	0.1%	-36.9%

Total administrative expenses	8,138,743	6,188,382	17.7%	13.6%	31.5%

Total operating expenses	9,538,697	7,399,103	20.8%	16.2%	28.9%

Operating income (loss)	(822,643)	1,281,950	-1.8%	2.7%	-164.2%

Income (loss) before income taxes	(822,643)	1,281,950	-1.8%	2.7%	-164.2%

Provision (benefit) for income taxes	(56,173)	556,334	-0.1%	1.2%	-110.1%

Net (loss) income	$ (766,470)	$ 725,616	-1.7%	1.6%	-205.6%

Average Production per Representative

     Average revenue per representative remained strong for the six month period at approximately $66,900 as of September 30, 2008, an increase of 4.2% from last year, reflecting productive representatives withstanding a contentious market.

	Six Months Ended

	September 30, 2008	September 30, 2007	Percentage Change

Commission	$ 38,738,231	$ 39,675,975	-2.4%
Advisory	6,046,721	4,706,537	28.5%
Other fee income	278,044	272,960	1.9%

	$ 45,062,996	$ 44,655,472	0.9%

Actual number of representatives	674	696	-3.2%
Average Revenue Per Rep	$ 66,859	$ 64,160	4.2%

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

REVENUES

     Revenues increased by $0.11 million, or 0.23%, from the six-month comparative period. Growth primarily came from fees in advisory services, which experienced a $1.34 million increase, offset by a $0.94 million decrease in commissions, primarily from mutual fund sales. In addition to reflecting an overall drop in mutual funds sales, lower mutual funds commissions were also due to continued transitioning of such business to our trading platform where it is accounted for as brokerage revenue. Recurring revenues, which includes our advisory segment and quarterly fees for mutual fund and variable annuities, as a percentage of total revenue for the six months ended September 30, 2008 was 26.0%, as compared to 24.2% for the year ago period.

Commissions

		Commission Revenue
	Six Months Ended September 30, 2008 and 2007

					Percentage
				Percent of	change 2008
Product Type[1] :	2008	2007	2008 vs. 2007	total change	vs 2007

Variable Annuities	$ 15,554,834	$ 15,720,150	$ (165,316)	-17.7%	-1.1%
Brokerage	12,249,984	12,204,871	45,113	4.8%	0.4%
Mutual Funds	4,385,695	5,895,229	(1,509,534)	-161.0%	-25.6%
Direct Participation Programs	6,403,260	5,716,058	687,202	73.4%	12.0%
Other	144,458	139,667	4,791	0.5%	3.4%

Total Commission Revenue	$ 38,738,231	$ 39,675,975	$ (937,744)	-100.0%	-2.4%

1. Revenue designated as Brokerage (Trading) includes revenue from mutual funds sold through our trading platform. Revenue direct check and application sales of mutual funds are listed above under "Mutual Funds".

     Brokerage revenue remained relatively flat for the comparative period, while sales from direct participation programs increased by $0.69 million, primarily from investments in oil and gas programs due to the rise in petroleum product prices.

Advisory Fees

     Advisory fees grew by 28.5% during the current period versus the prior period, driven by a $0.94 million in non-A-MAP (ICA-directed) fees, complementing an 11.9%, or $0.38 million, increase in A-MAP revenues, as we continue to strive to service and improve a quality product at reduced fees.

Other Fee Income

     Other fee income remained relatively flat for the comparative periods.

Marketing Revenue

     Marketing revenues decreased by 16.9%, or $0.12 million, over the prior period. This decrease was primarily attributed to the decrease in marketing support revenue resulting from product sales.

Other Income

     Other income decreased by 39.6%, or $0.18 million, over the year ago period reflecting a decrease from interest income on balances from our trading and cash account balances.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08
GROSS MARGINS
			% of Sales (Retention Rate)		% of Total Gross Margin
	Six Months Ended		Six Months Ended		Six Months Ended
	September 30,		September 30,		September 30,		% Change

							2008
	2008	2007	2008	2007	2008	2007	vs. 2007

Commissions:
Check & Application	$ 3,424,691	$ 3,553,086	13.0%	13.0%	39.3%	40.8%	-3.6%
Brokerage	2,829,194	2,833,363	23.1%	23.2%	32.5%	32.6%	-0.1%
Fixed Insurance	55,457	85,480	100.0%	100.0%	0.6%	1.0%	-35.1%
Underwriting	19,042	5,419	21.4%	10.0%	0.2%	0.1%	251.4%

Total	6,328,384	6,477,348			72.6%	74.5%	-2.3%

Advisory Services:	-	-
A-MAP	817,453	694,215	23.0%	21.8%	9.4%	8.0%	17.8%
Other	726,264	338,682	n/a1	n/a1	8.3%	3.9%	114.4%

Total	1,543,717	1,032,897	25.1%	21.3%	17.7%	11.9%	49.5%

Licensing	127,392	129,068	n/a1	n/a1	1.5%	1.5%	-1.3%
Marketing	606,465	729,364	n/a1	n/a1	6.9%	8.5%	-16.9%
Other income	110,096	312,376	n/a1	n/a1	1.3%	3.6%	-64.8%

Total Gross Margin	$ 8,716,054	$ 8,681,053	19.0%	18.9%	100.0%	100.0%	0.4%

1. Due to account composition, profit margin retention for these products is not deemed a useful indicator of performance.

Check and Application

     Gross profit from our check and application business continues to comprise the largest contribution to the margin; however, as a percentage of total gross margins, it decreased from 40.8% to 39.3% .

Brokerage Services

     Brokerage services profit margin was relatively flat for the comparative periods primarily as a result of a one time revised fee adjustment with our clearing firm last period in addition to saturation in the equity markets.

Advisory Services

     Advisory services profit margin grew by 49.5%, or $0.51 million, reflecting a 17.8%, or $0.12 million, rise in gross margin generated by our A-MAP rep-directed managed assets program and a 114.4%, or $0.39 million, increase in fees from other advisory programs. The growth in this area primarily came from ICA-directed advisory programs. ICA continues to offer other alternative advisory services that meet the financial needs of many of its clients.

Commission and Advisory Fees Expenses

     Commission and advisory fees expenses during the current six-month period were $37.22 million versus $37.15 million in the prior period. As a percentage of revenue generated by representatives (i.e., commissions, advisory fees and other fees) commission and advisory expenses decreased slightly from 83.20% to 83.13% . These expenses include commissions to representatives, clearing costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

Investors Capital Holdings, Ltd. report on form 10-Q
Quarter Ended 9/30/08

OPERATING EXPENSES

     Operating expenses increased by 28.9% to $9.5 million, are discussed in detail below.

Compensation and Benefits

     Compensation and benefits increased by 21.7%, or $0.88 million, due to the vesting of prior period restricted stock awards to executives and staff of $0.42 million, cash gross-ups for income taxes on such compensation to executives of $0.21 million, general salary increases from the hiring of additional personnel, and pay increases to existing personnel.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses increased by $0.91 million, or 98.5%, reflecting $0.58 million in professional and consulting fees incurred in connection with strategic corporate matters. In addition, there was a $0.17 million, or 66.7%, increase in legal fees incurred for the defense and related estimated settlement costs to the Company in various lawsuits. The balance of the increase was due primarily to professional fees for auditing services.

Advertising

     The Company’s advertising expenses increased by 9.9 % over the prior period.

Communications

     Communication expenses rose by 23.3% principally due to an increase in costs incurred for hosting our email server domain to meet regulatory and compliance requirements.

Occupancy

     Occupancy expenses decreased by 4.1 % in the current period versus the year ago six-month period reflecting the closing of various investment centers.

Other Administrative

     Other administrative expenses increased in the current period by 33.4% to $0.77 million primarily due to an allowance for uncollectible accounts from loans granted to representatives of $0.10 million, as well as a $0.11 million, or 100%, increase in independent director fees for serving on various Board committees.

OPERATING AND NET LOSS

     Net loss totaled $0.77 million, or $0.12 loss per basic and diluted share, compared to a net income of $0.73 million, or $0.12 per basic share for the prior period. The deterioration of operating income was due primarily to a $2.14 million increase in operating expenses. The decline in operating income for the six months ended September 30, 2008 reflects substantial increases in professional fees for strategic corporate matters, as well as compensation related to vesting of previously granted stock to executives.

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

     The Company takes a proactive approach to minimizing the occurrence and impact of events that may lead to unpredictable cash outflows, including major legal proceedings, trade errors, and fines and other sanctions imposed by regulatory agencies such as FINRA, the SEC and state securities regulators. Accordingly, the Company is committed to providing the resources to stay current with the many rules and regulations applicable to our business and to provide up-to-date education and training to our staff and independent representatives. A key to this approach is ensuring that adequate controls over our operations and those of our representatives are implemented and periodically updated. As part of this effort, substantial resources have been committed to our compliance team.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

     As of September 30, 2008, cash and cash equivalents totaled $5.20 million compared to $4.34 million as of March 31, 2008. Working capital as of September 30, 2008 was $6.78 million compared to $6.89 million as of March 31, 3008. The ratio of current assets to current liabilities was 2.08 to 1 as of September 30, 2008 compared to 2.10 to 1 as of March 31, 2008.

     Operations provided cash flow of $0.95 million for the six months ended September 30, 2008 compared to $0.33 million of cash provided for the six months ended September 30, 2007. Cash flow from operations, in comparing the current period cash flows to the prior period, generated an increase of $0.62 million as a result of several factors, noted below.

     We experienced a $1.49 million decrease in cash flows because of the change in net income as the Company reported a $0.77 million loss in the current period versus a $0.73 million profit in the prior period. Offsetting this decrease was a $0.92 million increase in cash flow from the change in accrued expenses, primarily related to our preferred marketing program and litigation in the current period versus an increase in accrued expenses in the prior period pertaining to the Massachusetts Proceedings. Finally, we had a change in prepaid income taxes, primarily as a result of an income tax refund of $0.67 million in the current period versus $0.78 million in income taxes paid in the prior period.

     Cash inflows from investing activities for the current period totaled $0.61 million, as three treasury notes matured during the current period in the amount of $0.75 million versus $0.25 million maturing in the prior period.

     Finally, cash flow for financing activities in the current period paralleled the prior period as we disbursed $0.82 million in loan payments to finance insurance premiums for the six month period ended September 30, 2008 versus $ $0.83 million for the same six month period last year.

     Cash disbursements can have a material impact on our brokerage firm’s net capital. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that ICC, our broker-dealer subsidiary, maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by ICC, and net capital includes ICC cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, ICC’s net capital ratio would exceed 10 to 1 or if ICC would have less than 120% of its minimum required net capital. As of September 30, 2008, ICC had net capital of $3.37 million (an excess of $2.97 million) and a 1.79 to 1 net capital ratio as compared to net capital of $1.29 million (an excess of $0.80 million) and a 5.70 to 1 net capital ratio as of March 31, 2008. The significant change was the result of ICH infusing $1.29 million of capital into the broker-dealer through the conversion of the inter-company indebtedness.

COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB No. 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2009 and 2014. Options to renew for additional terms are included under the lease agreements. Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes.

The total minimum rental due in future periods under these existing agreements is as follows as of September 30, 2008:

Year ending March 31, 2009	$ 478,260
Year ending March 31, 2010	415,560
Year ending March 31, 2011	375,186
Year ending March 31, 2012	350,533
Year ending March 31, 2013	24,000
2014 and thereafter	72,000

Total minimum lease payments	$ 1,715,539

     Total lease expense approximated $0.15 and $0.16 million for the three months ended September 30, 2008 and 2007, respectively. Total lease expense approximated $0.32 and $0.33 million for the six months ended September 30, 2008 and 2007, respectively.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

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

     Under the supervision and with the participation of the Company’s management, including the Chief Executive and Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive and Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Controls

     There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     The Company's errors and omissions (E&O) policy frequently limits the Company’s maximum exposure in any one case to $75,000, subject to policy limitations and exclusions. The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to $200,000 per case, subject to policy limitations and exclusions. In certain of these cases, the Company has the contractual right to seek indemnity from related parties. Despite these mitigating factors, total expenses incurred in connection with legal proceedings have been significant in prior periods and may so continue.

ITEMS 2 – 5.

None.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08
ITEM 6. EXHIBITS
Exhibit
Number	Description	Location
3.1	Articles of Organization, as amended	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)	(2)(Exh. 10.1)
10.2	Employment Agreement with Timothy B. Murphy (3)	(2)(Exh. 10.2)
10.3	The 1994 Stock Option Plan (3)	(5)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.6	The 2001 Equity Incentive Plan (3)	(6)(Exh. 4.4)
10.7	The 2005 Equity Incentive Plan (3)	(7)(Exh. 4.5)
10.8	Form of June 2006 Stock Grant Agreement (3)	(4)(Exh. 10.8)
10.9	Form of February 2008 Stock Grant Agreement (3)	(4)(Exh. 10.9)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)

_____________________

(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-05327) filed November 14, 2000.

(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2008.

(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.

(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.

(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.

     Any exhibit not included with this Form 10-Q when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Timothy B. Murphy Chief Executive and Financial Officer Date: November 14, 2008

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08 Exhibit 31.1

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

Date: November 14, 2008 By: /s/ Timothy B. Murphy

Timothy B. Murphy
President, Treasurer, Chief Executive and Financial Officer and Director
(Principal executive and financial officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 9/30/08 Exhibit 32.1

CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: November 14, 2008

By: /s/ Timothy B. Murphy

Timothy B. Murphy President, Treasurer, Chief Executive and Financial Officer and Director (Principal executive and financial officer)