Form 10-Q
period 2008-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2009-02-17
CIK 1001871

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Number of shares outstanding of our only class of common stock as of February 11, 2009: 6,547,342

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2008

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

SIGNATURES

--------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2008

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December	March
	12/31/08	03/31/08

Assets
Current Assets
Cash and cash equivalents	$ 6,320,124	$ 4,340,082
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,159,068	4,662,146
Note receivable - (current)	8,815	8,674
Loans receivable from registered representatives (current), net of allowance	672,386	563,575
Prepaid income taxes	553,941	1,294,876
Marketable securities, at market value	71,569	181,335
Investment (short term)	-	1,247,861
Prepaid expenses	427,616	651,948

	12,388,519	13,125,497

Property and equipment, net	1,115,471	1,277,636

Long Term Investments
Loans receivable from registered representatives	167,283	251,460
Note receivable	747,617	747,617
Equity investments, at cost	40,000	40,000
Investments	137,165	175,824
Non-qualified deferred compensation investment	492,237	333,880
Cash surrender value life insurance policies	392,475	359,469

	1,976,777	1,908,250

Other Assets
Other assets	42,390	58,430
Deferred tax asset, net	1,019,453	696,760

	1,061,843	755,190

TOTAL ASSETS	$ 16,542,610	$ 17,066,573

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 787,777	$ 833,697
Accrued expenses	1,425,659	1,312,186
Notes payable	-	853,412
Unearned revenues	1,600,177	102,562
Commissions payable	2,354,236	2,997,499
Securities sold, not yet purchased, at market value	12,031	141,359

	6,179,880	6,240,715

Long-Term Liabilities
Non-qualified deferred compensation plan	493,631	331,202

	493,631	331,202

Total liabilities	6,673,511	6,571,917

Commitments and contingencies

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,572,631 issued and 6,568,746 outstanding at December 31,2008
6,535,871 issued and 6,531,986 outstanding at March 31, 2008	65,726	65,359
Additional paid-in capital	11,683,623	10,886,381
Accumulated deficit	(1,836,807)	(455,623)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	(13,308)	28,674

Total stockholders' equity	9,869,099	10,494,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,542,610	$ 17,066,573

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2008

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

Revenue:
Commissions	$ 15,002,034	$ 19,552,008
Advisory fees	2,681,734	2,752,804
Other fee income	398,811	421,439
Marketing revenue	150,000	314,444
Interest, dividend and investment	118,941	230,261

Total revenue	18,351,520	23,270,956

Commission and advisory fee expenses	14,370,627	18,190,813

Gross profit	3,980,893	5,080,143

Operating expenses:
Advertising	267,918	460,114
Communications	267,047	197,344

Selling expense	534,965	657,458

Compensation and benefits	2,197,976	3,124,694
Regulatory, legal and professional	1,400,626	573,941
Occupancy	251,628	282,158
Other administrative	401,226	302,155
Interest expense	4,374	3,931

Administrative expense	4,255,830	4,286,879

Total operating expense	4,790,795	4,944,337

Operating income (loss) before taxes	(809,902)	135,806
(Benefit) provision for income taxes	(195,187)	83,585

Net income (loss)	$ (614,715)	$ 52,221

Earnings per common share:
Basic earnings (loss) per common share	$ (0.10)	$ 0.01

Diluted earnings per common share	N/A	$ 0.01

Dividends per common share:
Basic earnings per common share	$ -	$ -

Diluted earnings per common share	$ -	$ -

Share data:

Weighted average shares used in basic earnings per common share calculations	6,443,105	6,082,548

Incremental shares from assumed exercise of stock options and restricted shares	894,569	379,842

Weighted average shares used in diluted earnings per common share
calculations	7,337,674	6,462,390

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2008

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

Revenue:
Commissions	$ 53,740,265	$ 59,227,984
Advisory fees	8,728,455	7,459,340
Other fee income	676,855	694,399
Marketing revenue	756,465	1,043,808
Interest, dividend and investment	451,173	679,424

Total revenue	64,353,213	69,104,955

Commission and advisory fee expenses	51,595,479	55,343,761

Gross profit	12,757,734	13,761,194

Operating expenses:
Advertising	1,032,823	1,155,808
Communications	902,096	712,370

Selling expense	1,934,919	1,868,178

Compensation and benefits	7,197,913	7,181,897
Regulatory, legal and professional	3,240,607	1,500,833
Occupancy	822,827	877,545
Other administrative	1,168,040	876,838
Interest expense	25,972	38,147

Administrative expense	12,455,359	10,475,260

Total operating expenses	14,390,278	12,343,438

Operating (loss) income before taxes	(1,632,544)	1,417,756
(Benefit) provision for income taxes	(251,360)	639,919

Net (loss) income	$ (1,381,184)	$ 777,837

Earnings per common share:
Basic earnings (loss) per common share	$ (0.22)	$ 0.13

Diluted earnings per common share	N/A	$ 0.12

Dividends per common share:
Basic earnings per common share	$ -	$ -

Diluted earnings per common share	$ -	$ -

Share data:

Weighted average shares used in basic earnings per common share calculations	6,415,869	6,072,088

Incremental shares from assumed exercise of stock options and restricted shares	607,306	390,426

Weighted average shares used in diluted earnings per common share
calculations	7,023,175	6,462,514

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2008

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

	Common Stock
	$ .01 Par Value							Accumulated
			Additional	Comprehensive	Retained	Treasury		Other	Total
	Number of	Carrying	Paid - In	Income	Earnings	Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital		(Deficit)		Income	(Loss)	Equit y

Balance at April 1, 2007	6,209,421	$ 62,094	$ 9,721,749	$ -	$ 468,506	$ (30,135)		$ 33,324	$ 10,255,538

Exercise of stock options	23,244	232	52,140						52,372

Amortization of deferred compensation			250,126						250,126

Issuance of common stock under plans	60,450	606	(606)						-

Comprehensive income:

Net loss				777,837	777,837

Other Comprehensive income:

Unrealized gain or losses on securities:

Unrealized holding gains arising during the period, net of
taxeffect				5,165

No reclassification adjustment required				-

Other comprehensive income				5,165				5,165

Comprehensive loss				783,002					783,002

Balance at December 31, 2007	6,293,115	$ 62,931	$ 10,023,410	$ -	$ 1,246,343	$ (30,135)		$ 38,489	$ 11,341,038

Balance at April 1, 2008	6,535,871	$ 65,359	$ 10,886,381	$ -	$ (455,623)	$ (30,135)		$ 28,674	$ 10,494,656

Stock-based compensation:

Exercise of stock options	34,760	347	121,380						121,727

Amortization of deferred compensation			671,252						671,252

Issuance of common stock under plans	2,000	20	4,610						4,630

Comprehensive income:

Net loss				(1,381,184)	(1,381,184)

Other Comprehensive loss:

Unrealized gain or losses on securities:

Unrealized holding gains arising during the period, net of
taxeffect				(41,982)

No reclassification adjustment required				-

Other comprehensive loss				(41,982)				(41,982)

Comprehensive loss				(1,423,166)					(1,423,166)

Balance at December 31, 2008	6,572,631	$ 65,726	$ 11,683,623	$ -	$ (1,836,807)	$ (30,135)		$ (13,308)	$ 9,869,099

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2008

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net (loss) income	$ (1,381,184)	$ 777,837
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	291,018	284,775
Amortization of discount on U.S. Treasury note	(2,139)	(8,013)
Allowance for doubtful accounts on loans receivable	174,150	-
Deferred taxes	(322,693)	61,500
Stock-based compensation	675,882	250,126
Unrealized (gain) in marketable securities	(19,562)	(36,612)
Non-qualified deferred compensation investment	4,072	-
Gain on investments	(3,323)	(4,395)
Market adjustment cash surrender value life insurance policy	21,658	(24,143)

Change in operating assets and liabilities:
Accounts receivable	503,078	(104,296)
Loans receivable from registered representatives	(198,784)	(157,960)
Prepaid expenses and other assets	240,372	(20,972)
Prepaid income taxes	740,935	(731,828)
Accounts payable	(45,920)	298,319
Accrued expenses	113,473	(1,134,965)
Unearned revenues	1,497,615	1,535,345
Commissions payable	(643,263)	(373,965)

Net cash provided by operating activities	1,645,385	610,753

Cash flows from investing activities:
Acquisition of property and equipment	(128,853)	(232,501)
Cash surrender value life insurance policies	(54,664)	(54,443)
Note receivable	(141)	(141)
Proceeds from maturity of Certificate of deposit	250,000	(250,000)
Proceeds from maturity of U.S. Treasury notes	1,000,000	750,000

Net cash provided by investing activities	1,066,342	212,915

Cash flows from financing activities:
Payments on note payable	(853,412)	(838,358)
Exercise of stock options	121,727	52,372

Net cash used in financing activities	(731,685)	(785,986)

Net increase in cash and cash equivalents	1,980,042	37,682

Cash and cash equivalents, beginning of period	4,340,082	5,498,259

Cash and cash equivalents, end of period	$ 6,320,124	$ 5,535,941

Supplemental disclosures of cash flow information:
Interest paid	$ 25,972	$ 38,147

Income taxes paid	$ -	$ 1,310,247

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2008

     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 (UNAUDITED)

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
  In the past, Eastern Point Advisors, Inc. ("EPA") had been the Company’s primary provider of investment advisory services. EPA withdrew its investment advisor registration with the SEC on May 5, 2008. EPA ceased operations and voluntarily dissolved during the fiscal quarter ended June 30, 2008. EPA’s net assets and equity were transferred to ICC and ICH, respectively.
  Investors Capital Holdings Securities Corporation ("ICH Securities") holds cash, cash equivalents, interest income and dividend income for ICH.
  ICC Insurance Agency, Inc. facilitates the sale of insurance and annuities by our representatives.

INTERIM FINANCIAL REPORTING:

     The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and nine month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2008 filed with the SEC.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2008

SIGNIFICANT ACCOUNTING POLICIES: Revenue Recognition

     Company revenue recognition policies are summarized below. These policies are maintained in compliance with SEC Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition in Financial Statements".

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

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

NOTE 2 - SEGMENT INFORMATION

     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) requires that the Company report certain financial and descriptive information about its operating segments. SFAS 131 defines operating segments as components of a business about which separate financial information is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

     The Company's reportable operating segments are (i) broker/dealer and related services offered through ICC and (ii) asset management (investment advisory) services offered through ICC, doing business as ICA, and, until recently, EPA. The segments are strategic business units that are managed separately. They operate under different regulatory systems, provide different services and require distinct marketing strategies and varied technological and operational support. They also have differing revenue models; ICC earns transactional commissions and various fees in connection with the brokerage of securities for its customers, whereas ICA generates recurring revenue from fees that are based on the value of assets under management.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

     Assets are allocated among ICH and its subsidiaries based upon legal ownership and, within ICC, they are further allocated between the two operating segments based upon a determination of which segments utilize the assets. Total period-end assets are presented in this Note 2 on a stand-alone basis, i.e., without inter-company eliminations. Corporate items and eliminations are presented in the following table for the purpose of reconciling the stand-alone asset amounts to total consolidated assets.

     Effective October 1, 2008, management instituted a new expense sharing agreement which revised the previous method of allocating expenses. Prior to the new expense sharing agreement, ICH’s expenses were absorbed by its principal operating subsidiary, ICC, as overhead, and these expenses were then further allocated between the operating segments pro rata to their respective revenue.

       Under the new expense sharing agreement there are no such ICH-generated overhead expenses. Instead, management allocates all expenses separately to the parent and ICC, including allocation of costs associated with shared personnel, based upon time studies and a determination of which entities are the beneficiaries of the services rendered by the personnel. Within ICC, expenses are further allocated between the two segments, ICC and ICA as follows: overhead expenses pro rata to revenue, direct full-time and time-shared employee costs based on the segments being served, and other personnel-related expenses pro rata to head count.

       Segment reporting is as follows:

	Period Ended
	December 31,
	2008	2007

Inter-company eliminations	$ (1,358,670)	$ (1,085,829)
Deferred income taxes	-	(512,314)
Income Taxes	-	(4,468)

Total Corporate items and eliminations	$ (1,358,670)	$ (1,602,611)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

	Quarter Ended December 31,
	2008	2007

Non-interest revenues:
ICC brokerage services	$ 15,501,594	$ 20,217,156
EPA, ICA asset management services	2,730,985	2,823,539
ICH gain (loss) on investments	(11,188)	-

Total	$ 18,221,391	$ 23,040,695

Interest and dividend income:
ICC brokerage services	$ 115,529	$ 195,459
EPA, ICA asset management services	11,185	14,302
ICH	3,402	2,639
ICH Securities	13	17,861

Total	$ 130,129	$ 230,261

Depreciation and amortization expenses:
ICC brokerage services	$ 94,923	$ 96,917
EPA, ICA asset management services	1,167	691

Total	$ 96,090	$ 97,608

Operating (loss) Income :
ICC brokerage services	$ (447,634)	$ (230,478)
EPA, ICA asset management services	252,946	294,822
ICH	(615,227)	53,621
ICH Securities	13	17,841

Total	$ (809,902)	$ 135,806

Period end total assets:
ICC brokerage services	$ 12,986,493	$ 13,097,847
EPA, ICA asset management services	1,187,881	1,435,353
ICH	3,716,731	3,101,337
ICH Securities	10,175	1,433,823
Corporate items and eliminations	(1,358,670)	(1,602,611)

Total	$ 16,542,610	$ 17,465,749

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

	Nine Months Ended December 31,
	2008	2007

Non-interest revenues:
ICC brokerage services	$ 55,016,348	$ 60,753,336
EPA, ICA asset management services	8,885,693	7,674,894
ICH gain (loss) on investments	(4,071)	-

Total	$ 63,897,970	$ 68,428,230

Interest and dividend income:
ICC brokerage services	$ 410,725	$ 567,920
EPA, ICA asset management services	34,796	43,131
ICH	9,684	4,480
ICH Securities	38	61,194

Total	$ 455,243	$ 676,725

Depreciation and amortization expenses:
ICC brokerage services	$ 287,518	$ 282,703
EPA, ICA asset management services	3,500	2,072

Total	$ 291,018	$ 284,775

Operating (loss) income:
ICC brokerage services	$ (143,766)	$ 602,088
EPA, ICA asset management services	912,932	758,976
ICH	(2,401,748)	(4,482)
ICH Securities	38	61,174

Total	$ (1,632,544)	$ 1,417,756

Period end total assets:
ICC brokerage services	$ 12,986,493	$ 13,097,847
EPA, ICA asset management services	1,187,881	1,435,353
ICH	3,716,731	3,101,337
ICH Securities	10,175	1,433,823
Corporate items and eliminations	(1,358,670)	(1,602,611)

Total	$ 16,542,610	$ 17,465,749

NOTE 3 - LITIGATION

     The Company typically is involved with various judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. At December 31, 2008, the Company was a defendant in or subject of various such legal proceedings. The Company maintains Errors and Omissions insurance to protect itself from potential damages and/or legal costs associated with certain law suits and arbitration proceedings whereby the Company’s exposure is generally limited to $75,000 per case, subject to policy limitations and exclusions. The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to $200,000 per case, subject to policy limitations and exclusions.

     The Company had accrued expenses of approximately $1.09 million and $0.14 million as of December 31, 2008 and March 31, 2008, respectively, related to legal fees and estimated probable settlement costs.

NOTE 4 - STOCK BASED COMPENSATION

     The Company applies the provisions of SFAS No. 123R, “Share-Based Payment”, to account for share-based awards made to employees and directors. This pronouncement requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors to be based on estimated fair values. Under the modified prospective transition method selected by the Company, all equity-based awards granted to employees and existing awards

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08 modified are accounted for at fair value with compensation expense recorded as a component of net (loss) income. The Company periodically issues common stock to employees, directors, officers, representatives and other key individuals in accordance with the provisions of the shareholder approved equity compensation plans.

     Prior to the adoption of SFAS 123(R), the Company had granted options and had reported as a footnote disclosure the pro forma effect if we had reported an expense under the guidelines of SFAS No. 123. There was no stock option expense for the three and nine months ended December 31, 2008 and 2007. The pro forma expense calculated using the Black-Scholes option pricing model did not exceed the cumulative expense previously disclosed in the Company’s report on Form 10-K for the fiscal year ended March 31, 2005.

Stock Options

     The following table summarizes information regarding the Company's employee and director fixed stock options as of December 31, 2008 and, 2007:

Employee, Director and Officers	2008		2007

Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	150,000	$1.00	$ 153,332	$1.02
Granted	-		-
Forfeited	-		-
Exercised	-		-
Reclassified(non-employee)	-		-

Outstanding at quarter end	150,000	$1.00	153,332	$1.02

Options exercisable at quarter-end	150,000		153,332

Weighted-average fair value of
options granted during the year	-		-

     The following table summarizes further information about employee and Directors' fixed stock options outstanding as of December 31, 2008:

Options Outstanding			Options Exercisable

Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00

Restricted Stock

     Under the 2005 Equity Incentive Plan (the “Plan”) the Company is authorized to grant shares of ICH common stock to employees, directors, officers, representatives and other key individuals. Restricted shares of stock granted under the Plan as of December 31, 2008 have been either fully vested at date of grant or subject, in whole or in part, to vesting over time periods varying from one to five years after the date of grant. Unvested shares are subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Unvested shares have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

     The following activity occurred during the three months ended December 31, 2008:

		Weighted Average	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value

Non-vested at October 1, 2008	150,134	$ 2.95	1.85 yrs	$ 442,895
Granted	-	$ -		-
Vested	(45,356)	$ 5.04		(228,594)
Canceled	(1,137)	$ 5.15		(5,856)

Non-vested at December 31, 2008	103,641	$ 2.95	2.04 years	$ 305,741

The following activity occurred during the nine months ended December 31, 2008:
		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value

Non-vested at April 1, 2008	264,142	$ 2.38	1.76 years	$ 628,658
Granted	2,000	$ 4.53		9,060
Vested	(141,201)	$ 5.01		(707,417)
Canceled	(21,300)	$ 4.73		(100,749)

Non-vested at December 31, 2008	103,641	$ 3.66	2.04 years	$ 379,326

     During the three months ended December 31, 2008 the Company incurred $166,047 of compensation costs related to the Company’s grants of restricted stock to executives and employees, and $34,028 for grants to independent representatives, under the Plan. During the three months ended December 31, 2007 the Company incurred $41,209 of compensation costs related to the Company’s grants of restricted stock to employees, and $38,853 for grants to independent representatives, under the Plan.

     For the nine months ended December 31, 2008 the Company incurred $531,791 of compensation costs related to executives and employees, and $144,091 for grants to independent representatives, under the Plan. For the nine months ended December 31, 2007 compensation costs included $150,702 to employees and $99,424 for grants to independent representatives under the Plan.

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

     Under the terms of the Transition Agreement and an associated promissory note, the receivable owed by the Funds to the Company was assigned to DGA and DGA agreed to pay the Company an amount equal to the total of all fees that the Company had waived or remitted to a fund in the Trust through October 18, 2005. In addition, DGA agreed to pay the Company 10 basis points on the assets raised by the Company’s broker dealer, ICC, at the effective time of transition, October 18, 2005 subject to “mark to market” adjustments. These fees are paid to the Company on a quarterly basis. Although these payments are part of the agreement between DGA and the Trust, they are not part of the terms of the note and are deemed separate.

     The note provides for a principal amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and full payment on or before October 31, 2010. Prepayments are permitted without penalty. Interest accrued for the periods ended December 31, 2008 and March 31, 2008 were $8,815 and $8,674, respectively

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

NOTE 6 – LOANS TO REGISTERED REPRESENTATIVES

     ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals. Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. $0 and $32,450 was charged to commission expense upon the meeting respective forgiveness terms for the three and nine months ended December 31, 2008. There were no loans written off to commission expense for the three and nine months ended December 31, 2007, respectively.

     Some loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have failed the forgiveness contingency, are repayable to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are paid off. Interest charged on these loans to representatives range from 6% to 11.25% annually.

	December 31,	March 31,
	2008	2008

Forgiveable loans	$ 389,919	$ 475,488
Other loans	547,029	339,547
Less: allowance for doubtful accounts	(97,279)	-

Total loans to registered representatives	$ 839,669	$ 815,035

NOTE 7 - INVESTMENTS

     Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At December 31, 2008 and March 31, 2008, the Company recorded its private equity holdings at cost of $40,000 in accordance with Accounting Principles Board No. 18 "The Equity Method of Accounting for Investments in Common Stock", as the Company does not exercise significant influence over these equity investments.

     The Company had investments in U.S Treasury Notes being held to maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments matured during the nine-months ended December 31, 2008.

       These investments are presented at an amortized value as follows as of March 31, 2008:

Purchase Date	Purchase Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Amortized Cost	Interest Date

7/12/2006	$ 248,525	US TREAS NOTES 4.875% 04/30/08 B/E DTD 04/30/06 N/C	$ 250,000	$ 249,918	Apr 30, Oct 31
7/12/2006	249,727	US TREAS NOTES 5.125% 06/30/08 B/E DTD 06/30/06 N/C	250,000	250,007	Jun 30, Dec 30
9/28/2006	250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	250,000	250,159	Feb 28, Aug 28
11/3/2006	242,460	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	247,777	Apr 15, Oct 15

	$ 991,444	Balance at March 31, 2008	$ 1,000,000	$ 997,861

     At March 31, 2008, the Company held an investment in a $250,000 Certificate of Deposit, which matured on December 26, 2008 with a coupon rate of 4.7% .

NOTE 8 – FAIR VALUE MEASUREMENTS

     On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for certain financial assets and financial liabilities that are measured at fair value on a recurring basis. In February 2008, the Company also adopted FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. Also, in October 2008, FASB issued FSP-3 “Determining the Fair Value of a financial asset when the market for that asset is not active” which was effective upon issuance including periods for

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08 which financial statements had not been issued. SFAS 157 provides a consistent definition of fair value, with a focus on exit price from the perspective of a market participant.

     The Company holds short-term money market investments, commercial paper, investments in private equity, and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches when market quotes are not readily accessible or available.

     Valuation techniques for fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s best estimate, considering all relevant information. These valuation techniques involve some level of management estimation and judgment. The process to determine fair value also includes making appropriate adjustments to the valuation model outputs to consider risk factors.

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

     The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of December 31, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements of Reporting Date Using

			Significant
		Quotes Prices in	Other	Significant
	Total Fair Value of	Active Markets for	Observable	Unobservable
	Asset or Liability	Identical Assets	Inputs	Inputs

Non-qualified deferred compensation investment	$ 492,237	$ 492,237	$ -	$ -
Cash surrender value of life insurance policies	392,475	392,475	-	-
Investments	137,165	137,165	-	-
Marketable securities, at market value	71,569	71,569	-	-
Private equity investments, at cost	40,000	-	-	40,000

Total Assets	$ 1,133,446	$ 1,093,446	$ -	$ 40,000

Securities sold, not yet purchased, at market value	$ 12,031	$ 12,031
Non-qualified deferred compensation plan	493,631	493,631

Total Liabilities	$ 505,662	$ 505,662

NOTE 9 – NON-QUALIFIED PLAN

     Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan. ICH is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC Representatives to elect to defer a portion of fees earned by them, as well as any gains or losses on the underlying investments, as defined by the NQ Plan. The total amount of compensation deferred by the participating representatives was $84,159 and $368,123 for the three and nine months ended December 31, 2008.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis reviews our consolidated financial condition as of December 31, 2008 and March 31, 2008, the consolidated results of operations for the three and nine months ended December 31, 2008 and 2007 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three or nine months ended December 31, 2008, (ii) the “prior period” means the three or nine months ended December 31, 2007, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

Recruitment and Support of Representatives

     A key component of our business strategy is to recruit well-established, productive representatives who generate substantial revenues from a broad array of investment products and services. Additionally, we assist our existing representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients. The Company focuses on providing substantial added value to our representatives’ practices, enabling them to be more productive in their investment advisory and brokerage businesses.

     Support provided to assist representatives in pursuing consistent and profitable sales growth takes many forms, including online brokerage systems, asset management models, training in practice management, targeted financial assistance and a network of communication links with investment product companies. Regional and national conventions provide forums for interaction to improve product knowledge, sales and client satisfaction. In addition, our dedicated transition and business development team focuses on providing representatives with programs and tools to grow their businesses both through new client acquisition and advancement of existing client relationships. These programs enhance our ability to attract and retain productive representatives.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

OUR PROCESS

Check and Application

     Transactions are conducted through a process whereby the client submits a check and application for the desired investment product. Our services include principal review and may also include submission to the investment company.

Online Trading

     Through the use of our remote electronic-entry trading platform, registered representatives can efficiently submit a wide range of equity trades online. Trades are reviewed by our principals and our clearing firm before processing.

Bond Trading

     The Company’s fixed-income trading desk uses a network of regional and primary dealers to execute trades across a broad array of fixed-income asset classes. The desk also utilizes several dealer-only electronic services that allow the desk to offer inventory and to efficiently execute trades.

Asset Allocation

     Asset allocation services are available through ICA. These services, for the most part, are executed through our online trading platform. Other allocation services are performed with the respective fund companies directly.

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

CRITICAL ACCOUNTING POLICIES

In General

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that of its significant accounting policies (see Note 1 to the Company’s condensed consolidated financials statements contained herein), those dealing with revenue recognition, allowance for doubtful accounts receivable, and taxes involve a particularly high degree of judgment and complexity. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. By their nature, estimates involve judgment based upon available information. Actual results or amounts can and do differ from estimates and the differences can have a material effect on the condensed consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

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

COMPARISON OF THE FISCAL QUARTERS ENDED DECEMBER 31, 2008 AND 2007

RESULTS OF OPERATIONS

			Percentage of Revenue		Percent
	Quarter Ended December 31,		Quarter Ended December 31,		Change
	2008	2007	2008	2007	2008 vs 2007

Revenue:
Commissions	$ 15,002,034	$ 19,552,008	81.7%	84.0%	-23.3%
Advisory fees	2,681,734	2,752,804	14.6%	11.8%	-2.6%
Other fee income	398,811	421,439	2.2%	1.8%	-5.4%
Marketing revenue	150,000	314,444	0.8%	1.4%	-52.3%
Interest, dividend and investment	118,941	230,261	0.7%	1.0%	-48.3%

Total revenue	18,351,520	23,270,956	100.0%	100.0%	-21.1%

Commission and advisory fee expenses	14,370,627	18,190,813	78.3%	78.2%	-21.0%

Gross profit	3,980,893	5,080,143	21.7%	21.8%	-21.6%

Operating expenses:

Advertising	267,918	460,114	1.5%	2.0%	-41.8%
Communications	267,047	197,344	1.5%	0.8%	35.3%

Total Selling expenses	534,965	657,458	2.9%	2.8%	-18.6%

Compensation and benefits	2,197,976	3,124,694	12.0%	13.4%	-29.7%
Regulatory, legal and professional	1,400,626	573,941	7.6%	2.5%	144.0%
Occupancy	251,628	282,158	1.4%	1.2%	-10.8%
Other administrative	401,226	302,155	2.2%	1.3%	32.8%
Interest	4,374	3,931	0.0%	0.0%	11.3%

Total administrative expenses	4,255,830	4,286,879	23.2%	18.4%	-0.7%

Total operating expenses	4,790,795	4,944,337	26.1%	21.2%	-3.1%

Operating (loss) income	(809,902)	135,806	-4.4%	0.6%	-696.4%

(Loss) income before income taxes	(809,902)	135,806	-4.4%	0.6%	-696.4%

(Benefit) provision for income taxes	(195,187)	83,585	-1.1%	0.4%	-333.5%

Net (loss) income	$ (614,715)	$ 52,221	-3.3%	0.2%	-1,277.1%

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

Practice Diversification

     The Company, through its recruitment practices and education and training programs, encourages diversification of the array of investments products and services offered by our independent representatives. First and foremost, this enables our representatives to more fully serve the investment and security needs of their clients, particularly in unsettling volatile markets. Recruitment of representatives who are duly qualified to offer sophisticated investment products to their clients historically also has resulted in growth of transaction and fee-based business that, in addition to generating relatively high margins, are expected to help the Company weather a down market due to recurring revenues generated by these types of services.

REVENUES

     Revenues decreased significantly this period compared to the prior period. The $4.92 million, or 21.1%, decrease primarily came from commissionable revenues which dropped by $4.56 million as a result of the deepening financial markets crisis. Fees from advisory services also dropped from $2.75 million for quarter ended December 31, 2007 to $2.68 million, or 2.6%, for the quarter ended December 31, 2008; however, advisory services revenue would have dropped off an additional 10% had it not been for the relocation of assets from brokerage commission accounts to our investment advisor accounts due to the repeal of the regulatory rule commonly referred to as the “Merrill Lynch rule”.

     The “Merrill Lynch rule”, which had previously allowed fees based on assets in a client’s brokerage account (i.e., fee based commissions), was repealed and, effective October 1, 2007, assets had to be relocated to either commission-based brokerage accounts or investment advisor accounts.

     There had been a recent trend of higher growth in our fee-based advisory services, compared to typically lower-margin commission-based services; however, that growth halted this quarter due to a significant decrease in the value of assets under management resulting from declining market prices and reduced influx of new investment dollars.

     Management seeks a diversified revenue stream to provide a degree of protection from market risk and continues to emphasize retention and recruitment of representatives who seek to leverage the full range of our technology platforms.

Commissions

     Revenues from commissions dropped in all major categories due to a significant decline in retail investment reflecting the setting in of consumer skepticism toward volatile and uncertain financial markets. Although the Company’s revenue stream is diversified and does not entirely rely on new investment dollars, recurring brokerage revenues did not offset across-the-board declines in new investment.

The following table details commission revenue by product type included in commissions:
					Percentage
				Percent of	change 2008 vs.
Product Type	2008	2007	2008 vs. 2007	total change	2007

Variable Annuities	$ 6,198,345	$ 7,233,181	$ (1,034,836)	-22.7%	-14.3%
Brokerage (1)	5,237,223	7,068,402	$ (1,831,179)	-40.2%	-25.9%
Mutual Funds	1,247,252	2,449,842	$ (1,202,590)	-26.4%	-49.1%
Direct Participation Programs	2,261,369	2,747,409	$ (486,040)	-10.8%	-17.7%
Other	57,845	53,174	$ 4,671	0.1%	8.8%

Total Commissions Revenue	$ 15,002,034	$ 19,552,008	$ (4,549,974)	100.0%	-23.3%

1. Revenue designated as brokerage includes revenue from mutual funds sold through our trading platform. Revenue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

Advisory Fees

     Advisory revenues declined only moderately in a bear market, primarily due to an increase in recurring non-grid revenue stemming from growth in assets under management. Despite the downward pressure placed on advisory fees by current declines in the market value of financial assets under management, the Company remains focused on growing revenues in this sector to curtail any negative impact on other revenue sources from unpredictable market volatility.

Other Fee Income

     Other fee income, primarily comprised of licensing and financial planning fees, were consistent with the prior period’s results.

Marketing Revenue

     Marketing revenues decreased by $0.16 million, or 52.3%, due primarily to the occurrence of our National Convention in the third quarter of the current fiscal year versus the second quarter of the prior fiscal year.

Other Income

     Other income, primarily interest, declined by 48.4% to $0.12 million, compared to $0.23 million during the prior period. The decrease is directly attributable to a reduction in interest income earned on declining trade and related cash balances.

GROSS MARGINS
	Amount		% of Sales (Retention Rate)		% of Total Gross Margin
	Quarter Ended December 31		Quarter Ended December 31		Quarter Ended December 31		Percent Change

							2008
	2008	2007	2008	2007	2008	2007	vs. 2007

Commissions:
Check and Application	$ 1,261,906	$ 1,615,955	13.0%	13.0%	31.7%	31.8%	-21.9%
Brokerage	1,616,132	1,956,135	28.6%	27.7%	40.6%	38.5%	-17.4%
Fixed Insurance	25,245	45,174	100.0%	100.0%	0.6%	0.9%	-44.1%
Underwriting	3,220	800	9.9%	10.0%	0.1%	0.10%	302.5%

Total	2,906,503	3,618,064			73.0%	71.3%	-19.7%

Advisory Services:
A-MAP	342,228	426,570	23.3%	23.1%	8.6%	8.4%	-19.8%
Other	217,686	229,128	n/a1	n/a1	5.5%	4.6%	-5.0%

Total	559,914	655,698	24.9%	23.2%	14.1%	13.0%	-14.6%

Licensing	326,125	342,193	n/a1	n/a1	8.2%	6.7%	-4.7%
Marketing	150,000	314,444	n/a1	n/a1	3.8%	6.1%	-52.3%
Other Income	38,351	149,744	n/a1	n/a1	0.9%	2.9%	-74.4%

Total Gross Margin	$ 3,980,893	$ 5,080,143	21.7%	21.8%	100.0%	100.0%	-21.6%

1. Due to account composition of the notated products, profit margin retention is not a relevant indicator of performance and is not tracked.

     Gross margin decreased by $1.10 million, or 21.6%, to $3.98 million for the current period. Principal components of this decline include $0.34 million in brokerage, $0.35 million in direct check and application, and $0.16 million in marketing.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

Commissions

     The combined $0.69 million decrease in gross profit in commissions from brokerage and check and application was the result of a contraction in commissionable revenues attributed to the market deterioration which directly correlated to a decline in new investment dollars provided in the current period versus the prior period.

     Net commissions from equity trades decreased by $0.41 million as uncertainty in the financial markets continue to impact our profit margins in this sector. There also was a $0.13 million dollar increase in profit margin from recurring brokerage, which helped to offset the overall decrease in net commissions. Finally, we experienced a $0.35 million decline in profit margin from our direct check application segment resulting from a $2.72 million reduction in gross dealer concessions driven by current market conditions.

Advisory Services

     We experienced a $0.09 million, or 19.8%, decrease in gross margin from our A-MAP rep-directed managed assets program reflecting a fall in the value of assets under management values attributable principally to the stock market decline and a contraction in new investment dollars. However, profit margin from non-AMAP advisory programs remained relatively flat for the comparative quarters.

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

       Commission and advisory fees expenses during the current period were $14.37 million versus $18.19 million in the prior period. As a percentage of revenue generated by representatives (i.e., commissions, advisory fees and other fees), commission and advisory expenses decreased slightly from 80.0% in the prior period to 79.5% in the current period. These expenses include commissions to representatives, clearing costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

OPERATING EXPENSES

       Operating expenses declined by 3.1% to $4.79 million as described below.

Compensation and Benefits

     The largest component of operating expense, compensation and benefits, decreased by $0.93 million or 29.7% . The drop in compensation can be attributed principally to a lack of bonus grants during the current period while in the prior period bonuses to executives and employees totaled $0.83 million. In addition, there were savings of $0.22 million related to employee layoffs and the resignation of an officer offset by an increase of $0.12 million in stock compensation.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses increased by $0.83 million or 144.0% . The largest component of this increase was a $0.48 million rise in accrued estimated legal settlement costs for a court case that has not settled. The Company also experienced a $0.37 million increase in settlement costs and an additional $0.12 million increase in legal fees incurred in connection with various legal proceedings.

     The Company will continue to incur legal fees and settlement costs as it operates in a litigious industry embedded with regulation. In addition to incurring costs in the defense of legal proceedings, the Company also will continue to invest significant resources to reduce the likelihood of future litigation exposure by promoting accuracy, ensuring sound operational techniques and applying appropriate supervisory measures.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

Advertising

     Advertising, which includes related marketing and recruiting expenses, decreased by $0.19 million or 41.8% . Beginning in our prior fiscal year, the Company began aggressively branding, placing advertisements in financial services trade publications, to communicate to potential representative recruits the key role that our customer service, technology infrastructure and back office support can play in maintaining and growing their businesses. Reflecting prevailing economic conditions, during the current period we reduced our advertising exposure in publications as part of a general effort to cut non-essential costs.

Communications

     Communications expenses increased by $0.07 million, or 35.3%, primarily due to holding a top producers conference during the third quarter that had been held in the second quarter of the previous fiscal year.

Occupancy

     Occupancy expenses, which include depreciation, decreased $0.03 million, or 10.8%, reflect savings from the closing our Braintree, Massachusetts and Manhattan, New York investment centers.

Other Administrative

     Other administrative expenses, which include various insurance, postage, office and computer-related expenses, increased by $0.10 million, or 32.8%, primarily due to the increase in the allowance and the write off of loans to representative deemed to be uncollectible, as well as fees paid to our independent Board Members for serving in various capacities on the Board of Directors and its committees.

OPERATING AND NET INCOME AND LOSS

     Net loss totaled $0.62 million, or $0.10 loss per basic, compared to net income of $0.05 million, or $.01earnings per basic share for the prior period. The deterioration in after-tax results was due to an unfavorable $0.95 million swing in operating income/loss that was partially offset by a $0.20 million benefit for income taxes. The decline in operating income was driven primarily by a $1.10 million drop in gross profit. Total operating expenses also decreased, by $0.15 million, despite substantial increases in regulatory, legal and professional and other administrative expense, due primarily to cost cutting compensation and benefits and advertising.

     Management attributes the current contraction in revenue primarily to widespread turmoil in financial markets that initially was triggered by the sub-prime mortgage crisis. The reduction in revenues reflects a significant decline in equity investments and underlying advisory asset values.

     Based upon various factors including the quarterly and year-to-date financial results, management has revised its internal financial projections annual projections during the period from profitability, to a projected break-even performance. The revised projection’s pretax profit significantly impacted the Company’s tax rate when compared to the projected pretax profit as of the end of the prior quarter. Also, the Company has sizable permanent differences, due to meals and entertainment charges and disallowance of projected excess executive compensation that negatively impacted federal tax rates, resulting in a tax benefit for the three months ended December 31, 2008.

     The Company cannot forecast the severity or longevity of the impact on the Company’s financial position and results that may result from a continuation of unfavorable economic and market conditions. Further, much of such future impact inherently beyond the Company’s control. However, management believes that we are properly positioned to minimize negative impact on revenues by continuing our aggressive efforts to attract and retain productive representatives who offer diversified managed portfolios of investments that will encourage clients to remain invested in potentially volatile and down markets. In addition, we continue to seek to identify and implement cost control measures, such as our July 2008 workforce reduction and recent cuts in advertising costs that will help us retain cash over the near term without impairing our ability to generate needed revenue and, over the longer term, to return to revenue growth and profitability Management also is organizing and undertaking various initiatives to encourage the use of best practices to improve operational efficiency, grow revenues and continue building a strong culture of compliance with applicable laws, rules and regulations.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

COMPARISON OF THE NINE MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007

     Results reported for the current nine-month period compared to the year ago nine-month period are discussed below to the extent that explanations for comparative variances in year to date results differ appreciably from the explanations for comparative quarterly results discussed above. Please refer to the comparative quarterly results analysis for a general explanation of variances concerning the current nine-month period that are not discussed below.

RESULTS OF OPERATIONS
			Percent of Revenue
			Nine Months Ended		Percent
	Nine Months Ended December 31,		December 31,		Change

					2008
	2008	2007	2008	2007	vs. 2007

Revenues:
Commission	$ 53,740,265	$ 59,227,984	83.5%	85.7%	-9.3%
Advisory fees	8,728,455	7,459,340	13.6%	10.8%	17.0%
Other fee income	676,855	694,399	1.1%	1.0%	-2.5%
Marketing revenue	756,465	1,043,808	1.2%	1.5%	-27.5%
Other income	451,173	679,424	0.6%	1.0%	-33.6%

Total revenue	64,353,213	69,104,955	100.0%	100.0%	-6.9%

Commission and advisory expenses	51,595,479	55,343,761	80.2%	80.1%	-6.8%

Gross profit	12,757,734	13,761,194	19.8%	19.9%	-7.3%

Operating expenses:

Advertising	1,032,823	1,155,808	1.6%	1.7%	-10.6%
Communications	902,096	712,370	1.4%	1.0%	26.6%

Total selling expenses	1,934,919	1,868,178	3.0%	2.7%	3.6%

Compensation and benefits	7,197,913	7,181,897	11.2%	10.4%	0.2%
Regulatory, legal and professional	3,240,607	1,500,833	5.0%	2.2%	115.9%
Occupancy	822,827	877,545	1.3%	1.3%	-6.2%
Other administrative expenses	1,168,040	876,838	1.8%	1.3%	33.2%
Interest expense	25,972	38,147	0.0%	0.1%	-31.9%

Total administrative expenses	12,455,359	10,475,260	19.3%	15.3%	18.9%

Total operating expenses	14,390,278	12,343,438	22.3%	18.0%	16.6%

Operating (loss) income	(1,632,544)	1,417,756	-2.5%	2.0%	-215.1%

(Loss) income before income taxes	(1,632,544)	1,417,756	-2.5%	2.0%	-215.1%

(Benefit) provision for income taxes	(251,360)	639,919	-0.4%	0.9%	-139.3%

Net (loss) income	$ (1,381,184)	$ 777,837	-2.1%	1.1%	-277.6%

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

     A key metric that we use to assess the quality of our representatives is per capita revenue based on a rolling 12-month period. This metric is based on the number of “producing” representatives, which is derived by subtracting home office staff and administrative representatives from the total number of representatives. There were 786 and 759 total representatives at December 31, 2008 and 2007, respectively.

	Twelve Month Period		Percentage
	December 31, 2008	December 31, 2007	Change

Commission	$ 72,057,772	$ 78,770,871	-8.5%
Advisory	11,773,146	9,325,404	26.2%
Other fee income	1,042,961	1,037,925	0.5%

	$ 84,873,879	$ 89,134,200	-4.8%

Number of Producing Representatives	646	674	-4.2%
Average Revenue Per Producing Representative	$ 131,384	$ 132,247	-0.7%

     Although total revenues dropped for the nine month comparative year to date periods, the average revenue per producing representative remained relatively flat for the comparative rolling 12-month period ended December 31, 2008 versus December 31, 2007. This is a refection of our productive representatives withstanding a contentious market.

REVENUES

       Revenues decreased by $4.75 million, or 6.9%, as explained below. Recurring revenues, which includes our advisory segment as well as interest and quarterly fees from mutual funds and variable annuities, increased by 2.1% from $17.3 to $17.7 million.

Commissions

       The Company experienced a 9.3%, or $5.49 million, drop in commission revenues due to deteriorating market conditions. $0.77 million of the decrease was due to the relocation of assets from brokerage commission accounts to advisory services accounts due to the repeal of the “Merrill Lynch rule”.

		Commission Revenue
	Nine Months Ended December 31, 2008 and 2007

					Percentage
				Percent of	change 2008
Product Type[1] :	2008	2007	2008 vs. 2007	total change	vs 2007

Variable Annuities	$ 21,845,751	$ 22,953,332	$ (1,107,581)	-20.2%	-4.8%
Brokerage	17,487,207	19,273,273	(1,786,066)	-32.5%	-9.3%
Mutual Funds	5,770,950	8,345,071	(2,574,121)	-47.0%	-30.8%
Direct Participation Programs	8,434,054	8,463,467	(29,413)	-0.4%	-0.3%
Other	202,303	192,841	9,462	0.1%	4.9%

Total Commission Revenue	$ 53,740,265	$ 59,227,984	$ (5,487,719)	-100.0%	-9.3%

1. Revenue designated as Brokerage includes revenue from mutual funds sold through our trading platform. Revenue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

     Commissions decreased considerably during the current period. Commissions from variable annuities and mutual funds, which combined to account for 67.1 % of the decrease, are usually generated when there is new investment. Although commissions from brokerage in part are derived from recurring revenues, these revenues were not sufficient to prevent a 32.5% drop in commissions from brokerage.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

Advisory Fees

     Advisory fees grew by 17.0% during the current period versus the prior period, driven by a $1.28 million increase in non-A-MAP (ICA-directed) fees of which $1.01 million came from relocation of assets from fee based commission accounts into investment advisory accounts. Offsetting this increase was a slight decrease in A-MAP revenues due primarily to contraction in the financial markets which reduced the market value of assets under management.

Other Fee Income

       Other fee income remained relatively flat for the comparative periods.

Marketing Revenue

     Marketing revenues decreased by 27.5%, or $0.29 million, over the prior period. This decrease was primarily attributed to a decrease in marketing support revenue earned from product sales.

Other Income

     Other income decreased by 33.6%, or $0.23 million, over the year ago period reflecting a decrease in interest income due to reduced trading and cash account balances.

GROSS MARGINS
			% of Sales (Retention Rate)		% of Total Gross Margin
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	December 31,		December 31,		December 31,		% Change

							2008
	2008	2007	2008	2007	2008	2007	vs. 2007

Commissions:
Check & Application	$ 4,686,597	$ 5,169,040	13.0%	13.0%	36.7%	37.4%	-9.3%
Brokerage	4,681,488	4,789,497	24.7%	24.9%	36.7%	34.8%	-2.3%
Fixed Insurance	80,702	130,654	100.0%	100.0%	0.6%	0.9%	-38.2%
Underwriting	22,262	6,219	18.3%	10.0%	0.2%	0.1%	258.0%

Total	9,471,050	10,095,410			74.2%	73.2%	-6.2%

Advisory Services:
A-MAP	1,159,681	1,120,785	23.1%	22.3%	9.2%	8.1%	3.5%
Other	707,788	567,810	n/a1	n/a1	5.5%	4.1%	24.7%

Total	1,867,469	1,688,595	25.0%	22.0%	14.7%	12.2%	10.6%

Licensing	453,517	471,261	n/a1	n/a1	3.7%	3.4%	-3.8%
Marketing	756,465	1,043,808	n/a1	n/a1	5.8%	7.7%	-27.5%
Other income	209,234	462,120	n/a1	n/a1	1.6%	3.5%	-54.7%

Total Gross Margin	$ 12,757,734	$ 13,761,194	19.8%	19.9%	100.0%	100.0%	-7.3%

1. Due to account composition, profit margin retention for these products is not deemed a useful indicator of performance.

Check and Application

     Gross profit from our check and application business decreased by 9.3% or $0.48 million primarily due to a drop in revenues as investment dollars in our direct business have stalled.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

Brokerage Services

     Brokerage services profit margin experienced a $0.11 million decrease due, in part, to the relocation of assets from the fee based commission accounts to investment advisor accounts per the repeal of the ‘Merrill Lynch Rule’. In addition, the significant drop in equities being traded in our most recent quarter has impacted our profit margin in this sector as the uncertainty in the market and overall economy has slowed down trading volume.

Advisory Services

     Advisory services profit margin grew by 10.6%, or $0.18 million, reflecting a 24.7%, or $0.14 million, increase in fees from advisory programs other than A-MAP. The growth in this area primarily came from ICA-directed advisory programs.

Commission and Advisory Fees Expenses

     Commission and advisory fees expenses during the current nine-month period were $51.60 million versus $55.34 million in the prior period. As a percentage of revenue generated by representatives (i.e., commissions, advisory fees and other fees), commission and advisory expenses decreased slightly from 82.1% to 81.7% . These expenses include commissions to representatives, clearing costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

OPERATING EXPENSES

       Operating expenses, which increased by 16.6% to $14.4 million, are discussed in detail below.

Compensation and Benefits

     Compensation and benefits remained relatively flat for the comparative periods as the $0.42 million or 7.2% decrease in compensation in the form of bonuses, cost cuts from employee layoffs, and the resignation of one of our officers were offset in part from the 170%, or $0.43 million increase in compensation related to restricted stock awards.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses posted a 115.9%, or $1.74 million, increase stemming mostly from the settlement of various legal proceedings, an increase in legal fees pertaining to other corporate matters, and an increase in an accrual for estimated expenses pertaining to one of our legal proceedings that has not settled.

Advertising

     The Company’s advertising expenses decreased by 10.6% compared to the prior period in which we aggressively spent advertising dollars promoting our brand of quality customer service to independent financial representatives.

Communications

     Communication expenses rose by 26.6% principally due to an increase in costs incurred for hosting our email server domain to meet regulatory and compliance requirements, as well as webinars to educate our representatives.

Occupancy

     Occupancy expenses decreased by 6.2 % in the current period versus the year ago nine-month period reflecting the closing of various investment centers.

Other Administrative

     Other administrative expenses increased in the current period by 33.2% to $0.40 million primarily due to an allowance for uncollectible accounts from loans granted to representatives of $0.17 million, as well as a $0.12 million increase in independent director fees for serving on the Board and its committees.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

OPERATING AND NET LOSS

     Net loss totaled $1.38 million, or $0.22 per basic and diluted share, compared to net income of $0.78 million, or $0.13 per basic share, for the prior period. The deterioration of operating income was due primarily to a $2.05 million increase in operating expenses consisting mostly of legal fees and estimated settlement costs and accruals with respect to various legal proceedings. The decline in operating income for the nine months ended December 31, 2008 reflects substantial increases in professional fees for corporate matters, as well as compensation for vesting of previously granted stock to executives offset by the decrease in revenues from our recent quarter. The Company is beginning to feel the ill effects of an economic recession that has impacted the financial markets substantially. Accordingly, the Company is stepping up its cost cutting efforts and is actively exploring potential initiatives to ensure operational excellence, financial stability and adequate capital reserves.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that achieving a return on equity goals requires the efficient use of capital. Historically, we have financed our operations primarily with internally generated cash flow from our core broker-dealer and investment advisory services. Market fluctuations, general uncertainty and negative sentiment in financial markets can have a negative impact on this cash flow. The Company works to minimize this impact by aggressively recruiting and retaining sophisticated representatives who can offer diversified products that continue to meet the needs of their clients despite changing market conditions.

     The Company takes a proactive approach to minimizing the occurrence and impact of events that may lead to unpredictable cash outflows, including major legal proceedings, trade errors, and fines and other sanctions imposed by regulatory agencies such as FINRA, the SEC and state securities regulators. Accordingly, the Company has been allocating considerable resources to stay current with the many rules and regulations applicable to our business and to provide up-to-date education and training to our staff and independent representatives. A key to this approach is ensuring that adequate controls over our operations and those of our representatives are implemented and periodically updated. As part of this effort, substantial resources have been committed to enhancing the capabilities of our compliance team, whose tasks include assuring that our representatives give adequate attention to the circumstances and interests of their clients when recommending investment options.

     As of December 31, 2008, cash and cash equivalents totaled $6.32 million compared to $4.34 million as of March 31, 2008. Working capital as of December 31, 2008 was $6.21 million compared to $6.89 million as of March 31, 3008. The ratio of current assets to current liabilities was 2.00 to 1 as of December 31, 2008 compared to 2.10 to 1 as of March 31, 2008.

     Operations provided cash flow of $1.65 million for the nine months ended December 31, 2008 compared to $0.61 million of cash provided for the nine months ended December 31, 2007. Cash flow from operations, in comparing the current period cash flows to the prior period, generated an increase of $1.04 million as a result of several factors, noted below.

     We experienced a $2.16 million decrease in cash flows because of the change in net income as the Company reported a $1.38 million loss in the current nine-month period versus a $0.78 million profit in the prior period. Offsetting this decrease was a $1.25 million increase in cash flow from the change in accrued expenses, primarily related to litigation, in the current period versus an increase in accrued expenses in the prior period pertaining to the Massachusetts Proceedings. We experienced a $1.47 increase from a change in prepaid income taxes, primarily as a result of an income tax refund of $0.67 million in the current period versus $1.31 million in income taxes paid in the prior period. Finally, we had a $0.48 million increase from other changes in cash flow from operating activities.

     Cash inflows from investing activities for the current period totaling $1.07 million were derived principally from investments in treasury notes and certificate of deposits maturing in the current period whereas, in the prior period, we had $0.23 in capital expenditures and $0.50 million in cash inflows from similar investments.

     Finally, cash flow for financing activities in the current period paralleled the prior period as we disbursed $0.85 million in loan payments to finance insurance premiums for the nine month period ended December 31, 2008 versus $0.84 million for the same nine month period last year.

NET CAPITAL

     Cash disbursements can have a material impact on our brokerage firm’s net capital. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that ICC, our broker-dealer subsidiary, maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1. Under the rule, indebtedness generally includes all

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

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

     As of December 31, 2008, ICC had net capital of $2.17 million (an excess of $1.71 million) and a 3.2 to 1 net capital ratio as compared to net capital of $1.29 million (an excess of $0.80 million) and a 5.70 to 1 net capital ratio as of March 31, 2008. The significant change was the result of ICH infusing $1.29 million of capital into the broker-dealer through the conversion of the inter-company indebtedness.

     The nine month period loss reported was not fully reflected in our net capital due to non-cash expenses including $0.68 from the vesting of the restricted stock awards that were issued to executives, $0.29 million from depreciation, and $0.17 million from other non-cash expenses.

     Given the current unsettled economic and financial market conditions, the Company is focused on rapidly implementing measures designed to ensure the continued maintenance of adequate capital, facilitate growth and improve profitability.

COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases in accordance with the requirements under FASB No. 13 "Accounting for Leases". The terms of the leases expire between fiscal year 2009 and 2014. Options to renew for additional terms are included under the lease agreements. Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes. While management has no plans to cancel, the Company is contractually obligated in the short-term for costs associated with hosting national events at various hotels and those contingent liabilities are included in the table below for the year ending March 31, 2009.

       The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2008:

Year ending March 31, 2009	$ 528,235
Year ending March 31, 2010	415,560
Year ending March 31, 2011	375,186
Year ending March 31, 2012	350,533
Year ending March 31, 2013	24,000
2014 and thereafter	72,000

Total minimum lease payments	$ 1,765,514

     Total lease expense approximated $0.13 and $0.16 million for each of the three months ended December 31, 2008 and 2007, respectively. Total lease expense approximated $0.45 and $0.53 million for each of the nine months ended December 31, 2008 and 2007, respectively.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

Changes in Internal Controls

     There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company operates in a highly litigious and regulated business, and the Company often is made a defendant in various lawsuits and arbitrations that are incidental to our securities business. The Company typically vigorously contests the allegations of the complaints and believes that there are meritorious defenses in these matters. From time to time the Company also is the subject of regulatory investigations and proceedings. Counsel is unable to respond concerning the likelihood of outcomes, whether favorable or unfavorable, in these matters because of routine and inherent uncertainties.

     The Company's errors and omissions (E&O) policy frequently limits the Company’s maximum exposure in any one case to $75,000, subject to policy limitations and exclusions ($100,000 for claims filed after December 31, 2008). The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to $200,000 per case, subject to policy limitations and exclusions. In certain of these cases, the Company has the contractual right to seek indemnity from related parties. Despite these mitigating factors, total expenses incurred in connection with legal proceedings have been significant in prior periods and may so continue.

ITEMS 2 – 5.

       None.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

ITEM 6. EXHIBITS
Exhibit
Number	Description	Location
3.1	Articles of Organization, as amended		(2)(Exh. 3.1)
3.2	By-Laws		(2)(Exh. 3.2)
4.1	Form of Stock Certificate		(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)		(2)(Exh. 10.1)
10.2	Employment Agreement with Timothy B. Murphy (3)		(2)(Exh. 10.2)
10.3	The 1994 Stock Option Plan (3)		(5)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)		(2)(Exh. 10.3)
10.6	The 2001 Equity Incentive Plan (3)		(6)(Exh. 4.4)
10.7	The 2005 Equity Incentive Plan (3)		(7)(Exh. 4.5)
10.8	Form of June 2006 Stock Grant Agreement (3)		(4)(Exh. 10.8)
10.9	Form of February 2008 Stock Grant Agreement (3)		(4)(Exh. 10.9)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)		(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)		(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350		(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350		(1)

(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-05327) filed November 14, 2000.

(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2008.

(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.

(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.

(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.

     Any exhibit not included with this Form 10-Q when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Timothy B. Murphy Chief Executive Officer Date: February 17, 2009

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

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

Date: February 17, 2009 By: /s/ Timothy B. Murphy Timothy B. Murphy, President, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

Exhibit 31.2 CERTIFICATION

I, Kathleen L. Donnelly, certify that:

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

Date: February 17, 2009 By: /s/ Kathleen L. Donnelly Kathleen L. Donnelly Chief Financial Officer (Principal financial officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

Exhibit 32.1 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: February 17, 2009

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 12/31/08

Exhibit 32.2 CERTIFICATION

I, Kathleen L. Donnelly, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: February 17, 2009

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly Chief Financial Officer (Principal financial officer)