Form 10-K
period 2009-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2009-06-29
CIK 1001871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
MARCH 31, 2009

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common Stock, $0.01 par value	Name of Each Exchange on Which Registered NYSE AMEX / Alternext US

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None (Title of class)

   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

   Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

   The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $10,511,946.

   As of June 22, 2009, there were outstanding 6,565,961 shares of the $0.01 par value per share Common Stock of the registrant.

www.investorscapital.com Investor Relations Contact: Robert Foney

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

THE COMPANY

   Investors Capital Holdings, Ltd. and its wholly-owned subsidiaries are often referred to in this report, both individually and collectively, as the "Company" or with terms such as "we", "us", "our" and the like. When being referred to individually without reference to the other components of the Company, Investors Capital Holdings, Ltd., its wholly-owned subsidiaries Investors Capital Corporation, ICC Insurance Agency, Inc. and Investors Capital Holdings Securities Corporation, and its former wholly-owned subsidiary Eastern Point Advisors, Inc., are often referred to in this report as "ICH", "ICC", “ICC Insurance”, “ICH Securities” and “EPA”, respectively.

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

PART I

ITEM 1. BUSINESS OVERVIEW

   Incorporated in 1995, ICH is a financial services holding company that operates primarily through its wholly-owned broker-dealer and registered investment advisor subsidiary, Investors Capital Corporation (“ICC”). ICC provides to investors:

  Broker-dealer services primarily in support of trading and investment in securities such as corporate stocks and bonds, U.S. Government securities, municipal bonds, mutual funds, variable annuities and variable life insurance, including provision of market information, internet trading and portfolio tracking facilities and records management, and
  Investment advisory services, including asset management, conducting business as Investors Capital Advisory Services (“ICA”).

   Financial information pertaining to the Company for the fiscal years ended March 31, 2009 and 2008 is included in Part II of this document including, without limitation, financial statements and supplementary data in Item 8 thereof. See Part II, Item 8, Footnote 13 – “Segment Information” for information concerning each of the segments of the Company’s business with respect to the fiscal years ended March 31, 2009 and 2008, including revenues from external customers, a measure of profit or loss, and total assets.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

BROKER-DEALER SERVICES Investors Capital Corporation

   ICC is registered as a securities broker-dealer with the Financial Industry Regulatory Agency ("FINRA"), the Securities and Exchange Commission ("SEC"), the Municipal Securities Rule Making Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"). Headquartered in Lynnfield, Massachusetts, the wholly-owned subsidiary of ICH also is duly registered and doing business as a broker-dealer in all 50 states, the Commonwealth of Puerto Rico and the District of Columbia. ICC makes available multiple investment products and provides support, technology and back-office services to a network of producing (non-staff) independent registered representatives, of which there were 651 at March 31, 2009. Broker-dealer commissions and investment advisory fees generated by ICC's registered representatives represented 83.6% and 13.6%, respectively, of the Company's total revenues for the fiscal year ended March 31, 2009.

Broker-Dealer Representatives

   Our independent representatives are duly registered under federal and state law to offer and provide broker-dealer services to investors through ICC. Depending upon their activities, they also may be required to qualify and register as investment advisor representatives (see “INVESTMENT ADVISORY SERVICES”, below). Our training programs for representatives emphasize the long-range aspects of financial planning and investment. We believe that the continuing education and support we provide to our registered representatives enable them to better inform and serve their clients.

   Attracting and retaining productive registered representatives is an integral part of our growth strategy. We seek to recruit primarily experienced registered representatives who focus on assisting their clients in attaining their long-range financial goals. Once recruited, we focus on enhancing our representatives' professional knowledge, skills and value to their clients.

   In addition to a variety of valuable products and services, we offer prospective representatives an attractive commission payout and the independence of owning and operating their own offices. Our representatives generally pay the costs associated with their offices and operations, while we concentrate on providing technical, regulatory, supervisory, compliance and other support services to our independent investment professionals. This allows expansion of our operations with relatively minimal capital outlay.

Compensation to Representatives

   Commission payouts to our registered representatives are negotiated and currently average 82.3% of the gross dealer concession generated by them. As permitted by current FINRA rules, we provide our representatives, or their named beneficiaries, with continuing commissions on pre-existing business in the event of their retirement from the securities industry or death. Representatives grant to us the right to offset against commissions certain losses we may sustain as a result of their actions, omissions and errors. Our agreements with our representatives are terminable by either party with 15 days prior written notice, and do not contain either a confidentiality or non-compete provision.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Support to Representatives

   We provide a variety of services and products to our representatives to enhance their professionalism and productivity.

     Technology Resources. Advanced technology, including client and corporate websites, enable our representatives and/or their clients to perform many tasks on-line, including:
  Opening of new accounts
  Monitoring of existing accounts
  Updating of client accounts
  Initiating and executing trading activities
  Viewing and downloading commission data
  Locating and exploring financial products
  Downloading client data
  Researching reports or inquiries on companies, securities and other pertinent financial topics

   Approved Investment Products. Our representatives offer a wide variety of ICC-approved investment products to their clients that are sponsored by well-respected, financially sound companies. We believe that this is critical to the success of our registered representatives and the Company. We follow a selective process in determining approved products to be offered to clients by our representatives, and we periodically review the product list for continued maintenance or removal of approved status.

   Marketing. We provide advertising and public relations assistance to our representatives that enhance their profile, public awareness and professional stature in the public's eye, including FINRA-approved marketing materials, corporate and product brochures and client letters.

   Supervision/Compliance. We maintain comprehensive broker-dealer and investment advisor compliance programs. Our 11-person home office staff includes two dedicated compliance attorneys. We also retain experienced field supervisors, including four dedicated regional advisory offices, in FINRA-recognized Offices of Supervisory Jurisdiction across the country that are charged with compliance responsibilities for defined groups of registered representatives including, in particular, newly-affiliated representatives. By positioning these compliance individuals in the field, we are able to more closely supervise and monitor the activities of our representatives to enhance their compliance with applicable laws, rules and regulations. Our compliance efforts are further enhanced by in-house computer systems and programs, including routine internal audits to ensure our compliance with anti-money laundering standards and other regulations under the USA Patriot Act.

   Our representatives seek and value assistance in the area of compliance. Keeping in step with the latest industry regulations, our compliance department provides to our representatives, among other things:

  Advertising and sales literature review
  Field inspections, followed up with written findings and remediation programs
  In-house publications, conference calls, workshops, seminars and other communications on selected compliance topics
  Assistance with customer complaints and regulatory inquiries
  Regional and national meetings
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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Broker-Dealer Revenue

   Commission revenue generated by ICC during the last two fiscal years was derived from the following activities:

	Fiscal Year Ended March 31,
Source of Commission Revenue	2009	2008
Variable annuities and variable life insurance	42%	41%
Individual stocks and bonds	30%	24%
Mutual funds and unit investment trusts[1]	14%	21%
Direct participation programs	14%	13%
Other activities	0%	1%
Total	100%	100%

   Although variable annuities and life insurance products continued to comprise the largest source of commission revenue, revenue from stocks and bonds experienced the largest increase as a percentage of commission revenue compared to the prior year. This increase primarily reflected the heightened market volatility during the current period which generated an increase in trading volume of these products.

   Commissions from the sale of variable annuity products continue to comprise the majority of our revenue; however, this relationship may not continue as our revenue mix becomes more diversified. In particular, we believe that the percentage of total commissions derived from customer trading in the stock and bond markets may continue to increase due to our continued efforts to recruit representatives who are duly licensed to execute securities trades for their clients.

INVESTMENT ADVISORY SERVICES

   The Company’s investment advisory business has been centered in ICC, conducting business as ICA, since 2004. Having progressively limited its business to providing access to advisory services provided by third-parties, EPA completed the transfer of its assets to ICA by May 1, 2008 and subsequently withdrew its advisory registration.

   ICA has been encouraging movement away from centralized delivery of advisory services to a more personalized delivery system that emphasizes close, technology-enabled interaction between independent investment advisor representative and customer that can lead to more agile decision making and enhanced customer satisfaction and program participation. In support of this business model, ICA has focused on recruiting additional registered investment advisor representatives and increasing the qualifications, technical competence and motivation of existing representatives.

   The success of these initiatives is reflected in the growth of revenue from investment advisory services by 5.6% to $11.09 million for the fiscal year ended March 31, 2009.

Investment Advisor Representatives

   Each of our investment advisor representatives must satisfy the state licensing requirements in the states in which they operate prior to their clients utilizing our investment advisory services. As of March 31, 2009 approximately 427 independent investment advisor representatives registered with the various state securities departments were affiliated with ICA, for a 4.9% increase over the year earlier complement.

1 Sale of mutual funds includes both sales of products through direct “check and application” and from our trading platform.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Asset Allocation Strategy

   Our investment advisor representatives often provide advisory services through our representative-directed program where the asset allocation is performed directly by the independent representative. Our asset allocation strategy is based on the principle that, by investing in a combination of asset classes, risk may be reduced while seeking enhanced returns. Combining asset classes that typically do not fluctuate in tandem may lower the volatility of the customer's investment portfolio while providing the potential for long-term returns. The Company, through its investment advisor representatives, utilizes the following steps in implementing our asset allocation strategy for each individual customer:

  We determine the customer's risk tolerance, investment goals, age, time horizon, investment experience and financial and personal circumstances using detailed questionnaires that are completed during personal interviews. Based upon these data, we recommend an overall investment allocation consisting of a suggested percentage of stocks, bonds, cash and/or other investment products.
  Following agreement upon overall investment allocation, we then recommend what we believe to be appropriate investment vehicles for the particular customer and investment allocation from a universe of Company-approved mutual funds, variable annuities, individual securities and other investment products.
  Following implementation of the recommended portfolio, we monitor portfolio performance, communicate the model's performance to the client quarterly and, in consultation with the customer, make portfolio changes based upon performance, the customer's financial situation, goals and risk tolerance and other relevant factors.

Fee-Based Compensation Structure

   In conformity with the requirements of the Investment Advisors Act of 1940, compensation for our investment advisory services consists of an annual fee calculated as a percentage of assets under management rather than a transaction-based commission or performance fee.

INVESTMENT CENTERS

   The Company closed its four retail investment centers by the end of the quarter ended September 30, 2009 in order to achieve operational efficiencies. Overhead expenses of the centers had been funded by the Company in return for lower commission payouts to representatives using the centers. One location continues to be occupied by representatives who pay a fee to the Company that covers the majority of our office overhead.

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

ICH SECURITIES

   ICH Securities holds cash for Company tax benefit purposes at the Massachusetts state level.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

OUR STRATEGY

   Key elements to achieve our corporate objectives include:

  Recruit and retain high quality registered representatives. Our business model stresses recruitment and retention of capable, experienced independent representatives possessing the professional qualifications, knowledge and judgment to render superior broker-dealer and investment advisory services to their customers.
  Increase brand awareness; expand business presence. We strive to increase our brand recognition to attract new clients and representatives by building market awareness, educating the investing public and maintaining customer loyalty through direct marketing, advertising through our marketing department, use of our web site, various public relations programs, web and live seminars, print advertising, radio, and television.
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
  Grow recurring revenues. We have recognized the trend toward increased investment advisory business and are focused on building our fee base investment advisory business when it serves the interests of our clients. While advisory accounts generate substantially lower first year revenue than most commission products, the recurring nature of advisory fees provides a foundation for accelerating future revenue growth.
  Create technologically innovative solutions to satisfy client needs. We continue to pursue additional technologies to service the rapidly evolving financial services industry. We continually seek to enhance our web site to augment our clients’ ability to trade equity securities efficiently via the Internet, to monitor on-line the history and current status of their accounts at any time, and to access financial and other pertinent information. Also, we have developed personalized Internet web sites for our representatives to provide their clients, through the use of passwords and firewalls, a secure and private interface directly to our proprietary web site. This allows these clients to perform market research, buy and sell securities on-line, monitor their accounts and utilize financial calculators.
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
  Expand our product and service offering through strategic relationships. We continue to pursue business alliances to increase trading volume, capitalize on cross-selling opportunities, create additional markets for our asset management programs and mutual fund sales, take advantage of emerging market trends, create operational efficiencies and further enhance our name recognition. However, we have no present agreements, plans, arrangements or understandings regarding any material acquisitions and have not identified any specific criteria that such acquisitions must meet.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

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

   We seek to compete through the quality of our registered representatives, our level of premiere service, the products and services we offer and our expertise in certain areas. We believe that our ability to compete depends upon many factors both within and outside our control, including:

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

HOW WE ARE REGULATED Broker-Dealer Regulation

   The securities industry is subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for administering the federal securities laws that apply to broker-dealers. ICC is a broker-dealer registered with the SEC. In addition to complying with the voluminous and complex rules set out in the Securities Exchange Act of 1934 and the rules promulgated there under, every registered broker-dealer that conducts business with the public is required to be a member of and subject to the rules of FINRA.

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

   The SEC and other regulatory bodies in the United States have rules with respect to net capital requirements that affect our broker-dealer subsidiary. These rules are designed to ensure that broker-dealers maintain adequate capital in relation to their liabilities, types of securities business conducted and the size of their customer business. These rules have the effect of requiring that a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration with the SEC and suspension and expulsion by the FINRA and other regulatory bodies, and ultimately may require its liquidation. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies and changes in the interpretation or enforcement of existing laws and rules often directly affects the method of operation and profitability of broker-dealers. The SEC and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or registered representatives.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Registered Investment Advisor Regulation

   The Investment Advisors Act of 1940 (the "Advisors Act"), and the rules promulgated thereunder, regulate the registration and compensation of investment advisors. Investment advisors are deemed to be fiduciaries for their clients and, as such, are held to a high standard of conduct. Investment advisors are subject to regulation and oversight by the SEC and the various states. Investment advisors are required to register with the SEC and/or appropriate state regulatory agencies, are required to periodically file reports, and are subject to periodic or special examinations. Rules promulgated under the Advisors Act govern many aspects of the investment advisory business, such as advertisements by investment advisors and the custody or possession of funds or securities of a client. Most states require registration by investment advisors unless an exemption is available and impose annual registration fees. Some states also impose minimum capital requirements. There can be no assurance that compliance with existing and future requirements and legislation will not be costly and time consuming or otherwise adversely impact our business in this area.

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

EMPLOYEES

   As of March 31, 2009, we had 69 full-time employees, the majority of whom are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements on an as-needed basis to assist with various aspects of our business including programming and developing proprietary technologies.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

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

EXECUTIVE OFFICERS OF THE REGISTRANT

   The following sets forth, as of June 25, 2009, certain information with respect to each of the executive officers of ICH:

   Theodore E. Charles, age 66, has served as a director and Chairman of the Board of the Company since its inception in July 1995. A founder of Investors Capital Holdings, Mr. Charles served as the Company’s Chief Executive Officer and President from 1995 until August 2008. Mr. Charles also has served as the Chief Executive Officer of ICC and EPA from their founding in 1994 and 1995, respectively, until August 2008. Mr. Charles served on the Board of Directors of Revere Savings Bank of Massachusetts from 1997 to 2001 and served on the Advisory Board of Danvers Savings Bank from 2001 to 2003. Mr. Charles currently holds various securities licenses, including series 6, 63, 7 and 24, has been a member of the Financial Planning Association since 1985 and formerly served as Chairman of the Shareholder Advisory Board of Life USA Insurance Company.

   Timothy B. Murphy, age 44, has served as a director of the Company since July 1995. A founder of the Company, Mr. Murphy has served as President and Chief Executive Officer since August 2008. He served as Executive Vice President and Chief Financial Officer of the Company from its inception until August and December 2008, respectively, and as President of ICC and EPA since their respective inceptions. He entered the securities industry in 1991 as an operations manager in the Boston regional office of Clayton Securities. By 1994, he was serving as compliance officer of BayBanks Brokerage and a vice president of G.R. Stuart & Company, another brokerage firm. Mr. Murphy holds various securities licenses including series 4, 7, 24, 27, 53, 63 and 65.

   Kathleen L. Donnelly, age 37, was promoted to Chief Financial Officer of the Company effective January 1, 2009 and serves as its principal financial officer. Prior to this appointment, Ms. Donnelly was employed by ICC as Corporate Accountant where she managed the Company’s Sarbanes-Oxley compliance readiness program and provided internal budgeting and financial analysis services. January through April 2007, Ms. Donnelly was employed as an auditor at Nardella & Taylor, LLC, a public accounting firm. From 1997 through 2006, she was a practicing Certified Public Accountant as an Audit Manager with UHY, LLP (formerly Brown & Brown, LLP), the Company’s independent public accountants.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

ITEM 1B. UNRESOLVED STAFF COMMENTS.

   None

ITEM 2. PROPERTIES.

   Our principal executive offices, comprised of several office condominiums, are located in a 9,068 square foot facility at 230 Broadway, Lynnfield, MA. The Company also maintains an office in a 2,132 square foot facility at 218 Boston Street, Topsfield, MA. Both of these properties are leased from entities owned and controlled by the Chairman and principal shareholder of ICH for a combined annual rent of $291,200. The Company believes the annual rent amounts are consistent with current market rates for comparable space in the same geographic areas. These leases were renewed and modified on April 1, 2008 and will expire on March 31, 2012. Management believes that, while these premises are adequate for current business purposes, the Company’s need for office space could exceed the capacity of these locations in the event of significant increases in personnel.

   The Company leases 3,346 square feet of additional office space in a facility at Six Kimball Lane, Lynnfield, MA for approximately $70,266 per year under a lease expiring June 30, 2009 that will not be renewed, and 1,357 square feet of unoccupied office space in Miami, FL for approximately $53,927 per year under a lease expiring in 2011 that the Company is seeking to sublet. Both of these premises are leased from unrelated third parties and are currently unoccupied.

ITEM 3. LEGAL PROCEEDINGS.

   The Company operates in a highly litigious and regulated business, and the Company often is made a defendant in various lawsuits and arbitrations that are incidental to our securities business. The Company typically vigorously contests the allegations of the complaints and believes that there are meritorious defenses in these matters. From time to time the Company also is the subject of regulatory investigations and proceedings. Counsel often is unable to confidently predict the likelihood of an outcome, whether favorable or unfavorable, in such matters because of routine and inherent uncertainties. For the majority of pending claims, the Company's current errors and omissions (E&O) policy limits the Company’s maximum exposure in any one case to $100,000. The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to the deductible per case ($200,000 through March 17, 2009 and $350,000 thereafter), subject to policy limitations and exclusions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of security holders of ICH during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

   ICH's common stock has been trading on NYSE AMEX / Alternext US (“Amex”) (formerly, The American Stock Exchange) under the symbol "ICH" since February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of June 22, 2009, there were 6,565,961 shares outstanding and 276 registered holders thereof.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

   The following table presents the high and low closing prices for the common stock of ICH on the Amex for the periods indicated:

	High	Low
Fiscal Year Ended March 31, 2009:
January 1, 2009 through March 31, 2009	$2.20	$1.02
October 1, 2008 through December 31, 2008	$4.15	$2.00
July 1, 2008 through September 30, 2008	$5.68	$3.60
April 1, 2008 through June 30, 2008	$4.98	$4.00

Fiscal Year Ended March 31, 2008:
January 1, 2008 through March 31, 2008	$5.75	$4.45
October 1, 2007 through December 31, 2007	$5.90	$4.90
July 1, 2007 through September 30, 2007	$5.25	$4.61
April 1, 2007 through June 30, 2007	$5.44	$4.43

CASH DIVIDENDS

   Investors Capital Holdings, Ltd. did not pay any dividends on its common stock during the fiscal year ended March 31, 2009. The Company paid a dividend on its common stock of $0.04/share on March 31, 2008 to stockholders of record on February 25, 2008.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

   The following table presents information as of March 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	31,272	$4.55	623,756

Equity compensation
plans not approved
by security holders	150,000	$1.00	none

Total	181,272	$1.61	623,756

   See “Footnote 17 – Benefit Plans” to the Registrant’s Financial Statements, contained in Part II, Item 8 of this Form 10-K, for a description of the material features of each compensation plan under which equity securities of the Registrant are authorized for issuance that was adopted without the approval of security holders.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

RECENT SALES OF UNREGISTERED SECURITIES

   None.

ITEM 6. SELECTED FINANCIAL DATA.

   Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Management's discussion and analysis reviews our consolidated financial condition as of March 31, 2009 and 2008, the consolidated results of operations for the years ended March 31, 2009 and 2008 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. Unless context requires otherwise, as used in this Management's Discussion and Analysis (i) the "current period" means the fiscal year ended March 31, 2009, (ii) the "prior period" means the fiscal year ended March 31, 2008, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

OUR BUSINESS

   We operate primarily through our subsidiary, ICC, as a broker-dealer and, doing business as ICA, as a registered investment advisor, with a national network of independent financial representatives.

Broker-Dealer Services

   We, through our independent broker-dealer representatives, provides broker-dealer services in support of trading and investment by our representatives’ customers in securities, including corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, limited partnerships and other alternative investments, variable annuities and variable life insurance. We also provide such related services as market information, internet brokerage, portfolio tracking facilities and records management.

Investment Advisory Services

   We, through our investment advisor representatives, provide investment advisory services, including asset allocation and portfolio rebalancing, for our representative’s customers. In the past, investment advisory services were performed by both ICC and EPA. Over the last few years, we consolidated our investment advisory services into ICA, and EPA ceased operations and was dissolved during the fiscal quarter ended June 30, 2008.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Recruitment and Support of Representatives

   A key component of our business strategy is to recruit well-established, productive representatives who generate revenues in high margin services and products. Additionally, we assist our representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients. We focus on providing substantial added value to our representatives’ practices, enabling them to be more productive, particularly in high margin lines such as advisory services and brokerage.

   Support provided to assist representatives in pursuing consistent and profitable sales growth takes many forms, including hi-tech trading systems, targeted financial assistance and a network of communication links with investment product companies. Regional and national conventions provide forums for interaction to improve product knowledge, sales and client satisfaction. In addition, a dedicated business development unit focuses on providing representatives with programs and tools to grow their businesses both through new client acquisition and advancement of existing client relationships. These programs enhance our ability to attract and retain productive representatives.

OUR PROCESS

Check and Application

   The largest segment of our revenues is obtained through a check and application process where a check and a product application is delivered to us for processing that includes principal review and submission to the investment company or clearing firm. Investments in technology are facilitating our migration over time from a paper intensive to a virtually paperless process. This shortens the transaction cycle, reduces errors and creates greater efficiencies. We continue to invest in technologies that provide more efficient processes resulting in improved productivity.

Online Brokerage

   Registered representatives can efficiently submit a wide range of security investments online through the use of our remote automated brokerage platform for trade execution.

Bond Brokerage

   Our fixed-income brokerage desk uses a network of regional and primary dealers to execute trades across a broad array of fixed income asset classes. The desk also utilizes several dealer-only electronic services that allow the desk to offer inventory and to execute trades. Our fixed income traders work with our representatives to develop portfolios for clients. This area provides an investment alternative for investors who have become interested in retirement income, and it has potential for growth during an interest rate favorable environment.

Asset Allocation

   Asset allocation services are made available primarily through ICA. Our services include the design, selection and rebalancing of investment portfolios on behalf of our advisors’ clients. We also provide tools, services and guidance that enable our representatives to provide these investment services directly to their clients. These services, for the most part, are conducted through our online brokerage platform. Other allocation services are performed directly by the fund company.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

CRITICAL ACCOUNTING POLICIES In General

   Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that of its significant accounting policies (detailed in Footnote 2 to the Company’s Consolidated Financial Statements contained herein), those dealing with valuation of securities and other assets, revenue recognition and allowance for doubtful accounts receivable involve a particularly high degree of judgment and complexity. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material effect on the consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

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

Reserves

   We record reserves related to legal proceedings in "accrued expenses" in the consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. Many factors are considered including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or representatives; previous results in similar cases; and legal precedents. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge or credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual costs upon disposition of a legal proceeding could be greater or less than the reserved amount.

RISK MANAGEMENT

   Risk is an inherent part of our business and activities. Risk management is critical to our financial strength and profitability and requires robust auditing, constant communications, sound judgment and knowledge of financial trends and the economy as a whole.

   Senior management takes an active role in the risk management process. The principal risks involved in our business activities are market, operational, regulatory and legal.

Market Risk

   Market risk is the risk attributable to common macroeconomic factors such as gross domestic product, employment, inflation, interest rates, budget deficits and consumer sentiment. Consumer and producer sentiment is critical to our business. The level of consumer confidence determines their willingness to spend, especially in the financial markets. It is the willingness to spend in the financial markets that is key to our business. A shift in spending in this area could negatively impact us. In addition, declines in market values negatively impact investment advisory revenues that are based upon the value of assets under management. We constantly monitor these economic trends in order to enhance and broaden our product line to mitigate potential negative impact of such trends.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Operational Risk

   Operational risk refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution of transactions, deficiencies in our technology or financial or financial operating systems and inadequacies or breaches in our control processes. Managing these risks is critical, especially in a rapidly changing environment with increasing transaction volume. Failure to manage these risks could result in material financial loss to the Company. To mitigate these risks, the Company has developed policies and procedures designed to identify and manage operational risk. These policies and procedures are reviewed and updated on a continuing basis by a broad-based Risk Committee that meets weekly to ensure that risk is minimized.

Regulatory and Legal Risk

   Regulatory and legal risk includes non-compliance with applicable legal and regulatory requirements and the risk of a large number of customer claims that could result in adverse judgments against us. We are subject to extensive regulation in the various jurisdictions in which it operates, and we maintain a panoply of procedures to address issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record keeping. However, compliance procedures, no matter how stringent and comprehensive, can only limit, but not totally prevent, the institution of regulatory and legal proceedings, the outcomes and consequences of which typically cannot be reasonably foreseen or quantified.

   In the normal course of business, we continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our alleged activities as a broker-dealer or investment advisor, as an employer or as a result of other business activities. In line with general industry experience, the volume of such complaints has trended upward during the current financial downturn.

Effects of Inflation

   Our assets primarily are liquid in nature and not significantly affected by inflation. Management believes that the replacement cost of property and equipment will not materially affect operating results. However, the rate of inflation can affect our expenses, including, without limitation, employee compensation and benefits, communications and occupancy, which may not be readily recoverable through charges for services provided.

KEY INDICATORS OF FINANCIAL PERFORMANCE

   We periodically review and analyze our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include Adjusted EBITDA (as defined below), productivity and practice diversification of representatives, top line commission and advisory services revenues, gross margins, operating expenses, legal costs, taxes and earnings per share.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2009 AND 2008

   The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS
	Percent of Revenue
	Year Ended March 31,		Year Ended March 31,		Percent Change
	2009	2008	2009	2008	2009 vs. 2008
Revenues:
Commission	$ 68,219,314	$ 77,545,491	83.6%	85.2%	-12.0%
Advisory fees	11,090,508	10,504,031	13.6%	11.5%	5.6%
Other fee income	804,877	1,060,505	1.0%	1.2%	-24.1%
Marketing revenue	981,100	1,143,113	1.2%	1.3%	-14.2%
Other income	511,589	732,010	0.6%	0.8%	-30.1%
Total revenue	81,607,388	90,985,150	100.0%	100.0%	-10.3%

Commission and advisory fees	65,609,588	73,388,303	80.4%	80.7%	-10.6%

Gross profit	15,997,800	17,596,847	19.6%	19.3%	-9.1%

Operating expenses:
Advertisement and marketing	1,279,756	1,538,071	1.6%	1.7%	-16.8%
Communications	1,060,641	1,039,911	1.3%	1.1%	2.0%
Total selling expenses	2,340,397	2,577,982	2.9%	2.8%	-9.2%

Compensation and benefits	9,135,686	10,626,790	11.2%	11.6%	-14.0%
Regulatory, legal and professional	3,805,231	2,516,623	4.7%	2.8%	51.2%
Occupancy	1,032,914	1,162,672	1.3%	1.3%	-11.2%
Other administrative expenses	1,815,393	1,286,605	2.2%	1.4%	41.1%
Interest expense	36,845	58,529	0.0%	0.1%	-37.0%
Total administrative expenses	15,826,069	15,651,219	19.4%	17.2%	1.1%

Total operating expenses	18,166,466	18,229,201	22.3%	20.0%	-0.3%

Operating loss	(2,168,666)	(632,354)	-2.7%	-0.7%	243.0%
Loss before taxes	(2,168,666)	(632,354)	-2.7%	-0.7%	243.0%
Provision (benefit) for income taxes	(338,667)	29,104	-0.4%	0.0%	-1263.6%
Net loss	$ (1,829,999)	$ (661,458)	-2.2%	-0.8%	176.7%

Adjusted EBITDA	$ (261,102)	$ 862,647	-0.3%	0.9%	-130.3%
Income tax benefit	351,658	187,959	-0.4%	-0.2%	87.1%
Interest expense	(36,845)	(58,529)	0.0%	0.1%	-37.0%
Income tax expense	(12,991)	(217,063)	0.0%	0.2%	-94.0%
Depreciation	(386,625)	(380,824)	0.5%	0.4%	1.5%
Non-cash compensation	(844,702)	(1,055,648)	1.0%	1.2%	-20.0%
Non-recurring professional fees to evaluate strategic
business opportunities	(639,392)	-	0.8%	0.0%	-
Net loss	$ (1,829,999)	$ (661,458)	-2.2%	-0.8%	176.7%

Adjusted EBITDA

   Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted by eliminating gains or losses on sales of assets, non-cash compensation expense, and various non-recurring items, (“adjusted EBITDA”) is a key metric we use in evaluating our financial performance. Adjusted EBITDA eliminates items that we believe are not part of our core operations, are non-recurring items of revenue or expense, or do not involve a cash outlay, such as stock-related compensation. We consider adjusted EBITDA important in monitoring and evaluating our financial performance on a consistent basis across various periods. We also use adjusted EBITDA as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions.

   Adjusted EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Adjusted EBITDA should be considered in addition to, rather than as a substitute for, important GAAP financial measures including pre-tax income, net income and cash flows from operating activities. Items excluded from adjusted EBITDA are significant and necessary components to the operations of our business; therefore, adjusted EBITDA should only be used as a supplemental measure of our operating performance.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

PRODUCTIVITY AND PRACTICE DIVERSIFICATION OF REPRESENTATIVES

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

  assisting representatives to improve their skills and practices, recruiting established, high quality representatives, and
  terminating low quality representatives.

Productivity

   A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period. Data for the 12-month periods ended March 31, 2009 and 2008 are presented below.

	Year Ended			% Increase/
	March 31, 2009	March 31, 2008	Incease/decrease	decrease
Rep-generated revenue:
Commission	$ 68,219,314	$ 77,545,491	$ (9,326,177)	-12.0%
Advisory	11,090,508	10,504,031	586,477	5.6%
Other fee income	804,877	1,060,505	(255,628)	-24.1%
	$ 80,114,699	$ 89,110,027	$ (8,995,328)	-10.1%
Number of representatives	651	689	(38)	-5.5%
Average revenue per representative	$ 123,064	$ 129,332	$ (6,268)	-4.8%

   We believe that the 4.8% decline in per capita rep-generated revenue compares favorably with percentage drops in revenue widely experienced in comparable segments of the financial industry during the twelve months ended March 31, 2009.

Practice Diversification

   We encourage diversification of the array of investments products and services offered by our independent representatives through our recruitment practices and education and training programs. First and foremost, this enables our representatives to more fully serve the investment and security needs of their clients, particularly in volatile markets. Recruitment of representatives who are duly qualified to offer sophisticated investment products to their clients historically also has resulted in growth of transaction and fee-based business that, in addition to generating relatively high margins, are expected to help us endure a volatile down market due to recurring revenues generated by these types of services.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

REVENUES

   Revenues decreased by $9.38 million, or 10.3%, to $81.61 million, led by a $9.33 million or 12.0% decline in commissions offset by a $0.59 million or 5.6% increase in advisory services revenue. The decline in commissionable revenues was mostly attributed to a drop off in investments in our check and application business. Decreased investments in this category reflected the current economic environment.

   Revenues from advisory services increased primarily as a result of the relocation of assets from brokerage commission accounts to investment advisor accounts due to the repeal of the regulatory rule commonly referred to as the “Merrill Lynch rule”. Otherwise revenues from advisory services would have remained relatively flat for the comparative twelve month periods.

   The “Merrill Lynch” rule (SEC Rule 202), which allowed fees based on assets in a client’s brokerage account (i.e., fee based commissions), was repealed and, effective October 1, 2007, assets were required to be relocated to either investment advisor accounts or commission-based brokerage accounts. The new rule prohibits brokerage representatives from charging a fee for investment advice on brokerage accounts unless they are registered as investment advisor representatives under the 1940 Investment Advisor Act.

Commissions

   Commission revenue fell by 12.0%, led by a 10.3% drop in variable annuities, brokerage and direct mutual funds sales. These decreases reflected a significant decline in financial asset values and resulting flight from these product categories to investments regarded to be more secure, including money market funds and treasury bonds.

	Fiscal Year Ended		Increase/	Percentage	Percentage
	March 31,		decrease	of Total	Increase/decrease
	2009	2008	2009 vs. 2008	decrease	2009 vs. 2008
Commission Revenue:
Variable Annuities	$ 28,433,022	$ 31,695,917	$ (3,262,895)	35.0%	-10.3%
Brokerage(1)	22,936,314	25,668,157	(2,731,843)	29.3%	-10.6%
Direct Participation Programs	9,601,454	10,401,831	(800,377)	8.6%	-7.7%
Direct Mutual Funds Sales	7,004,834	9,478,724	(2,473,890)	26.5%	-26.1%
Other	243,690	300,861	(57,171)	0.6%	-19.0%

Total Commission Revenue	$ 68,219,314	$ 77,545,491	$ (9,326,177)	100.0%	-12.0%

1) Revenue designated as Brokerage includes revenue from mutual funds sold through our trading platform.

Advisory

   Responding to industry trends and increasing client demand, we have endeavored to assist our representatives in transitioning more of their business to advisory services. We do not dictate the general nature or extent of advisory services our representatives provide for their clients. However, we continue to make concerted efforts to attract our representatives to our expanded line of proprietary advisory services programs through education, seminars, tradeshows and direct telemarketing.

   Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to be the leading source of advisory services revenue. Revenues from this program decreased by $0.65 million or 9.3% due to a decrease in assets under management which, in turn, reflected a drop in new investment dollars driven principally by market-wide declines in asset values.

   Supported by our Net Exchange Pro and Pershing direct on-line mainframe brokerage platforms, A-MAP is still popular with our representatives because of the opportunities it provides to deliver superior asset management services and overall investment performance at a lower cost. Resulting transactional cost savings have been passed on to our representatives’ clients in the form of lower fees for improved service.

   The 5.6% increase in total advisory revenue principally reflected the relocation of assets from fee-based brokerage accounts into advisory fee accounts due to the repeal of the above-described “Merrill Lynch rule”. In addition, there was a $0.25 million increase in revenues from new investment in our ICA-directed F Map program.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Other Fee Income

   Other fee income, primarily comprised of administrative fees for licensing as well as financial planning fees, decreased by 24.1% primarily due to a decline in fees on administering our registered representatives’ errors and omissions policy.

Marketing Revenue

   Net marketing revenues decreased by 14.2% principally due to a decrease in marketing support revenue based on declining product sales. In addition, we experienced a decrease in net event revenue for sponsored company events due to increases in costs to organize and provide these events.

Other Income

   Other income, consisting primarily of interest and dividends and gains/losses on investments, decreased by 30.1%. The majority of the decrease came from a decrease in interest income associated with a decrease in cash held at bank accounts.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

GROSS MARGIN
			Gross Margin		% of Total		Gross Margin
	Gross Margin		Retention		Gross Margin		% Change
	Year Ended March 31,		Year Ended March 31,		Year Ended March 31,
	2009	2008	2009	2008	2009	2008	2009 vs. 2008
Commissions:
Check & Application	$ 5,855,108	$ 6,704,941	13.0%	13.0%	36.6%	37.9%	-12.7%
Brokerage	6,089,989	5,859,062	26.6%	22.8%	38.1%	33.3%	3.9%
Insurance Products	117,090	151,196	100.0%	100.0%	0.7%	0.9%	-22.6%
Underwriting	22,762	84,029	18.0%	56.1%	0.1%	0.5%	-72.9%
Total	$ 12,084,949	$ 12,799,228	15.2%	22.9%	75.5%	72.6%	-5.6%
Advisory Services:
A-MAP	1,468,935	1,533,477	23.3%	22.1%	9.2%	8.7%	-4.2%
F-MAP	492,780	400,142	44.4%	46.4%	3.1%	2.3%	23.2%
Other	328,259	538,644	n/a1	n/a1	2.1%	3.1%	-39.1%
Total	$ 2,289,974	$ 2,472,263	15.2%	22.9%	14.4%	14.1%	-7.4%
Other fees	452,808	749,598	100.0%	100.0%	2.8%	4.3%	-39.6%
Marketing	981,099	1,143,113	n/a1	n/a1	6.1%	6.5%	-14.2%
Other income	188,970	432,645	n/a1	n/a1	1.2%	2.5%	-56.3%
Total Gross Margin	$ 15,997,800	$ 17,596,847	19.6%	19.3%	100.0%	100.0%	-9.1%
1) Due to account composition, margin retention for these products is not deemed a useful indicator of performance.

   Gross margin decreased by $1.60 million, or 9.1%, to $16.0 million led by a $0.85 million, or 12.7%, decline in gross margin derived from our direct check and application programs. Also contributing to this decrease was a $0.24 million or 56.3% decrease in profit margin from other income and a $0.16 million decrease from marketing. Finally, other fees profit margin decreased by $0.30 million or 39.6%.

Check and Application

   The decrease in gross margin from our check and application business reflected an across the board decline in investments in check and application products including variable annuities, mutual funds and direct participation programs such as REIT and oil and gas programs.

   Profit margins from mutual fund sales, variable annuity sales, direct participation programs and other check and application distribution programs generated $5.86 million in gross margin, representing 36.6% of the total gross margin, compared to $6.70 million or 38.1% during the prior period. For the first time, our check and application distribution programs dropped from first to second place, behind brokerage, as a contributor to overall gross margins.

Brokerage

   Brokerage services profit margin increased by $0.23 million primarily due to an increase in recurring revenues that do not require commission payouts from 8.26% to 11.52% of total brokerage revenue. Market volatility generated an increase in trading volume out of equities and into less volatile investments, like money markets.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Advisory Services

   There was a decrease in volume of new investment in our advisory service programs due to the difficult economic conditions. As a result, margins from our A-Map program, which comprised the largest input to our advisory margins, decreased 4.2%. However, gross margins from our F-Map program increased 23.2%, reflecting success by our in-house ICAS advisors in increasing the average assets under management compared to the prior period.

   Although check and applications remains a significant source of revenue and profit margin, the Company has been focusing particularly on growing business activity in the brokerage and advisory services sectors believing that such diversification will help buttress overall revenues and margins in the current volatile market.

Commission and Advisory Fees

   Profit margins are inversely related to payout of commissions and advisory fees to our independent representatives. Management monitors the amount of revenue an independent representative produces as compared to the corresponding payout on that revenue. Margin retention is enhanced by the recruitment of independent representatives who generate recurring revenue that does not flow through the commission and advisory expense payout grid.

   Commission and advisory fee expenses during the current period were $65.61 million versus $73.39 million in the prior period. As a percentage of revenue generated by representatives (i.e., commissions, advisory fees and other fees), commission and advisory expenses declined slightly from 82.4% to 81.9% in the current year. These expenses include commissions to representatives, clearing costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

OPERATING EXPENSES

   Overall, operating expenses remained relatively flat for reasons discussed below.

Compensation and Benefits

   The largest component of operating expense, compensation and benefits, decreased by $1.49 million or 14.0%. The drop in compensation is attributed principally to a lack of bonuses granted during the current period, as prior period bonuses to executives and employees totaled $0.83 million. In addition, there were savings of $0.46 million related to employee and salary reductions, the resignation of an officer, and lower compensation from the issuance of restricted stock awards.

Regulatory, Legal and Professional

   Regulatory, legal and professional expenses increased by $1.29 million or 51.2%. The largest components of this increase were a $0.56 million increase in lawsuit settlement expenses, and a $0.30 million increase in legal fees to defend us in those lawsuits, which were offset by insurance recoveries on related matters of $1.50 million. Finally, we incurred an additional $0.64 million in legal fees in handling strategic corporate governance matters.

   We will continue to incur legal fees and settlement costs as it operates in a regulated industry that is increasingly litigious. Consequently, we will continue to invest significant resources to contain future litigation and regulatory exposure by promoting accuracy, ensuring sound operational techniques and applying appropriate compliance measures.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Advertising

   Advertising, including related marketing and branding efforts, along with meals and entertainment decreased by $0.26 million, or 16.8%. Beginning in our prior fiscal year, we began aggressively branding and placing advertisements in financial services trade publications to communicate to prospective representative recruits the fundamental role that our customer service, technology infrastructure and back office support can play in maintaining and growing their businesses. Reflecting prevailing economic conditions, during the current year we reduced our marketing by $0.22 million, or 29.1%.

Communications

   Communications expenses, which include such items as Company-sponsored conferences, telephone and connectivity costs and investor relations, were consistent with levels during the prior year; however, in the near future we are looking to further expand and improve our website as an effective media for communicating to our independent representative force.

Occupancy

   Occupancy expenses decreased by $0.13 million, or 11.2% reflecting the closing of our various investment centers, as well as consolidation of our staff into one home office.

Other Administrative

   Other administrative expenses, which include various insurance, loan reserves, postage, office and computer-related expenses, increased by $0.53 million or 41.1% primarily due to a $0.21 million increase in regulatory fines and a $0.17 million increase in bad debt expense from allowance and write offs on representative loans.

Interest Expense

   Interest expense decreased by 37.0% reflecting lower margin balances in our firm accounts and reduced rates on E&O insurance financing.

OPERATING AND NET LOSSES

   Largely impacted by weakened financial market conditions, including the recession affirmed in October, 2008, we recognized operating and net losses for the two most recent fiscal years. Revenues over the first six months of the fiscal year ended March 31, 2009 held steady compared to the prior year, at $46.0 million despite restrained consumer spending and mounting illiquidity and credit concerns. However, our operating loss for the full fiscal year grew to $2.17 million compared to $0.63 million for the prior year, reflecting the deepening economic downturn as well as substantial expenses incurred in defending and settling certain legal proceedings that eroded our operating margins. Results of operations also were negatively impacted by cash and equity-based employee compensation and related income tax expenses, additional to base salary, totaling $1.13 million and $2.35 million during the fiscal years ended March 31, 2009 and 2008, respectively. Significant reductions in operating costs implemented during the latter part of the most recent fiscal year were insufficient to stem a full year net loss of $1.83 million compared to the $0.66 million loss posted for the prior year.

   We cannot forecast the severity or longevity of the impact on our operations and financial position that may result from a continuation of troubling financial conditions. Much of such future impact is inherently beyond our control. However, with the cost of recently settled litigation behind us, we are focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives and grow our revenue base while improving support and supervision of our registered representatives.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

LIQUIDITY AND CAPITAL RESOURCES

   We believe that achieving a return on equity goals requires the efficient use of capital. Historically, we have financed our operations primarily with positive cash flows from our core broker-dealer and investment advisory business. The current recession’s market volatility, economic conditions affecting unemployment and the real estate market may continue to have a negative impact on cash flows. We work to minimize this impact by both bench-marking operating needs to employ effective cost-controls and aggressively recruiting preferred representatives who can meet the needs of their clients in an ever-changing economy.

   We take a proactive approach to minimizing the occurrence and impact of events that may lead to unpredictable cash outflows, including major legal proceedings, trade errors, and fines and other sanctions imposed by regulatory agencies such as FINRA, the SEC and state securities regulators. Accordingly, we have been allocating considerable resources to stay current with the many rules and regulations applicable to our business and to provide up-to-date education and training to our staff and independent representatives. A key to this approach is ensuring that adequate controls over our operations and those of our representatives are implemented and periodically updated. As part of this effort, substantial resources have been committed to enhancing the capabilities of our compliance team, whose tasks include assuring that our representatives give adequate attention to the circumstances and interests of their clients when recommending investment options.

   Cash inflows historically have come primarily from our broker-dealer and investment advisory business.

   As of March 31, 2009, cash and cash equivalents totaled $6.15 million as compared to $4.34 million as of March 31, 2008. Working capital as of March 31, 2009 was $6.08 million as compared to $6.89 million as of March 31, 2008. The ratio of current assets to current liabilities was 1.73 to 1 as of March 31, 2009 as compared to 2.10 to 1 as of March 31, 2008, impacted by the use of matured Treasury notes for operating costs.

   Operations provided $1.82 million in cash for the year ended March 31, 2009 as compared to $0.15 million of cash provided for the year ended March 31, 2008.

   In comparing cash flow from operating activities for fiscal year ended March 31, 2009 to fiscal year ended March 31, 2008, cash flows increased by $1.67 million largely because we received income tax refunds for overpayments and a $0.95 million in a receivable for a related insurance recovery. Also, operating cash flows were negatively impacted by the increase in accrued expense for legal reserves, which had material impact on the results from operations.

   Cash flows from investing activities during the current period primarily consisted of $1.25 million in cash provided from Treasury notes and Certificates of Deposit maturing offset by $0.13 million of cash used to purchase additional property and equipment.

   Also during the current period cash used in financing activities consisted mostly of $1.19 million in principal payments on a short-term note to finance insurance premiums along with proceeds of $0.12 million from the exercise of stock options.

   Cash flows from investing activities for the prior year primarily consisted of $0.75 million in cash provided from Treasury notes maturing offset by $0.25 million in cash used to invest in a certificate of deposit and $0.26 million of cash used to purchase additional equipment, furniture and fixtures.

   Cash used in the prior year for financing activities consisted mostly of $1.25 million in principal payments on a short-term note obligation to finance insurance premiums along with a $0.26 million payment of cash dividends on March 31, 2008 for stockholders of record as of February 25, 2008.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

   Disbursements during the fiscal years ended March 31, 2009 and 2008 associated with legal proceedings and the turmoil in financial markets initially induced by the sub-prime mortgage crisis have had a significant negative impact on our brokerage firm's net capital ratio. Whether or not expenses associated with legal proceedings will be reduced in the future may in no small measure depend upon the degree to which we succeed, through a continually evolving and robust compliance regime, in assuring that the firm and its independent representatives operate in conformity with the many laws, rules and regulations pertaining to our broker-dealer and investment advisory operations.

REGULATORY NET CAPITAL

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

   As of March 31, 2009, ICC had net capital of $1.94 million (i.e., an excess of $1.41 million) and a 4.10 to 1 net capital ratio as compared to net capital of approximately $1.28 million (i.e., an excess of $0.80 million) and a 5.70 to 1 net capital ratio as of March 31, 2008. The significant change was the result of ICH infusing $1.29 million of capital into the broker-dealer through the conversion of inter-company indebtedness.

   The loss reported was not fully reflected in our net capital due to non-cash expenses including $0.84 million from the vesting of the restricted stock awards that were issued to employees and executives, $0.39 million in depreciation, and $0.17 million from other non-cash expenses.

   Given the current unsettled economic and financial market conditions, we are focused on rapidly implementing measures designed to ensure the continued maintenance of adequate capital, facilitate growth and improve profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

   The Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries
   Lynnfield, MA

   We have audited the accompanying consolidated balance sheets of Investors Capital Holdings, Ltd. and subsidiaries (the “Company”) as of March 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Capital Holdings, Ltd. at March 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP Boston, Massachusetts June 26, 2009

Investors Capital Holdings, Ltd. Annual Report on Form 10-K
Fiscal Year Ended March 31, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	March 31,	March 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$ 6,151,613	$ 4,340,082
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	6,154,798	4,662,146
Note receivable-sale of asset (current)	8,674	8,674
Loans receivable from registered representatives (current), net of allowance	737,571	563,575
Prepaid income taxes	295,608	1,294,876
Marketable securities, at market value	85,436	181,335
Investments (short term)	-	1,247,861
Prepaid expenses	858,679	651,948
	14,467,379	13,125,497

Property and equipment, net	950,620	1,277,636

Long Term Investments
Loans receivable from registered representatives	129,358	251,460
Note receivable-sale of asset	747,617	747,617
Equity investments,at cost	-	40,000
Investments	127,143	175,824
Non-qualified deferred compensation investment	533,665	333,880
Cash surrender value life insurance policies	406,089	359,469
	1,943,872	1,908,250
Other Assets
Other assets	44,511	58,430
Deferred tax asset, net	1,097,952	696,760
	1,142,463	755,190

TOTAL ASSETS	$ 18,504,334	$ 17,066,573

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 2,029,286	$ 833,697
Accrued expenses	2,347,761	1,312,186
Notes payable	1,044,805	853,412
Unearned revenues	94,259	102,562
Commissions payable	2,860,093	2,997,499
Securities sold, not yet purchased, at market value	7,056	141,359
	8,383,260	6,240,715
Long-Term Liabilities
Non-qualified deferred compensation plan	541,993	331,202
	541,993	331,202

Total liabilities	$ 8,925,253	$ 6,571,917

Commitments and contingencies (Note 15)
Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,570,177 issued and 6,566,292 outstanding at March 31, 2009
6,535,871 issued and 6,531,986 outstanding at March 31, 2008	65,702	65,359
Additional paid-in capital	11,852,467	10,886,381
Retained earnings	(2,285,622)	(455,623)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	(23,331)	28,674
Total stockholders' equity	9,579,081	10,494,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 18,504,334	$ 17,066,573

The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	March 31,
	2009	2008
Revenues:
Commission	$ 68,219,314	$ 77,545,491
Advisory fees	11,090,508	10,504,031
Other fee income	804,877	1,060,505
Marketing revenue	981,100	1,143,113
Other income	511,589	732,010
Total revenue	81,607,388	90,985,150

Commission and advisory fees	65,609,588	73,388,303

Gross profit	15,997,800	17,596,847

Operating expenses:

Advertisement and marketing	1,279,756	1,538,071
Communications	1,060,641	1,039,911
Selling expenses	2,340,397	2,577,982

Compensation and benefits	9,135,686	10,626,790
Regulatory, legal and professional	3,805,231	2,516,623
Occupancy	1,032,914	1,162,672
Other admistrative expenses	1,815,393	1,286,605
Interest expense	36,845	58,529
Administrative expenses	15,826,069	15,651,219

Total operating expenses	18,166,466	18,229,201

Operating loss before income taxes	(2,168,666)	(632,354)

Provision (benefit) for income taxes	(338,667)	29,104

Net loss	$ (1,829,999)	$ (661,458)

Earnings per common share
Basic earnings per common share:	$ (0.29)	$ (0.11)
Diluted earnings per common share:	N/A	N/A

Share data
Weighted average shares used in basic earnings per
common share calculations	6,415,385	6,082,546
Plus:Incremental shares from assumed exercise of
stock options	389,604	575,245
Weighted average shares used in diluted earnings per
common share calculations	6,804,989	6,657,791

The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
-------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
Years Ended March 31, 2009 and 2008
-----------------------------------------

	Common Stock
	$.01 Par Value		Additional		Retained		Accumulated
	Number of	Carrying	Paid-In	Comprehensive	Earnings	Treasury	Other	Total
	Shares	Amount	Capital	Income	(Deficit)	Stock	Comprehensive	Stockholders'

Balance at April 1, 2007	6,209,421	$ 62,094	$ 9,721,749	$ -	$ 468,506	$ (30,135)	$ 33,324	$ 10,255,538
Exercise of stock options	31,632	316	72,999					73,315
Amortization of deferred compensation			386,437					386,437
Issuance of common stock under plans	310,450	3,105	671,896					675,001

Reclassification for extension of director's options			12,138					12,138
Stock option compensation			26,796					26,796
Cancelled restricted shares	(15,632)	(156)	(5,634)					(5,790)
Comprehensive income:
Net loss				(661,458)	(661,458)
Other comprehensive income:
Unrealized holding gains arising during the period, net
of tax effect				(4,650)
No reclassification adjustment required				-
Other comprehensive loss				(4,650)			(4,650)
Comprehensive loss				(666,108)				(666,108)
Dividend payment to shareholders					(262,671)			(262,671)
Balance at March 31, 2008	6,535,871	$ 65,359	$ 10,886,381	$ -	$ (455,623)	$ (30,135)	$ 28,674	$ 10,494,656
Stock-based compensation:
Exercise of stock options	34,760	347	121,380					121,727
Amortization of deferred compensation			848,263					848,263
Cancelled restricted shares	(27,368)	(273)	(7,918)					(8,191)
Issuance of common stock under plans	26,914	269	4,361					4,630
Comprehensive income:
Net loss				(1,829,999)	(1,829,999)
Other comprehensive loss:
unrealized holding gains arising during the period, net
of tax effect				(52,005)
No reclassification adjustment required				-
Other comprehensive loss				(52,005)			(52,005)
Comprehensive loss				(1,882,004)				(1,882,004)
Balance at March 31, 2009	6,570,177	$ 65,702	$ 11,852,467	-	$ (2,285,622)	$ (30,135)	$ (23,331)	$ 9,579,081

Reclassification disclosure:
   There was no reclassification adjustment required for an unrealized loss of $52,005 on available- for- sale securities for the year ended March 31, 2009.
   There was no reclassification adjustment required for an unrealized gain of $4,650 on available-for-sale securities for the year ended March 31, 2008.
   The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

INVESTORS CAPITAL HOLDING, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2009 and 2008
	2009	2008
Cash flows from operating activities:
Net loss	$ (1,829,999)	$ (661,458)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Receivable from exercise of stock options	-	9,567
Additional paid in capital carry back claim	30,000	12,138
Loss on permanent impairment of private placement investment	40,000	150,000
Depreciation and amortization	386,625	380,824
Amortization of discount on U.S. Treasury note	(2,139)	(9,019)
Allwance for forgabale loans to representatives	174,150	-
Deferred taxes	(401,192)	192,368
Stock-based compensation	844,702	1,055,648
Stock option compensation	-	26,796
Unrealized loss (gain) in marketable securities	3,481	(19,396)
Non-qualified deferred compensation investment	11,006	(2,678)
Loss on disposal of property and equipment	62,048	-
Market adjustment cash surrender value life insurance policy	26,266	6,618
Charge to commission expense (forgivable loans)	32,250	67,335
Change in operating assets and liabilities
Accounts receivable	(1,492,652)	(325,912)
Prepaid expenses and other assets	(192,812)	(155,297)
Loans receivable from registered representatives	(258,294)	(220,573)
Prepaid income taxes	969,268	(1,259,798)
Accounts payable	2,572,150	1,327,149
Securities, net	(41,885)	185,239
Accrued expenses	1,035,575	(559,508)
Commissions payable	(137,406)	(52,401)
Unearned revenues	(8,303)	2,199
Net cash provided by operating activities	1,822,839	149,841

Cash flows from investing activities:
Acquisition of property and equipment	(134,657)	(261,667)
Proceeds from sale of property and equipment	13,000	-
Cash surrender value life insurance policy	(72,886)	(90,886)
Note Receivable	-	(113)
Proceeds from maturity of U.S. Treasury note	1,000,000	750,000
Investments in certificates of deposit	250,000	(250,000)
Purchase of investments	(3,324)	(4,395)
Net cash used in investing activities	1,052,133	142,939

Cash flows from financing activities:
Payments on note payable	(1,185,168)	(1,252,034)
Payment of cash dividends	-	(262,671)
Exercise of stock options	121,727	63,748
Net cash used in financing activities	(1,063,441)	(1,450,957)

Net decrease in cash and cash equivalents	1,811,531	(1,158,177)

Cash and cash equivalents, beginning of year	4,340,082	5,498,259

Cash and cash equivalents, end of year	$ 6,151,613	$ 4,340,082

Supplemental disclosures of cash flow information:
Interest paid	$ 36,845	$ 58,529
Income taxes paid	$ 172,604	$ 1,310,247

Non-cash financing activity
Insurance premiums	$ 1,376,561	$ 1,267,088

The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2009 and 2008

NOTE 1 - NATURE OF OPERATIONS

   Incorporated in July 1995 under Massachusetts law and redomiciled under Delaware law in November 2007, Investors Capital Holdings, Ltd. ("ICH") is a holding company whose wholly-owned subsidiaries assist a nationwide network of independent registered representatives ("representatives") in providing a diversified line of financial services to the public including securities brokerage, investment advice, and asset management, financial planning and insurance. Our subsidiaries include the following:

  Investors Capital Corporation ("ICC") is duly registered under the Securities Exchange Act of 1934, the Investment Advisors Act of 1940 and applicable state law to provide broker-dealer and investment advisory services nationwide.
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
  ICC Insurance Agency, Inc. facilitates the sale of insurance and annuities by representatives.

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

USE OF ESTIMATES AND ASSUMPTIONS:

   The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS:

   Certain amounts in 2008 were reclassified to provide comparison with 2009 classifications.

REVENUE RECOGNITION:

   The Company’s revenue recognition policies are summarized below. These policies are maintained in compliance with SEC Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition in Financial Statements".

   Mutual Funds/Variable Annuities. Revenue from the sale of mutual funds and variable annuities is recognized as of the date the check and application are accepted by the investment company.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

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

   Administration Fees. Administration fees for services rendered to the Company’s representatives respecting annual FINRA license renewals and errors and omissions (“E&O”) insurance are recognized as revenue upon registration of the representative with FINRA and listing of the representative with the E&O insurance carrier. The funds received from the representative are initially recorded as unearned revenue. The amounts, if any, collected in excess of the E & O insurance premium and/or fees due FINRA are recognized as revenue. Fees collected to maintain books and records are deferred and recognized ratably throughout the year.

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

MARKETABLE SECURITIES:

   The Company classifies their short-term investments as trading, available for sale, or held to maturity. The Company's marketable securities consist of fixed income instruments and mutual funds and have been classified by management as trading. Accordingly, realized and unrealized gains and losses at year-end are included in the earnings of the Company. The fair market value of these securities are determined based on quoted market prices.

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

PROPERTY AND EQUIPMENT:

   Property and equipment consists of leasehold improvements, furniture, fixtures, automobile and computer equipment and software. All property and equipment is stated at cost and is depreciated over the appropriate useful life of the asset, five-years for software and equipment and seven-years for furniture and fixtures, using the straight-line method. Leasehold improvements are amortized over the useful life of the improvement or the remaining term of the lease, whichever is shorter. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and any gain or loss on disposition is recognized as a component of net realized gains (losses). Maintenance and repairs are charged to current operations as incurred.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES:

   The Company recognizes deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or loss in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has not recorded a valuation allowance against the deferred tax assets as management believes it is more likely than not that they will be realized.

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

EARNINGS PER SHARE:

   The Company reports net income (loss) per share in accordance with the SFAS No. 128, "Earnings per share". Diluted earnings per share do not include the effect of stock options as it has an anti-dilutive effect on earnings per share (See Note 19). In accordance with SFAS No. 128, basic and diluted net income per common share are determined by dividing net income by the weighted average number of common shares outstanding during the period.

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

   Refer to “Note 17 - Benefit Plans” for further discussion regarding methodology utilized in recognizing employee stock compensation expense.

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

   Loans to representatives. Management performs periodic evaluations and provides an allowance based on the assessment of specifically identified unsecured receivables and other factors, including the representative's payment history and production levels. Once it is determined that it is both probable that a loan has been impaired, typically due to the termination of the relationship, and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified. Loans charged to commission expense, upon the representative meeting their respective forgiveness target totaled $32,250 and $67,335 for the fiscal years ended March 31, 2009 and 2008. See “Note 3, Loans to Registered Representatives”.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

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

CAPITALIZED SOFTWARE:

   We capitalize certain software development costs that meet established criteria for costs of computer systems developed or obtained for internal use. No costs have been incurred to develop and market software externally. All software that has been purchased for internal use has been capitalized and depreciated on a straight line basis over five years.

   All costs for hosting our website have been charged over the period of benefit. All costs incurred in the operating stage have been expensed as soon as we incur them unless these costs have enhanced our website. All website costs for enhancements and upgrades have been capitalized during the application and development stage and amortized on a straight line basis over a five year period.

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

   In May, 2009, FASB issued Statement No. 165, “Subsequent Events”. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009.

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

   Some loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have failed the forgiveness contingency, are repayable to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are paid off. Interest charged on the loans to representatives range from 3% to 11.25% annually.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Loans to registered representatives are as follows:

	Year Ended March 31,
	2009	2008
Loans to representatives
Non-forgiveable	$ 567,576	$ 339,547
Forgiveable	396,632	475,488
Less: allowance	(97,279)	-
Total loans	$ 866,929	$ 815,035

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

   The note provides for a principle amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and a full payment on or before October 31, 2010. Prepayments are permitted without penalty. The interest accrued on this note for the comparative years 2009 and 2008, respectively, was $8,674 and $8,674.

NOTE 5 - NET CAPITAL

   The Company's wholly owned subsidiary, ICC, is subject to SEC regulations and operating guidelines that require ICC to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1.

   ICC's net capital as computed under SEC Uniform Net Capital Rule (Rule15c3-1) was $1,938,578 at March 31, 2009, which resulted in excess net capital of $1,409,273 over the required net capital of $529,305. The ratio of aggregate indebtedness to capital at March 31, 2009 was 4.10 to 1.

   ICC's net capital as computed under SEC Uniform Net Capital Rule (Rule15c3-1) was $1,284,793 at March 31, 2008, which resulted in excess net capital of $796,557 over the required net capital of $488,236. The ratio of aggregate indebtedness to capital at March 31, 2008 was 5.70 to 1.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

NOTE 6 - SECURITIES OWNED AND SOLD, NOT YET PURCHASED

   Securities owned and sold, not yet purchased, consist of trading securities at market values. The carrying amount of investment securities at market values are as follows:

	March 31, 2009
		Sold, Not Yet
	Owned	Purchased
Corporate equity	$ 14,666	$ -
Corporate bonds	62,609	-
Municipal bonds	3,980	-
Mortgage-back security	4,123	-
Mutual funds	58	-
Certificate of Deposit	-	7,056
	$ 85,436	$ 7,056

	March 31, 2008
		Sold, Not Yet
	Owned	Purchased
Corporate equity	$ 26,480	$ 117,662
Corporate bonds	19,912	23,697
Municipal bonds	30,908	-
Mutual funds	43,312	-
Certificate of Deposit	22,024	-
Treasury bonds	38,699	-
	$ 181,335	$ 141,359

NOTE 7 - INVESTMENTS

   Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. During the years ended 2009 and 2008, the Company became aware of factors that indicated a decrease in the value of their private equity investments which was considered to be other than temporary. The Company reduced the value of the investments to $0 and recognized a loss in 2009 and 2008 of $40,000 and $150,000, respectively.

   At March 31, 2008, the Company had investments in U.S. Treasury Notes at a face value of $1,000,000, being held to maturity. These notes matured during the year ended March 31, 2009.

   These investments are presented at an amortized value as follows as of March 31, 2008:

Purchase	Purchase			Amortized
Date	Price	Interest Rate /Maturity Date /Coupon Date	Face Value	Value	Interest Date
7/12/2006	$ 248,525	US TREAS NOTES 4.875% 04/30/08 B/E DTD 04/30/06 N/C	$ 250,000	$ 249,918	Apr 30, Oct 31
7/12/2006	249,727	US TREAS NOTES 5.125% 06/30/08 B/E DTD 06/30/06 N/C	250,000	250,007	Jun 30, Dec 30
9/28/2006	250,732	US TREAS NOTES 4.875% 08/31/08 B/E DTD 08/31/06 N/C	250,000	250,159	Feb 28, Aug 28
11/3/2006	242,461	US TREAS NOTES 3.125% 10/15/08 B/E DTD 10/15/03 N/C	250,000	247,777	Apr 15, Oct 15
	$ 991,445	Balance at March 31, 2008	$ 1,000,000	$ 997,861

   The Company had invested in a $250,000 face amount Certificate of Deposit with a stated date of maturity as of December 26, 2008 with a coupon rate of 4.70%. The Company held this investment to maturity.

   On September 8, 2006, The Eastern Point Advisors Capital Appreciation Fund merged with The Eastern Point Advisors Rising Dividend Fund to become The Rising Dividend Growth Fund. As of March 31, 2009 and 2008, the Company’s investment in The Rising Dividend Growth Fund had a fair market value of $127,143 and $175,824, respectively.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

   The Company is engaged in various trading and brokerage activities whose counterparties primarily include the general public. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. Securities sold, but not yet purchased, represent obligations of the Company to purchase the security in the market at the prevailing prices to the extent that the Company does not already have the securities in possession. Accordingly, these transactions result in off-balance sheet risk when the Company's satisfaction of the obligations exceeds the amount recognized in the balance sheet. The risk of default depends on the creditworthiness of the counterparty of the issuer of the instrument. It is the Company's policy to review, as necessary, the credit standings of each counterparty with which it conducts business. Commission’s receivables from one source were 39.04% and 23.8% of total receivables for the years ended March 31, 2009 and 2008, respectively.

   At March 31, 2009, the bank statement balance of the Company's cash and cash equivalents was $6,317,214. Of the bank statement balance, $250,000 was covered by federal depository insurance and $2,887,557 was covered by the Depositors Insurance Fund of Massachusetts. The Company's cash and cash equivalents as of March 31, 2009 also include $2,495,596 at its clearing broker-dealer of which $500,000 was fully insured by the Securities Investor Protection Corporation (“SIPC”).

   At March 31, 2008, the bank statement balance of the Company's cash and cash equivalents was $4,885,530. Of the bank statement balance, $100,000 was covered by federal depository insurance and $2,716,791 was covered by the Depositors Insurance Fund of Massachusetts. The Company's cash and cash equivalents as of March 31, 2008 also include $1,065,579 at its clearing broker-dealer of which $500,000 was fully insured by SIPC.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

   The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of March, 31, 2009:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Fair Value Measurements of Reporting Date Using
		Quotes Prices in
		Active Markets for	Significant Other	Significant
	Total Fair Value of	Identical Assets	Observable Input	Unobservable
	Asset or Liability	(Level 1)	(Level 2)	Inputs (Level 3)
Non-qualified deferred compensation investment	$ 533,665	$ 533,665	$ -	$ -
Cash surrender value of life insurance policies	406,089	406,089	-	-
Investments	127,143	127,143	-	-
Marketable securities, at market value	85,436	85,436	-	-
Total assets	$ 1,152,333	$ 1,152,333	$ -	$ -

Securities sold, not yet purchased, at market value	7,056	7,056
Non-qualified deferred compensation plan	541,993	541,993
Total liabilities	$ 549,049	$ 549,049

NOTE 10 - TRANSACTIONS WITH RELATED PARTIES

   From time to time the Company may enter into transactions with related parties which occur in the normal course of business and are deemed to be transacted at “arm’s length” by management or that the Company deems immaterial.

   The Company leases office space from Investors Realty, LLC, the owner of who is the principal stockholder of ICH. Rent expense, including condo fees, for these leases amounted to $377,517 and $377,193 for the years ending March 31, 2009 and 2008, respectively, and is included in occupancy costs on the consolidated statements of operations.

   The Company also acquires services from Investors Marketing Services, Inc., an owner of which is a principal stockholder of ICH. These services are primarily for the production of marketing kits which ICC uses for business development. The total costs for years ended March 31, 2009 and 2008 were $0 and $20,754, respectively.

   The Company engages in transactions with a related party, IMS Insurance Agency, Inc. (“IMS Insurance”), in connection with the promotion and servicing of fixed insurance products produced by the Company’s independent representatives. Payments made by the Company to IMS Insurance, when combined with payments received by the Company from IMS Insurance were immaterial for the years ended March 31, 2009 and 2008.

   Essex Securities, LLC’s owner is the spouse of the Company’s principal shareholder. The Company bills this related party a ticket charge for executing its trades and being the introducing broker. Amounts billed for the years ended March 31, 2009 and 2008 were immaterial.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

NOTE 11 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31:

	2009	2008
Equipment	$ 1,659,294	$ 1,385,406
Leasehold improvements	644,833	628,992
Furniture and fixtures	397,444	412,956
Computer software	-	287,962
Automobile	-	25,831
	2,701,571	2,741,147

Accumulated depreciation and amortization	(1,750,951)	(1,463,511)
Property and equipment, net	$ 950,620	$ 1,277,636

NOTE 12 - NOTES PAYABLE

   At March 31, 2009 and 2008, notes payable consisted of debt to finance insurance premiums. These notes are referenced in the table below:

March 31,	Lender	Premium	Principal	Interest Rate	Maturity Date

		Directors and Officers, Liability,
2009	First Insurance Funding, Corp.	Fidelity Bond	$ 258,961	5.25%	December 17, 2009
	Flat Iron Funding	Errors & Omissions	785,844	3.75%	October 31, 2009
			$ 1,044,805

		Directors and Officers, Liability,
2008	First Insurance Funding, Corp.	Fidelity Bond	$ 150,920	6.0%	December 17, 2008
	First Insurance Funding, Corp.	Errors & Omissions	702,492	5.11%	September 30, 2008
			$ 853,412

   For the comparative years ended March 31, 2009 and 2008 there was no long term debt outstanding.

NOTE 13 - INCOME TAXES

   The provision (benefit) for income taxes is as follows for the fiscal years ended March 31:

	2009	2008
Current:
Federal	$ (44,086)	$ (188,851)
State	57,077	892
	12,991	(187,959)

Deferred:
Federal	(214,547)	218,525
State	(137,111)	(1,462)
	(351,658)	217,063
Total	$ (338,667)	$ 29,104

   Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of deferred compensation, legal accruals, unrealized gains, mutual fund start up costs and differences between depreciation expenses for financial statement purposes versus tax return purposes.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

    Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the folwing at:

March 31, 2009
	Asset	Liability	Net

Federal	$ 788,182	$ (8,257)	$ 779,925
State	368,618	(50,591)	318,027
Total	$ 1,156,800	$ (58,848)	$ 1,097,952

March 31, 2008
	Asset	Liability	Net

Federal	$ 519,532	$ (8,257)	$ 511,275
State	225,556	(40,071)	185,485
Total	$ 745,088	$ (48,328)	$ 696,760

   The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

	Years Ended March 31,
	2009	2008

Deferred tax assets (liabilities):
Accrued legal and settlements	$ 463,200	$ 53,761
Deferred compensation	368,454	326,833
Net operating losses	144,952	219,257
Depreciation and other	110,369	85,932
Mutual Fund start-up costs	21,783	21,783
Unrealized gain	(10,806)	(10,806)
Total deferred tax assets	$ 1,097,952	$ 696,760

   The total income tax provision (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

	Years Ended March 31,
	2009	2008

Tax at U.S. statutory rate	$ (727,146)	$ (194,575)
State taxes, net of federal benefit	(139,094)	(60,074)
Unallowable expenses	468,678	61,966
Other adjustments(1)	58,895	221,787
Provision (benefit) for income taxes	$ (338,667)	$ 29,104
1) Other Adjustments are additional state taxes and return to provision adjustments related to permanent items.

   As of March 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $152,000 and $1,487,000 respectively, which may be available to offset future income tax liabilites and begin to expire in 2010 through 2028. The Company believes that it is more likely than not that the deferred tax assets listed above will be realized.

NOTE 14 - SEGMENT INFORMATION

   Operating segments are defined as components of a business about which separate financial information is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

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

   Assets are allocated among ICH and its subsidiaries based upon legal ownership and the services provided. Total period-end assets are presented on a stand-alone basis, i.e., without inter-company eliminations. The Company does not allocate income taxes or unusual items to segments. Corporate items and eliminations are presented in the following table for the purpose of reconciling the stand-alone asset amounts to total consolidated assets.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

	March 31, 2009
	ICC	ICA/EPA	ICH	ICH Securities	Totals
Non-interest revenue	$ 69,734,741	$ 11,351,093	$ (41,007)	$ -	$ 81,044,827
Revenue from transaction with
other operating segments:	181,803	-	-	-	$ 181,803
Interest and dividend income, net	504,045	47,143	11,322	51	$ 562,561
Depreciation and amortization	381,959	4,666	-	-	$ 386,625
Income (loss) from operations	(406,057)	1,189,073	(2,951,733)	51	$ (2,168,666)
Period end total assets	14,768,000	1,306,584	2,555,321	10,187	$ 18,640,092
Corporate items and eliminations	-	-	(135,758)	-	$ (135,758)

	March 31, 2008
	ICC	ICA/EPA	ICH	ICH Securities	Totals
Non-interest revenue	$ 79,467,277	$ 10,788,563	$ -	$ -	$ 90,255,840
Revenue from transaction with
other operating segments:	2,170,854	294,717	-	-	$ 2,465,571
Interest and dividend income, net	596,964	55,030	9,768	67,547	$ 729,309
Depreciation and amortization	378,328	2,496	-	-	$ 380,824
Income (loss) from operations	(1,790,496)	1,689,177	(598,522)	67,487	$ (632,354)
Period end total assets	12,259,679	1,342,234	5,193,014	10,137	$ 18,805,064
Corporate items and eliminations	-	(3,119)	(1,735,372)	-	$ (1,738,491)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

   The Company is obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases. The terms of the leases expire between fiscal year 2010 and 2016. Options to renew for additional terms are included under the lease agreements. Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes. The total minimum rental due in future periods under these existing agreements is as follows as of March 31 2009:

2010	$ 435,633
2011	395,260
2012	370,606
2013	25,673
2014	24,000
Thereafter	48,000
$ 1,299,172

   Total lease expense approximated to $712,000 and $630,000 for fiscal years ended March 31, 2009 and 2008, respectively.

   While management has no plans to cancel, the Company is contractually obligated in the short-term for approximately $387,000 of costs associated with hosting its national events at various locations that are expecting payment in the year ended March 31, 2010.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

NOTE 16 - LITIGATION AND REGULATORY MATTERS

   In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings brought on behalf of various claimants. Certain of these actions and proceedings are based on alleged violations of consumer protection, securities and other laws and may involve claims for substantial monetary damages asserted against the Company and its subsidiaries. Also, the Company and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries, investigations and formal administrative proceedings that may result in fines or other negative impact on the Company. ICC, as a duly registered broker/dealer and investment advisor, is subject to regulation by the SEC, FINRA, NYSE Euronext (formerly the American Stock Exchange) and other state securities regulators.

   The Company maintains Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with certain litigation and arbitration proceedings and, as a result, in the majority of cases the Company’s exposure is limited to $100,000 in any one case, subject to policy limitations and exclusions. The maximum exposure in any one case with coverage was $75,000 per the Company’s E&O policy through December 30, 2008. The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to $200,000 deductible per case, subject to policy limitations and exclusions.

   The Company had accrued expenses of $2,267,522 and $141,500 as of March 31, 2009 and 2008, respectively related to legal fees and estimated probable settlement costs. Additionally, amounts due from the Company’s financial institution bond are $956,223 included in accounts receivable on the consolidated balance sheet. On May 22, 2009, a regulatory matter related to this same claim was settled in principle. Under this settlement the Company agreed to pay a $250,000 administrative fine to the Commonwealth of Massachusetts, payable in two installments.

NOTE 17 - BENEFIT PLANS

   Equity Incentive Plans. As of September 1, 1994, the Company adopted a stock option plan (the "1994 Plan") that provided for the granting of options to Timothy Murphy, the Company’s CEO, to purchase shares of the common stock of the Company for $1.00 per share. Following a three for two stock split in 1997, a maximum of 150,000 shares of common stock were issuable under the 1994 Plan. The number of options and grant date were determined at the discretion of the Company's Board of Directors (the "Board"). Options outstanding under the 1994 Plan are fully exercisable and have no stated expiration.

   As of October 1, 1997, the Board adopted the 1996 Incentive Stock Plan (the "1996 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock options and stock grants, and the aggregate number of shares to be delivered under the 1996 Plan cannot exceed 300,000. In February 2008, the Company’s Board approved the extension of 7,677 vested options from the 1996 Plan from their initial maturity of January 2008 to March 31, 2008. As of March 31, 2009 and 2008, there were no options outstanding.

   As of March 12, 2001, the Board adopted the 2001 Equity Incentive Plan (the "2001 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock grants and/or stock options to purchase shares of the common stock of the Company. The aggregate number of shares issuable under the 2001 Plan cannot exceed 250,000. The numbers of shares subject to each stock grant or stock option and any vesting requirements are determined by the Board. To date, only options have been awarded under the 2001 Plan. The stock options outstanding fully vest two years after grant, are exercisable for an additional three years after vesting and are forfeited ninety days after termination of employment with the Company.

   The Investors Capital Holdings, Ltd. 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Board on May 17, 2005, and was approved by vote of the Company’s stockholders at a September 21, 2005 meeting. The purpose of the 2005 Plan is (i) to attract and retain employees, directors, officers, representatives and other individuals upon whom the responsibilities of the successful administration, management, planning and/or organization of the Company may rest, and whose present and potential contributions to the welfare of the Company, a parent corporation or a subsidiary are of importance (“Key Contributors”), and (ii) to motivate Key Contributors with a view toward enhancing profitable growth of the Company over the long term. Under the 2005 Plan, the Company is authorized to award options to purchase common stock, and shares of common stock, to employees, independent representatives and others who have contributed to or are expected to contribute to the Company, its businesses and prospects. Stock options and restricted stock customarily are granted by the Company in connection with initial employment or under various retention plans. Options may, but need not, be designated as incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986. As of March 31, 2009 and 2008, the Company had not granted any options under the plan and had no current plans to do so.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Restricted Stock Grants

   Restricted shares of stock granted under the 2005 Plan as of March 31, 2009 have been either fully vested at date of grant or subject to vesting over times periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Restricted shares have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

   The following table presents the total number of restricted stock grants awarded under the 2005 Plan during the last two years.

	Number of Restricted Shares
	Granted
	2009	2008
Registered representatives	24,914	33,250
Employees	2,000	27,200
Executive officers	-	250,000
	26,914	310,450

   Stock compensation for the years ended March 31, 2009 and 2008 for restricted shares issued under all Plans was $844,702 and $1,055,648, respectively.

   The following activity under the 2005 Plan occured during the fiscal year ended March 31, 2009:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at 4/1/2008	264,142	$2.38	1.76 years	$ 628,658

Granted	26,914	$4.83		$ 129,995
Less: vested	(166,775)	$4.96		$ (827,204)
Less: canceled	(27,368)	$3.29		$ 90,218

Non-vested at 3/31/2009	96,913	$4.11	1.66 years	$ 398,312

The following activity under the 2005 Plan occurred during the fiscal year ended March 31, 2008:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at 4/1/2007	181,729	$3.95	3.8 years	$ 717,830

Granted	310,450	$5.29		$ 1,642,281
Less: vested	(217,093)	$5.01		$ (1,087,636)
Less: canceled	(10,944)	$4.83		$ (52,860)

Non-vested at 3/31/2008	264,142	$2.38	1.76 years	$ 628,658

   The Company's net loss for the fiscal year ended March 31, 2009 and 2008, respectively includes $743,454 and $920,875 of compensation costs related to vesting of restricted stock grants to employees and $101,248 and $134,773 of restricted stock grants to directors, consultants and independent representatives, under the 2005 Plan.

   As of March 31, 2009 there was $398,312 of unrecognized compensation cost related to grants under the 2005 Plan.

Stock Option Grants

   A summary of the status of the Company's employee, representative and Directors' fixed stock options as of March 31, 2009 and 2008, and changes during the fiscal years ended on those dates, is presented below:

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Employee	2009		2008
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	150,000	$1.00	153,332	$1.02
Granted	-		3,332
Forfeited	-		(3,332)
Exercised	-		(3,332)
Outstanding at year end	150,000	$1.00	150,000	$1.00

Options exercisable at year-end	150,000		150,000

Weighted-average fair value of
options granted during the year	-		-

   There were 3,332 options forfeited due to expiration which were reissued by Board vote under the 2001 Plan on February 13, 2008 and the expense reported was $11,630. The fair value of options granted to employees in the fiscal years ended March 31, 2009 and March 31, 2008 is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2009	2008
Dividend	n/a	0.19%
Volatility	n/a	42%
Risk-free interest rate	n/a	0.71%
Expected Life in years	n/a	0.12

   The following table summarizes information about ex-directors' fixed stock options outstanding as of March 31, 2009 and 2008:

Ex-directors	2009		2008
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	-		4,345	$1.91
Granted	-		4,345
Forfeited	-		(5,679)
Exercised	-		(3,011)
Outstanding at end of year	-		-	$0.00

   Stock-based compensation for option grants to ex-directors amounted to $0 and $15,166 for the fiscal years ended March 31, 2009 and 2008, respectively. On February 13, 2008 these options were reissued under the plan after they had been previously forfeited. Stock-based compensation was calculated using the Black-Scholes option-pricing during fiscal years ended March 31, 2009 and March 31, 2008. The following assumptions were applied to grants for the fiscal years ending March 31:

	2009	2008
Dividend	n/a	0.19%
Volatility	n/a	42%
Risk-free interest rate	n/a	0.71%
Expected Life in years	n/a	0.12

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

   A summary of the status of the Company's independent registered representatives' fixed stock options as of March 31, 2009 and 2008, and changes during the years ending on those dates, is presented below:

Independent Representatives	2009		2008
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	81,425	$3.92	114,312	$3.51
Granted	-		-
Forfeited	(15,393)	$3.62	(7,598)	$2.61
Exercised	(34,760)	$3.51	(25,289)	$2.42
Outstanding at year end	31,272		81,425

Options exercisable at year-end	31,272	$4.55	81,425	$3.92

   There was no stock-based compensation for option grants to registered representatives for the fiscal years ended March 31, 2009 and 2008, respectively. The following assumptions were applied to grants for the years ending March 31:

	2009		2008
	Aug 2003	Nov 2004	Aug 2003	Nov 2004
Dividend	n/a	n/a	0.21%	0.21%
Volatility	n/a	n/a	42%	42%
Risk-free interest rate	n/a	n/a	1.45%	1.59%
Expected Life in years	n/a	n/a	0.38	1.58

   The following table summarizes information about independent registered representatives' fixed stock options outstanding as of March 31, 2009:

Options Outstanding		Options Exercisable
Weighted-Average
	Number	Remaining		Number	Weighted-Average
Exercise Price	Outstanding	Contractual Life (years)	Exercise Price	Exercisable	Exercise Price

$ 4.55	31,272	0.61	$ 4.55	31,272	$ 4.55

   Retirement Plan: The Company has a 401(k) retirement plan that allows participation by all employees with at least three months of service. Individuals employed on the plan's effective date did not have to satisfy the service requirement. The Company's contribution was based on matching 100% of the first 3% of the amount of elected salary deferral elected by each eligible employee. Effective May 29, 2001, the Company's contribution was increased to matching 100% of the first 6% of the amount of elected salary deferral, with matching dollars to be in the form of the Company's common stock. The Company's contribution expense for the years ended March 31, 2009 and 2008 were $201,374 and $266,072, respectively. Effective, January 1, 2009, the Company discontinued its discretionary match.

   Non-Qualified Deferred Compensation Plan: Effective December 2008, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan, for which ICC is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan. The total amount of deferred compensation was $444,338 and $331,202 for the years ended March 31, 2009 and 2008, respectively.

NOTE 18 - EMPLOYMENT AGREEMENTS

   The Company has entered into employment agreements with its Chairman of the Board and its President and Chief Executive Officer providing for annual salaries currently set at $400,000 each. The officers also may be awarded salary increases, annual bonuses or other incentive programs at the discretion of the Human Resources Committee of the Board. If the Company fails to renew the employment term or terminates either officer’s employment, either with or without cause, or if he resigns for therein-defined “just cause”, the officer is entitled to receive (i) 60 or 36 months' salary, respectively, in installments plus certain benefits over the severance period, (ii) any bonus payable for the prior fiscal year and (iii) an amount equal to any bonus payable with respect to the fiscal year of termination. In addition, in the event of a therein-defined “change in control” each officer has certain stock option and bonus acceleration rights.

   In May 2008, ICC entered into an employment agreement with its Chief Technology Officer (“CTO”) that was effective as of February 13, 2008 and that provides for an annual salary of $175,000. The CTO also may be awarded salary increases, annual bonuses or other incentive programs at the discretion of the Company. If the Company fails to renew the employment term or terminates the officer’s employment without cause, or if he resigns for therein-defined “just cause”, the officer is entitled to receive (i) 24 months' salary in installments plus certain benefits over the severance period, (ii) any bonus payable for the prior fiscal year and (iii) an amount equal to any bonus payable with respect to the fiscal year of termination. In addition, in the event of a therein-defined “change in control” the CTO has certain stock option, stock grant and bonus acceleration rights.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

NOTE 19 - EARNINGS PER COMMON SHARE

   Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock, as well as any adjustment to income that would result from the assumed issuance. As of March 31, 2009 and 2008, there were no stock options and no restricted stock outstanding that were not included in the diluted earnings per share calculation because they were anti-dilutive.

NOTE 20 - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The unaudited quarterly amounts may differ due to the reclassifications. Refer to Note 2 -- Summary of Significant Accounting Policies.

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Revenues	$ 22,887,562	$ 23,053,345	$ 18,351,520	$ 17,314,961
Expenses	18,585,175	18,639,678	14,370,628	14,014,107
Gross profit	4,302,387	4,413,667	3,980,892	3,300,854
Net loss	(274,546)	(491,926)	(614,715)	(448,812)
Basic earnings (loss) per share	$ (0.04)	$ (0.08)	$ (0.10)	$ (0.07)
Diluted earnings (loss) per share	N/A	N/A	N/A	N/A

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Revenues	$ 22,748,795	$ 23,085,205	$ 23,270,956	$ 21,880,194
Expenses	18,325,414	18,827,534	18,190,813	18,044,542
Gross profit	4,423,381	4,257,671	5,080,143	3,835,652
Net loss	466,566	259,049	52,221	(1,439,294)
Basic earnings (loss) per share	$ 0.08	$ 0.04	$ 0.01	$ (0.24)
Diluted earnings per share	$ 0.08	$ 0.04	$ 0.01	N/A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

   Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. The Company is subject to the requirements of Section 404 of the Sarbanes Oxley Act of 2002. Accordingly, the Company completed a self-assessment and test of the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2009.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

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

   Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

Remediation of Material Weaknesses in Internal Control

   Not applicable.

No Attestation Report by Public Accounting Firm

   This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

   The Company established internal control over financial reporting as part of its organization and there were no changes to such internal control over the course of the year that would materially affect, or that would be reasonably likely to materially affect, its internal control over financial reporting.

PART III INCORPORATION BY REFERENCE

   Item 10 – “Directors, Executive Officers and Corporate Governance”, Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Item 13 -- "Certain Relationships and Related Transactions, and Director Independence" and Item 14 – “Principal Accountant Fees and Services” are incorporated herein by this reference to the Company's definitive proxy statement for its 2009 annual meeting of stockholders, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Documents Filed as a Part of this Report:
1.	Financial Statements:	Page
	Independent Auditors' Report	45
	Consolidated Balance Sheets as of March 31, 2008 and 2006	47
	Consolidated Statements of Income for the years ended March 31, 2008, 2006 and 2005	48
	Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2008, 2006 and 2005	49
	Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2006 and 2005	50-51
	Notes to Consolidated Financial Statements	52-72

2.	Financial Statement Schedules:
No financial schedules are listed since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits:
Exhibit
Number	Description	Location
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)	(2)(Exh. 10.1)
10.2	Employment Agreement with Timothy B. Murphy (3)	(2)(Exh. 10.2)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2008 Stock Grant Agreement (3)	(7)(Exh. 10.9)

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

14.1	Code of Business Conduct and Ethics	(8)(Exh. 5.05)
21.1	Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2009.	(1)
23.1	Consent of UHY LLP	(1)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the indicated exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2007.
(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.
(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.
(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.
(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2008.
(8)	Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed September 26, 2008.

   Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Timothy B. Murphy Chief Executive Officer Date: June 29, 2009

   Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated.

Signature	Capacity(ies)	Date

/s/ Timothy B. Murphy	Principal Executive Officer	June 29, 2009
Timothy B. Murphy

/s/ Kathleen L. Donnelly	Principal Financial and Accounting Officer	June 29, 2009
Kathleen L. Donnelly

/s/ Geoffrey Chalmers	Director	June 29, 2009
Geoffrey Chalmers

/s/ William Atherton	Director	June 29, 2009
William Atherton

/s/ Robert Martin	Director	June 29, 2009
Robert Martin

/s/ Arthur J. Stickney	Director	June 29, 2009
Arthur J. Stickney

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

EXHIBIT INDEX

(Exhibits being initially filed with this Form 10-K)

21.1	Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2009
23.1	Consent of UHY LLP
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Exhibit 21.1

Subsidiaries of Investors Capital Holdings, Ltd.

Subsidiary	Jurisdiction of Incorporation
Investors Capital Corporation	MA
ICC Insurance Agency, Inc.	MA
Investors Capital Holdings Securities Corporation	MA
All subsidiaries are wholly-owned by Investors Capital Holdings, Ltd.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of Investors Capital Holdings, Ltd. and Subsidiaries on Form S-8 (No. 333-117808 and No. 333-134885), of our report dated June 26, 2009 pertaining to the consolidated financial statements of Investors Capital Holdings, Ltd. and Subsidiaries which appears in the Annual Report on Form 10-K of Investors Capital Holdings, Ltd. and Subsidiaries for the year ended March 31, 2009.

/s/ UHY LLP Boston, Massachusetts June 26, 2009

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 29, 2009 By: /s/ Timohy B. Murphy Timothy B. Murphy Chief Executive Officer and Director (principal executive officer)

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 29, 2009 By: /s/ Kathleen L. Donnelly Kathleen L. Donnelly Chief Financial Officer (principal financial officer)

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Exhibit 32.1 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: June 29, 2009

By: /s/ Timothy B. Murphy

Timothy B. Murphy Chief Executive Officer and Director (principal executive officer)

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2009

Exhibit 32.2 CERTIFICATION

I, Kathleen L. Donnelly, certify that this report on Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: June 29, 2009

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly Chief Financial Officer (principal financial officer)