Form 10-Q
period 2009-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2009-08-13
CIK 1001871

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 _____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number: 1-16349

INVESTORS CAPITAL HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3284631 (I.R.S. Employer Identification No.)

230 Broadway E. Lynnfield, Massachusetts 01940 (Address of principal executive offices) (781) 593-8565 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

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

     There were 6,565,961 shares outstanding of the issuer’s common stock, par value $.01 per share, as of August 10, 2009.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

-----------------------------------------------------------------------------------------------

Table of Contents

PART I

-----------------------------------------------------------------------------------------------
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 4. CONTROLS AND PROCEDURES

PART II

-----------------------------------------------------------------------------------------------
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES

-----------------------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		June 30, 2009	March 31, 2009
Assets
Current Assets
Cash and cash equivalents		$ 5,290,702	$ 6,151,613
Deposit with clearing organization, restricted		175,000	175,000
Accounts receivable		5,818,394	6,154,798
Note receivable - (current)		8,646	8,674
Loans receivable from registered representatives (current), net of allowance		669,364	737,571
Prepaid income taxes		168,236	295,608
Marketable securities, at market value		161,817	85,436
Prepaid expenses		848,726	858,679
		13,140,885	14,467,379

Property and equipment, net		861,278	950,619

Long Term Investments
Loans receivable from registered representatives, less current portion		141,506	129,358
Note receivable, less current portion		747,617	747,617
Investments		144,157	127,143
Non-qualified deferred compensation investment		659,805	533,665
Cash surrender value life insurance policies		454,371	406,089
		2,147,456	1,943,872
Other Assets
Deferred tax asset, net		870,222	1,097,952
Other assets		72,564	44,512
		942,786	1,142,464

	TOTAL ASSETS	$ 17,092,406	$ 18,504,334

	Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable		$ 1,851,183	$ 2,029,286
Accrued expenses		1,306,339	2,347,761
Notes payable		624,841	1,044,805
Unearned revenues		102,668	94,259
Commissions payable		2,810,866	2,860,093
Securities sold, not yet purchased, at market value		12,468	7,056
		6,708,365	8,383,260
Long-Term Liabilities
Non-qualified deferred compensation plan		668,623	541,993
		668,623	541,993

Total liabilities		7,376,988	8,925,253

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,569,846 issued and 6,565,961 outstanding at June 30, 2009;
6,570,177 issued and 6,566,292 outstanding at March 31, 2009		65,698	65,702
Additional paid-in capital		11,921,254	11,852,467
Accumulated deficit		(2,234,086)	(2,285,622)
Less: Treasury stock, 3,885 shares at cost		(30,135)	(30,135)
Accumulated other comprehensive income		(7,313)	(23,331)
Total stockholders' equity		9,715,418	9,579,081
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 17,092,406	$ 18,504,334

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
Revenue:
Commissions	$ 15,712,809	$ 19,274,159
Advisory fees	2,432,188	3,014,677
Other fee income	141,677	137,647
Marketing revenue	218,530	311,226
Interest, dividend and investment	109,631	160,459
Total Revenue	18,614,835	22,898,168

Commission and Advisory Fee Expenses	15,113,975	18,585,175
Gross Profit	3,500,860	4,312,993

	19.14%	19.23%
Operating Expenses:
Advertising	182,362	437,223
Communications	150,619	237,418
Selling expenses	332,981	674,641

Compensation and benefits	1,671,936	2,521,453
Regulatory, legal and professional	615,624	1,083,699
Occupancy	229,116	302,135
Other administrative	350,485	301,776
Interest	10,580	11,857
Total Administrative Expenses	2,877,741	4,220,920

Total Operating Expenses	3,210,722	4,895,561

Operating Income (loss)	290,138	(582,568)

(Benefit) provision for income taxes	238,602	(308,023)

Net income (loss)	$ 51,536	$ (274,545)

Earnings per common share
Basic earnings per common share:	$ 0.01	$ (0.04)
Diluted earnings per common share:	$ 0.01	N/A

Dividends per common share:
Basic earnings per common share	$ -	$ -
Diluted earnings per common share	$ -	$ -

Share Data
Weighted average shares used in basic earnings per
common share calculations	6,483,690	6,332,746
Plus: Incremental shares from assumed exercise of
stock options	226,679	595,559
Weighted average shares used in diluted earnings per
common share calculations	6,710,369	6,928,305

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Common Stock						Accumulated
	$.01 Par Value		Additional	Comprehensive	Retained	Treasury	Other	Total
	Number of	Carrying	Paid-In	Income	Earnings	Stock	Comprehensive	Stockholders'
	Shares	Amount	Capital		(Deficit)		Income (Loss)	Equity
Balance at April 1, 2008	6,535,871	$ 65,359	$ 10,886,381		$ (455,623)	$ (30,135)	$ 28,674	$ 10,494,656
Stock-based compensation:
Exercise of stock options	2,240	22	7,818					7,840
Amortization of deferred compensation			237,812					237,812
Issuance of Common Stock under Plans	2,000	20	4,610					4,630
Comprehensive income:
Net loss				(274,545)	(274,545)
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding loss arising during				(3,668)
the period, no tax effect
No reclassification adjustment required				-
Other Comprehensive Loss				(3,668)			(3,668)
Comprehensive Loss				(278,213)				(278,213)

Balance at June 30, 2008	6,540,111	$ 65,401	$ 11,136,621	-	$ (730,168)	$ (30,135)	$ 25,006	$ 10,466,725
Balance at April 1, 2009	6,570,177	$ 65,702	$ 11,852,467	$ -	$ (2,285,622)	$ (30,135)	$ (23,331)	$ 9,579,081
Stock-based compensation:
Exercise of stock options
Amortization of deferred compensation			68,783					68,783
Cancelled restricted shares	(333)	(4)	4					-
Comprehensive income:
Net Income				51,536	51,536
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gain arising during				16,018
the period, no tax effect
No reclassification adjustment required				-
Other Comprehensive Income:				16,018			16,018
Comprehensive Loss				67,554				67,554

Balance at June 30, 2009	6,569,844	$ 65,698	$ 11,921,254	$ -	$ (2,234,086)	$ (30,135)	$ (7,313)	$ 9,715,418

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net income	$ 51,536	$ (274,545)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	88,142	99,505
Loss on disposal of property and equipment	1,199	-
Amortization of discount on U.S. Treasury note	-	(963)
Forgivable loans charged to commissions	40,595	-
Recovery of allowance for doubtful accounts on RR loans receivable	(8,180)	-
Valuation allowance income taxes	102,405	-
Deferred taxes	125,325	60,372
Stock-based compensation	68,783	242,442
Unrealized (gain) loss in marketable securities	755	(68,935)
Non-qualified deferred compensation investment	490	(2,963)
Market adjustment to cash surrender value life insurance policy	12,061	3,623

Change in operating assets and liabilities:
Accounts receivable	336,404	(86,824)
Loans receivable from registered representatives	23,643	(62,025)
Prepaid expenses and other assets	(18,099)	(9,423)
Prepaid income taxes	127,372	301,605
Securities, net	(71,724)	-
Accounts payable	(178,103)	104,736
Accrued expenses	(1,041,422)	213,128
Unearned revenues	8,409	7,718
Commissions payable	(49,227)	254,465
Net cash (used in) provided by operating activities	(379,636)	781,916

Cash flows from investing activities:
Acquisition of property and equipment	-	(66,085)
Proceeds from maturity of U.S. Treasury notes	-	500,000
(Payments) Cash surrender value life insurance policy	(60,343)	(18,221)
Note receivable	28	3,408
Purchase of investments	(996)	(1,111)
Net cash (used in) provided by investing activities	(61,311)	417,991

Cash flows from financing activities:
Payments on note payable	(419,964)	(469,300)
Exercise of stock options	-	7,840
Net cash used in financing activities	(419,964)	(461,460)

Net change in cash and cash equivalents	(860,911)	738,447
Cash and cash equivalents, beginning of period	6,151,613	4,340,082
Cash and cash equivalents, end of period	$ 5,290,702	$ 5,078,529

Supplemental disclosures of cash flow information:
Interest paid	$ 10,580	$ 8,928
Income taxes paid	$ 58,734	$ -

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

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

INTERIM FINANCIAL REPORTING:

     The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2009 filed with the SEC.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

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

     The Company also receives credit for clearing charge adjustments that are netted against any clearing charges Company may incur for the period. These adjustments are recognized as income in the period received unless otherwise noted by the clearing Company.

     Unrealized gains and losses are recorded at the time that the Company reconciles its trading positions monthly with market value. The unrealized gains or losses are adjusted to market until the position is settled or the trade is cancelled.

     Advisory Fees. Our managed accounts advisory fees are based on the amount of assets managed per agreement negotiated between our independent representatives and their clients. These revenues are recorded quarterly as and when billed based on the fair market value of assets managed throughout the quarter. Any portion remaining uncollected due account adjustments after account rebalancing is charged against earnings at quarter end.

     Administration Fees. Administration fees for services rendered to the Company’s representatives respecting annual FINRA license renewals and Error and Omissions (“E&O”) insurance are recognized as revenue upon registration of representative with FINRA and listing of the registered representative with the E&O insurance carrier. The funds received from the registered representative are initially recorded as unearned revenue. The amounts, if any, collected in excess of the E & O insurance premium and/or fees due FINRA are recognized as revenue. Fees collected to maintain books and records are deferred and recognized ratably throughout the year.

     Marketing Revenue. Revenue from marketing associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of each event offset by its costs.

Accounts Receivable – Allowance for Doubtful Accounts

     Loans to representatives. Management performs periodic evaluations and provides an allowance based on assessment of specifically identified unsecured receivables and other factors, including the representative's payment history and production levels. Once it is determined that it is both probable that a loan has been impaired, typically due to termination of the relationship, and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified. For the three months ended June 30, 2009, $40,595 was charged commission expense upon meeting respective forgiveness terms. There were no loans written off to commission expense for the three months ended June 30, 2008, respectively. See “Note 6 - Loans to Registered Representatives”.

     Trade receivables. As prescribed by the SEC, trade receivables usually settle within three days. If a trade error results, the Company pursues remedies to collect on the trade error. The Company does not record a receivable resulting from trade error that is in litigation or whose outcome is otherwise not reasonably determinable. In such a case, the Company applies any proceeds from settlements or insurance against any trade losses incurred.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

Income Taxes

     The Company recognizes deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or loss in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a valuation allowance of $0.10 million against ICH’s historical deferred tax assets generated by net operating losses. Management believes it is more likely than not that the remaining deferred tax assets will be realized.

RECENTLY ISSUED ACCOUNTING STANDARDS:

     In May, 2009, FASB issued Statement No. 165, “Subsequent Events.” This Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 effective June 30, 2009 and evaluated any subsequent events through the date of this filing. We concluded there were no material subsequent events requiring disclosue.

NOTE 2 - SEGMENT INFORMATION

     The Company reports certain financial and descriptive information about its operating segments. The operating segments are components of a business about which separate financial information is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

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

     Effective October 1, 2008, management modified its expense sharing agreement which revised the previous method of allocating expenses. Under this agreement there are no such ICH-generated overhead expenses. Instead, management allocates all expenses separately to the parent and ICC, including allocation of costs associated with shared personnel, based upon time studies and a determination of which entities are the beneficiaries of the services rendered by the personnel. Within ICC, expenses are further allocated between the two segments, ICC and ICA as follows: overhead expenses pro rata to revenue, direct full-time and time-shared employee costs based on the segments being served, and other personnel-related expenses pro rata to head count.

Segment reporting is as follows:

	June 30, 2009
	ICC	ICA	ICH	ICH Securities	Totals

Non-interest revenue	$ 16,000,443	$ 2,504,761	$ (2,489)	$ -	$ 18,502,715

Interest and dividend income, net	109,492	-	2,615	13	$ 112,120

Depreciation and amortization	86,975	1,167	-	-	$ 88,142

Income (loss)	385,596	250,695	(584,768)	13	$ 51,536

Period end total assets	13,691,669	1,271,104	2,371,787	10,200	$ 17,344,760
Corporate items and eliminations	N/A	N/A	N/A	N/A	(252,354)
Total assets					$ 17,092,406

	June 30, 2008
	ICC	ICA	ICH	ICH Securities	Totals

Non-interest revenue	$ 19,671,055	$ 3,066,654	$ -	$ -	$ 22,737,709

Interest and dividend income, net	153,802	-	3,681	13	$ 157,496

Depreciation and amortization	99,364	141	-	-	$ 99,505

Income (loss)	(423,050)	609,388	(768,919)	13	$ (582,568)

Period end total assets	12,940,122	569,624	5,181,162	10,149	$ 18,701,057
Corporate items and eliminations	N/A	N/A	N/A	N/A	(1,543,511)
Total assets					$ 17,157,546

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

NOTE 3 - LITIGATION AND REGULATORY MATTERS

     In the ordinary course of business, the Company is routinely a defendant in or party to pending and threatened legal actions and proceedings, including actions brought on behalf of various claimants. Certain of these actions and proceedings are based on alleged violations of consumer protection, securities and other laws and may involve claims for substantial monetary damages asserted against the Company. Also, the Company is subject to regulatory examinations, information gathering requests, inquiries, investigations and formal administrative proceedings that may result in fines or other negative impact on the Company. ICC, as a duly registered broker/dealer and investment advisor, is subject to regulation by the SEC, FINRA, NYSE Euronext (formerly the American Stock Exchange) and state securities regulators.

     The Company maintains Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with certain litigation and arbitration proceedings and, as a result, in the majority of cases the Company’s exposure is limited to $100,000 in any one case, subject to policy limitations and exclusions. The maximum exposure in any one case with coverage was $75,000 per the Company’s E&O policy through December 30, 2008. The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to a $350,000 deductible per case, subject to policy limitations and exclusions.

     The Company had accrued expenses of $1,323,206 and $2,267,522 as of June 30, 2009 and March 31, 2009, respectively related to legal fees and estimated probable settlement costs. Also, amounts included in accounts receivable of $945,223 at March 31, 2009 were subsequently collected by the Company from its fidelity bond carrier.

NOTE 4 - STOCK BASED COMPENSATION

     The Company measures and recognizes compensation expense for all share-based awards made to employees and directors to be based on estimated fair values. Under the modified prospective transition method selected by the Company, all equity-based awards granted to employees and existing awards modified are accounted for at fair value with compensation expense recorded as a component of net (loss) income. The Company periodically issues common stock to employees, directors, officers, representatives and other key individuals in accordance with the provisions of the shareholder approved equity compensation plans.

Restricted Stock Grants

     Restricted shares of stock granted under Company’s 2005 Equity Incentive Plan (the “2005 Plan”) as of June 30, 2009 have been either fully vested at date of grant or subject to vesting over time periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Restricted shares have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

The following activity occurred during the three months ended June 30, 2009:
		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1, 2009	96,913	$ 4.11	1.66 years	$ 398,312
Granted	-			-
Vested	(14,584)	$ 4.27		(62,274)
Canceled	(333)	$ 4.90		(1,632)
Non-vested at June 30, 2009	81,996	$ 4.08	1.48 years	$ 334,544

The following activity occurred during the three months ended June 30, 2008:
		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1, 2008	264,142	$ 2.38	1.76 yrs	$ 628,658
Granted	2,000	$ 5.40		10,800
Vested	(47,475)	$ 4.98		(236,426)
Canceled	(1,150)	$ 4.87		(5,601)
Non-vested at June 30, 2008	217,517	$ 2.57	1.76 yrs	$ 559,019

     The Company’s net income for the three months ended June 30, 2009 includes $0.04 million of compensation costs related to the Company’s grants of restricted stock to executives and employees and $0.03 million for grants to independent representatives, under the Plan. The Company’s net loss for the three months ended June 30, 2008 includes $0.21 million of compensation costs related to the Company’s grants of restricted stock to executives and employees, and $0.03 million for grants to independent representatives, under the 2005 Plan.

     As of June 30, 2009 there was $334,544 of unrecognized compensation cost related to grants under the 2005 Plan.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

Stock Option Grants

     The following table summarizes information regarding the Company's employee and director fixed stock options as of June 30, 2009 and, 2008:

Employees , Director and Officers	2009		2008
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	150,000	$1.00	150,000	$1.00
Granted	-		-
Forfeited	-		-
Exercised	-		-
Reclassified(non-employee)	-		-

Outstanding at quarter end	150,000	$1.00	150,000	$1.00

Options exercisable at quarter-end	150,000		150,000

Weighted-average fair value of
options granted during the year	-		-

     The following table summarizes further information about employee and Directors' fixed stock options outstanding as of June 30, 2009:

Options Outstanding			Options Exercisable
Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00

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

     The note provides for a principal amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and full payment on or before October 31, 2010. Prepayments are permitted without penalty and interest accrued for the respective periods June 30, 2009 and March 31, 2009 were $8,646 and $8,674, respectively.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

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

     Some loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have failed the forgiveness contingency, are repayable to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are paid off. Interest charged on these loans to representatives range from 3.1% to 11.25% annually.

     Loans to registered representatives are as follows:

	June 30,	March 31,
	2009	2009
Loans to representatives
Non-forgiveable	$ 538,997	$ 567,576
Forgiveable	360,972	396,632
Less: allowance	(89,099)	(97,279)
Total loans	$ 810,870	$ 866,929

NOTE 7 - INVESTMENTS

     Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. The Company became aware of factors that indicated a decrease in the value of their private equity investments which was considered to be other than temporary. The Company reduced the value of the investments to $0 as of March 31, 2009.

     At June 30, 2008, the Company held investments in U.S. Treasury Notes with an aggregate face value of $500,000, being held to maturity. These notes matured during the year ended March 31, 2009.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

     The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of June 30, 2009 and March 31, 2009:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2009		Fair Value Measurements of Reporting Date Using
		Quotes Prices in	Significant
		Active Markets for	Other	Significant
	Total Fair Value of	Identical Assets	Observable	Unobservable
	Asset or Liability	(Level 1)	Input (Level 2)	Inputs (Level 3)
Non-qualified deferred compensation investment	$ 659,805	$ 659,805	-	-
Cash surrender value of life insurance policies	454,371	454,371	-	-
Investments	144,157	144,157	-	-
Marketable securities, at market value	161,817	161,817	-	-
Loans receivable from registered represntatives	899,969	-	-	899,969
Note receivable	756,263	-	-	756,263
Accounts receivable - employees/other	15,000	-	-	15,000
Total Assets	$ 3,091,382	$ 1,420,150	$ -	$ 1,671,232

Securities sold, not yet purchased, at market value	$ 12,468	$ 12,468	$ -	$ -
Non-qualified deferred compensation plan	668,623	668,623	-	-
Total Liabilities	$ 681,091	$ 681,091	$ -	$ -

The following table is a roll forward of those investment assets classified as Level 3 as of June 30, 2009:

Balance as of April 1, 2009	$ 1,711,825
Receipts	(64,238)
Distributions	15,000
Balance as of June 30, 2009	$ 1,662,587

March 31, 2009		Fair Value Measurements of Reporting Date Using
		Quotes Prices in
		Active Markets for	Significant Other	Significant
	Total Fair Value of	Identical Assets	Observable Input	Unobservable
	Asset or Liability	(Level 1)	(Level 2)	Inputs (Level 3)
Non-qualified deferred compensation investment	$ 533,665	$ 533,665	$ -	$ -
Cash surrender value of life insurance policies	406,089	406,089
Investments	127,143	127,143
Marketable securities, at market value	85,436	85,436
Total assets	$ 1,152,333	$ 1,152,333	$ -	$ -

Securities sold, not yet purchased, at market value			$ -	$ -
Non-qualified deferred compensation plan	541,993	541,993
Total liabilities	$ 549,049	$ 549,049	$ -	$ -

NOTE 9 – NON-QUALIFIED PLAN

     Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan. ICH is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC Representatives to elect to defer a portion of fees earned by them, as well as any gains or losses on the underlying investments, as defined by the NQ Plan. The total amount of compensation deferred by the participating representatives was $89,796 and $146,013 for the three months ended June 30, 2009 and 2008, respectively.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis reviews our consolidated financial condition as of June 30, 2009 and March 31, 2009, the consolidated results of operations for the three months ended June 30, 2009 and 2008 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three months ended June 30, 2009, (ii) the “prior period” means the three months ended June 30, 2008, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

Broker-Dealer Services

     We provide broker-dealer services in support of trading and investment by or for our representatives' customers in securities, including corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, limited partnerships and other alternative investments, variable annuities and variable life insurance. We also provide such related services such as market information, internet brokerage, portfolio tracking facilities and records management.

Investment Advisory Services

     We provide investment advisory services, including asset allocation and portfolio rebalancing, for our representatives’ customers. In the past, investment advisory services were performed by both ICC and EPA. We have consolidated our investment advisory services into ICA, and EPA ceased operations and was dissolved during the fiscal quarter ended June 30, 2008.

Recruitment and Support of Representatives

     A key component of our business strategy is to recruit well-established, productive representatives who generate substantial revenues from an array of investment products and services. Additionally, we assist our representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients. The Company focuses on providing substantial added value to our representatives’ practices, enabling them to be more productive in their investment advisory and brokerage businesses.

     Support provided to assist representatives in pursuing consistent and profitable sales growth takes many forms, including online brokerage systems, asset management models, training in practice management, targeted financial assistance and a network of communication links with investment product companies. Regional symposiums and national conventions provide forums for interaction to improve product knowledge, sales and client satisfaction. In addition, our dedicated transition and business development teams focus on providing representatives with programs and tools to grow their businesses both through new client acquisition and advancement of existing client relationships. These programs enhance our ability to attract and retain productive representatives.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

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

Asset Allocation

     Asset allocation services are made available primarily through ICA. Our services include the design, selection and rebalancing of investment portfolios on behalf of our advisors' clients. We also provide tools, services and guidance that enable our representatives to provide these investment services directly to their clients. These services, for the most part, are conducted through our online brokerage platform. Other allocation services are performed directly by the fund company.

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

Off Balance Sheet Risk

     We execute securities transactions on behalf of our customers on a fully-disclosed basis. If either the customer or a counter-party fails to perform, we, by agreement with our clearing broker, may be required to discharge the obligations of the non-performing party. In such circumstances, we may sustain a loss if the market value of the security is different from the contract value of the transaction. We seek to control off-balance sheet risk by monitoring the market value of securities held or given as collateral in compliance with regulatory and internal guidelines. Pursuant to such guidelines, our clearing company requires that we reduce positions when necessary. We also complete credit evaluations where there is thought to be credit risk.

Reserves

     We record reserves related to legal proceedings in “accrued expenses” in the condensed consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or representative of the Company; previous results in similar cases; and legal precedents. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the condensed consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions made by management in determining the estimates of reserves may be incorrect and the actual costs upon settlement of a legal proceeding may be greater or less than the reserved amount.

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT

     Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include productivity and practice diversification of representatives, top line commission and advisory services revenues, gross margins, operating expenses, legal costs, taxes, earnings per share and adjusted EBITDA.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

COMPARISON OF THE FISCAL QUARTERS ENDED JUNE 30, 2009 AND 2008

RESULTS OF OPERATIONS

			Percentage of Revenue		Percent
	Quarter Ended June 30,		Quarter Ended June 30,		Change
	2009	2008	2009	2008	2009 vs 2008

Revenue:
Commissions	$ 15,712,809	$ 19,274,159	84.2%	84.1%	-18.5%
Advisory fees	2,432,188	3,014,677	13.1%	13.2%	-19.3%
Other fee income	141,677	137,647	0.8%	0.6%	2.9%
Marketing revenue	218,530	311,226	1.2%	1.4%	-29.8%
Interest, dividend and investment	109,631	160,459	0.7%	0.7%	-31.7%
Total revenue	18,614,835	22,898,168	100.0%	100.0%	-18.7%

Commission and advisory fee expenses	15,113,975	18,585,175	81.2%	81.2%	-18.7%
Gross profit	3,500,860	4,312,993	18.8%	18.8%	-18.8%

Operating expenses:

Advertising	182,362	437,223	1.0%	2.0%	-58.3%
Communications	150,619	237,418	0.8%	1.0%	-36.6%
Total selling expenses	332,981	674,641	1.8%	3.0%	-50.6%

Compensation and benefits	1,671,936	2,521,453	8.9%	11.0%	-33.7%
Regulatory, legal and professional	615,624	1,083,699	3.3%	4.7%	-43.2%
Occupancy	229,116	302,135	1.2%	1.3%	-24.2%
Other administrative	350,485	301,776	1.9%	1.3%	16.1%
Interest	10,580	11,857	0.1%	0.1%	-10.8%
Total administrative expenses	2,877,741	4,220,920	15.4%	18.4%	-31.8%

Total operating expenses	3,210,722	4,895,561	17.2%	21.4%	-34.4%

Operating income (loss)	290,138	(582,568)	1.6%	-2.5%	-149.8%

Provision (benefit) for income taxes	238,602	(308,023)	1.3%	-1.3%	-177.5%

Net income (loss)	$ 51,536	$ (274,545)	0.3%	-1.2%	-118.8%

Adjusted EBITDA	$ 541,128	$ 91,503	2.9%	0.4%	491.4%

Adjustments to GAAP Net income (loss):
Income tax benefit	231,671	433,024	-	-	-46.5%
Interest expense	(10,580)	(11,857)	-	-	-10.8%
Income tax expense	(470,273)	(125,001)	-	-	276.2%
Depreciation	(88,142)	(99,505)	-	-	-11.4%
Non-cash compensation	(68,783)	(242,442)	-	-	-71.6%
Non-recurring professional fees to
evaluate strategic business opportunities	(83,485)	(320,267)	-	-	-73.9%

Net income (loss)	$ 51,536	$ (274,545)	-	-	-118.8%

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

Adjusted EBITDA

     Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted by eliminating gains or losses on sales of assets, non-cash compensation expense, and various non-recurring items (“adjusted EBITDA”), is a key metric we use in evaluating our financial performance. Adjusted EBITDA eliminates items that we believe are not part of our core operations, are non-recurring items of revenue or expense, or do not involve a cash outlay, such as stock-related compensation. We consider adjusted EBITDA important in monitoring and evaluating our financial performance on a consistent basis across various periods. We also use adjusted EBITDA as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions.

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

Productivity

     A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period. Data for the 12-month periods ended June 30, 2009 and 2008 are presented below.

	Twelve months ended			% Increase/
	June 30, 2009	June 30, 2008	Incease/decrease	decrease
Rep-generated revenue:
Commission	$ 64,657,965	$ 77,111,536	$ (12,453,571)	-16.2%
Advisory	10,508,019	11,330,425	(822,406)	-7.3%
Other fee income	808,907	1,068,333	(259,426)	-24.3%
	$ 75,974,891	$ 89,510,294	$ (13,535,403)	-15.1%
Number of representatives	637	687	(50)	-7.3%
Average revenue per representative	$ 119,270	$ 130,292	$ (11,022)	-8.5%

     We believe that the 8.5% decline in per capita rep-generated revenue compares well with percentage drops in revenue widely experienced in the financial industry during the twelve months ended June 30, 2009.

Practice Diversification

     We encourage diversification of investments products and services offered by our independent representatives through our recruitment practices and education and training programs. First and foremost, this enables our representatives to more fully serve the investment and security needs of their clients, particularly in volatile markets. Recruitment of representatives who are duly qualified to offer investment products to their clients historically also has resulted in growth of transaction and fee-based business that, in addition to generating relatively high margins, are expected to help endure a volatile market due to recurring revenues generated by these types of services.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

REVENUES

     Revenues decreased significantly this period compared to the prior period. The $4.3 million, or 18.7%, decrease primarily came from commissionable revenues which dropped by $3.56 million reflecting the overall economic crisis; however, currently, the Company is seeing a stabilization of revenues since year end.

     Fees from advisory services also dropped 19.3% from $3.01 million for quarter ended June 30, 2008 to $2.43 million, for the quarter ended June 30, 2009. The decrease was attributable largely to market-related declines in asset values not offset by decreasing new investment contributions.

     Revenues continue to reflect the effect of the unprecedented events of last year on the financial services sector. Management seeks a diversified revenue stream to provide a degree of protection from market risk and continues to emphasize retention and recruitment of representatives who seek to leverage the full range of our technology platforms.

Commissions

     Commission revenue fell by 18.5%, led by a combined $2.55 million drop in direct mutual fund sales and direct participation programs (DPP’s). These decreases reflected a significant decline in financial asset values and resulting flight from these product categories to investments regarded to be more secure, including money market funds and treasury bonds. The drop in DPP’s is also correlated to declines in the real estate market including Real Estate Investment Trusts (REITS). A drop in oil and gas programs is a result of falling oil prices.

     Brokerage decreased only slightly, by 3.1%, compared to the other commissionable products due to an increase in sales in the bond markets as bonds became an investment alternative with the speculation that interest rates would continue to fall.

The following table details commission revenue by product type included in commissions:
					Percentage
				Percent of	change 2009 vs.
Product Type	2009	2008	2009 vs. 2008	total change	2008
Variable Annuities	$ 6,912,626	$ 7,686,628	$ (774,002)	-21.7%	-10.1%
Brokerage (1)	6,199,052	6,398,786	$ (199,734)	-5.6%	-3.1%
Mutual Funds	919,861	2,207,406	$ (1,287,545)	-36.2%	-58.3%
Direct Participation Programs	1,655,844	2,917,167	$ (1,261,323)	-10.8%	-43.2%
Other	25,426	64,172	$ (38,746)	0.1%	-60.4%
Total Commissions Revenue	$ 15,712,809	$ 19,274,159	$ (3,561,350)	100.0%	-18.5%

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

     Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to contribute the majority of advisory services revenue. Revenue from this program decreased by $0.50 million or 27.44% due to a decrease in assets under management which, in turn, reflected market-wide declines in asset values as well as decreasing new investment.

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

Other Fee Income

     Other fee income, primarily comprised of licensing, financial planning and our representatives’ errors and omissions policy fees, increased modestly as compared to the prior period’s results.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

Marketing Revenue

     Marketing revenues decreased by 29.8%, due primarily to a decline in marketing support revenues, as sales of company products decreased, as well as in quarterly symposiums and national event profitability.

Other Income

     Other income, primarily interest, declined by 31.7% due primarily to the U.S. Federal Government’s decision to lower the Federal Funds Target Rate from 2% to a range of 0.0 % to 0.25 % as of June 30, 2009.

GROSS MARGINS
			% of Sales (Retention Rate)		% of Total Gross Margin
	Amount Quarter Ended June 30,		Quarter Ended June 30,		Quarter Ended June 30,		Percent Change
							2009
	2009	2008	2009	2008	2009	2008	vs. 2008
Commissions:
Check and Application	$ 1,233,483	$ 1,665,455	13.0%	13.0%	35.2%	38.6%	-25.9%
Brokerage	1,403,597	1,512,240	22.6%	23.6%	40.1%	35.1%	-7.2%
Fixed Insurance	25,426	28,522	100.0%	100.0%	0.7%	0.7%	-10.9%
Underwriting	-	7,036	0.0%	19.7%	0.0%	0.10%	-100.0%
Total	2,662,506	3,213,253			76.0%	74.5%	-17.1%
Advisory Services:
A-MAP	320,028	414,778	24.2%	22.7%	9.1%	9.6%	-22.8%
F-Map	103,416	115,259	42.7%	40.5%	3.0%	2.7%	-10.3%
Other	75,136	112,337	n/a1	n/a1	2.2%	2.7%	-33.1%
Total	498,580	642,374	19.9%	20.9%	14.3%	15.0%	-22.4%
Licensing	44,271	66,090	n/a1	n/a1	1.3%	1.5%	-33.0%
Marketing	218,530	311,226	n/a1	n/a1	6.2%	7.1%	-29.8%
Other Income	76,973	80,050	n/a1	n/a1	2.2%	1.9%	-3.8%
Total Gross Margin	$ 3,500,860	$ 4,312,993	18.8%	18.8%	100.0%	100.0%	-18.8%

   1. Due to account composition of the notated products, profit margin retention is not a relevant indicator of performance and is not tracked.

     Gross margin decreased by $0.81 million, or 18.8%, to $3.50 million for the current period. Principal components of this decline included $0.43 million from direct check and application, $0.11 million from brokerage, $0.14 million from advisory services, and $0.12 million from other products and services.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

Commissions

     The combined $0.54 million decrease in gross profit in commissions from brokerage and check and application was the result of a contraction in commissionable revenues attributed to the market deterioration which directly correlated to a decline in new investment dollars provided in the current period versus the prior period.

     Net commissions from equity trades decreased by $0.16 million as uncertainty in the financial markets continue to impact our profit margins in this sector. A $0.05 increase in profit margin from recurring brokerage helped to offset the overall decrease in net commissions. Finally, we experienced a $0.43 million decline in profit margin from our direct check application segment resulting from a $3.32 million reduction in gross dealer concessions driven by current market conditions.

     Mutual fund sales, variable annuity sales, direct participation programs and other check and application distribution programs generated $1.23 million in gross margin, representing 35.2% of the total gross margin, compared to $1.67 million or 38.6% during the prior period. Continuing a recent trend, profit margin from brokerage remains the leading contributor to overall gross margins. We believe that our advisors will continue to favor the brokerage platform.

     Profit margin from brokerage is leading all other types due, in part, to an increase in recurring non-commissionable revenues. Recurring revenues increased as a percentage of total brokerage revenue from 9.3% at June 30, 2008 to 10.4%. Market volatility generated an increase in trading volume out of equities and into less volatile investments, like money markets. In contrast, our check and application business generates profit margins mostly in the form of commissions on new business.

Advisory Services

     We experienced a $0.09 million, or 22.8%, decrease in gross margin from our A-MAP rep-directed managed assets program reflecting a fall in the value of assets under management attributable principally to the stock market decline and a contraction in new investment dollars. However, profit margin from our ICA-directed advisory program, F-MAP, remained relatively flat for the comparative quarters.

Commission and Advisory Fees Expenses

     Profit margins are inversely aligned with payout of commission and advisory fees to our representatives as a percentage of revenue generated by them. We strive to recruit quality independent representatives who generate recurring revenues that do not flow through the commission and advisory expense payout grid, primarily as brokerage commissions and advisory fees. Management continuously monitors the amount of revenue an independent representative brings in compared to payout on that revenue.

     Commission and advisory fees expenses during the current period were in line with the prior period. As a percentage of revenue generated by representatives (i.e., commissions, advisory fees and other fees), commission and advisory expenses decreased slightly from 82.9% in the prior period to 82.7% in the current period. These expenses include commissions to representatives, clearing costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

OPERATING EXPENSES

     Operating expenses declined by 34.4% to $3.21 million as described below reflecting management’s focused efforts to reduce operating overhead while maintaining and enhancing service quality.

Compensation and Benefits

     The largest component of operating expense, compensation and benefits, decreased by $0.85 million or 33.7%. The drop in compensation can be attributed to a 10% company-wide salary reduction, reduced stock compensation to executives, reduction in staff during the summer of 2008.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses declined by $0.47 million or 43.2%. The largest component of this decrease was in legal and professional costs relating to strategic corporate matters. Legal fees and settlement costs applicable to litigation and regulatory matters were comparable in the comparative periods.

     We will continue to incur legal fees and settlement costs as we operate in a regulated industry that is increasingly litigious. In addition, we will continue to invest significant resources to contain future litigation and regulatory exposure by promoting accuracy, ensuring sound operational techniques and applying appropriate compliance measures.

Advertising

     Advertising, including related marketing and branding efforts, along with meals and entertainment decreased by $0.25 million or 58.2%. Reflecting prevailing economic conditions, we reduced our advertising exposure in publications following an effective and expensive campaign. Also, a modified travel policy, implemented in the winter of 2008, resulted in a reduction in travel costs.

Communications

     Communications expenses decreased 36.6% or by $0.09 million primarily as a result of a reduction in telephone expenses and website connectivity costs from the closing of our investment centers in the prior period.

Occupancy

     Occupancy expenses, which include depreciation, decreased 24.2% or by $0.07 million due largely to the closing of our investment centers.

Other Administrative

     Other administrative expenses, which include various insurance, postage, office and computer-related expenses, increased by $0.05 million or 16.1%, primarily due to increased insurance costs for our fidelity bond, transfer agent fees, and fees paid to our independent Board Members.

OPERATING AND NET INCOME AND LOSS

     We reported operating revenue of $0.29 million compared to a $0.58 million operating loss for the prior period. Our net income totaled $0.05 million or $0.01 per basic and diluted net income per share compared to net loss of $0.27 million or $0.04 basic and diluted net loss per share for the prior period. This was our first profitable quarter since December 2007. The turnaround in operating income reflects both sustained levels of revenues since our fiscal year end and the impact of substantial reductions in operating expenses. Except for administrative costs, expenses in each operating expense category fell in the current quarter compared to last year, particularly compensation and benefits and regulatory, legal and professional expenses.

     Management attributes the contraction in revenue when comparing the current period to the prior period primarily due to poor economic conditions. The reduction in revenues reflects a significant decline in our direct business including DPP’s as well as underlying advisory asset values. While the new fiscal year has just begun, management believes that the consumer malaise in the U.S. financial markets, which initially was triggered by the sub-prime mortgage crisis, could remain well into calendar 2009 or beyond, further impacting revenue growth. We continue to be optomistic and are confident that the recent loss of confidence and trust in Wall Street Firms will continue to bode well for our business model for both investors and advisors alike. We are pleased with recent quarterly gains in US stock markets; however, we continue to seek ways to mitigate the overall negative impact of current market conditions, including cost control measures.

     We cannot forecast the severity or longevity of the impact on our operations and financial position that may result from a continuation of troubling financial conditions. Much of such future impact is inherently beyond our control. However, with the cost of recently settled litigation behind us, we are focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives and grow our revenue base.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

LIQUIDITY AND CAPITAL RESOURCES

     We strive for efficient use of capital. Historically, we have financed our operations primarily with internally generated cash flow from our broker-dealer and investment advisory services. Market fluctuations, general uncertainty and continued negative sentiment in financial markets have had a negative impact on this cash flow. We work to minimize this impact by aggressively recruiting sophisticated representatives who can offer diversified products that continue to meet the needs of clients.

     Our management takes a proactive approach to minimizing the occurrence and impact of events that may lead to unpredictable cash outflows, including major legal proceedings, trade errors, and fines and other sanctions imposed by regulatory agencies such as FINRA, the SEC and state securities regulators. The Company allocates considerable resources to stay current with the many rules and regulations applicable to our business and to provide up-to-date education and training to our staff and independent representatives. A key to this approach is ensuring that adequate controls over our operations and those of our representatives are implemented and periodically updated.

     As of June 30, 2009, cash and cash equivalents totaled $5.29 million compared to $6.15 million as of March 31, 2009. Working capital as of June 30, 2009 was $6.43 million compared to $6.08 million as of March 31, 2009. The ratio of current assets to current liabilities was 1.96 to 1 as of June 30, 2009 compared to 1.73 to 1 as of March 31, 2009.

     We spent $0.38 million of operating cash in the current period largely for payment on accrued legal and settlement costs, as compared to the prior period where operations provided cash flow of $0.78 million for the three months ended June 30, 2008.

     Cash flows for investing activities in the current period totaling $0.06 million were for payments of life insurance policies, whereas cash inflows totaled $0.42 million, as two treasury notes matured in the prior period.

     Finally, cash flow for financing activities in the current period paralleled the prior period as we disbursed $0.42 million in loan payments to finance E&O insurance premiums for the period ended June 30, 2009 versus $0.46 million in finance payments for the quarter ended June 30, 2008.

REGULATORY NET CAPITAL

     Cash disbursements can have a material impact on our brokerage firm’s regulatory net capital. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that ICC, our broker-dealer subsidiary, maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by ICC, and net capital includes ICC cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, ICC’s net capital ratio would exceed 10 to 1 or if ICC would have less than 120% of its minimum required net capital.

     As of June 30, 2009, ICC had net capital of $3.54 million (an excess of $3.44 million) and a 1.88 to 1 net capital ratio as compared to net capital of $1.94 million (an excess of $1.41 million) and a 4.10 to 1 net capital ratio as of March 31, 2009.

     The results reported were not fully reflected in our net capital due to non-cash expenses including $0.07 million from the vesting of the restricted stock awards that were issued to employees and executives, and $0.09 million in depreciation.

     Given the current unsettled economic and financial market conditions, we are focused on timely implementation of measures designed to ensure the maintenance of adequate capital and sustainable profitability.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

COMMITMENTS AND CONTINGENCIES

     We are obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases. The terms of the leases expire between fiscal year 2010 and 2016. Options to renew for additional terms are included under the lease agreements. Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes.

     The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2009:

2010	$ 313,551
2011	395,260
2012	370,606
2013	25,673
2014	24,000
2015 and thereafter	48,000
$ 1,177,090

     Total lease expense approximated $0.13 and $0.19 million for each of the three months ended June 30, 2009 and 2008, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Report of Management on Internal Control Over Financial Reporting

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

     As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated an communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

     There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEMS 2 – 5.

     None.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

ITEM 6. EXHIBITS
Exhibit
Number	Description	Location
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(3)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (4)	(3)(Exh. 10.1)
10.2	Employment Agreement with Timothy B. Murphy (4)	(3)(Exh. 10.2)
10.3	The 1994 Stock Option Plan (4)	(5)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (4)	(3)(Exh. 10.3)
10.6	The 2001 Equity Incentive Plan (4)	(6)(Exh. 4.4)
10.7	The 2005 Equity Incentive Plan (4)	(7)(Exh. 4.5)
10.8	Form of June 2006 Stock Grant Agreement (4)	(8)(Exh. 10.8)
10.9	Form of February 2008 Stock Grant Agreement (4)	(8)(Exh. 10.9)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)

______________________

(1)	Filed herewith.
(2)	Incorporated by reference to the indicated exhibit to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2007
(3)	Incorporated by reference to the indicated exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-05327) filed November 14, 2000.
(4)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005
(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.
(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.
(8)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2008.

     Any exhibit not included with this Form 10-Q when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Kathleen L. Donnelly Chief Accounting Officer (Duly authorized officer) Date: August 13, 2009

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

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

Date: August 13, 2009

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President,
Chief Executive Officer and Director
(Principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

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

Date: August 13, 2009

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly
Chief Financial Officer
(Principal financial officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

Exhibit 32.1

CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: August 13, 2009

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President,
Chief Executive Officer and Director
(Principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended 6/30/09

Exhibit 32.2

CERTIFICATION

I, Kathleen L. Donnelly, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: August 13, 2009

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly
Chief Financial Officer
(Principal financial officer)