Form 10-Q
period 2009-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2009-11-13
CIK 1001871

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares outstanding of our only class of common stock as of November 10, 2009: 6,592,985

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

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
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES

--------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2009	March 31, 2009
Assets
Current assets
Cash and cash equivalents	$ 4,852,695	$ 6,151,613
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	6,020,319	5,198,575
Accounts receivable-Fidelity Bond	-	956,223
Note receivable - (current)	8,730	8,674
Loans receivable from registered representatives, net of allowance	667,980	737,571
Prepaid income taxes	28,804	295,608
Marketable securities, at market value	18,032	85,436
Prepaid expenses	572,575	858,679
	12,344,135	14,467,379

Property and equipment, net	790,247	950,620

Long-term investments
Loans receivable from registered representatives (long-term)	149,309	129,358
Note receivable	747,617	747,617
Investments	160,723	127,143
Non-qualified deferred compensation investment	812,346	533,665
Cash surrender value life insurance policies	482,008	406,089
	2,352,003	1,943,872
Other assets
Deferred tax asset, net	780,630	1,097,952
Other assets	74,335	44,511
	854,965	1,142,463

TOTAL ASSETS	$ 16,341,350	$ 18,504,334

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$ 1,147,310	$ 2,029,286
Accrued expenses	884,243	2,347,761
Note payable	200,689	1,044,805
Unearned revenues	168,717	94,259
Commissions payable	3,105,882	2,860,093
Securities sold, not yet purchased, at market value	506	7,056
	5,507,347	8,383,260
Long-term liabilities
Non-qualified deferred compensation	828,035	541,993
	828,035	541,993

Total liabilities	6,335,382	8,925,253

Commitments and contingencies (Note 3)

Stockholders' equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,598,169 issued and 6,594,284 outstanding at September 30, 2009;
6,570,177 issued and 6,566,292 outstanding at March 31, 2009.	65,982	65,702
Additional paid-in capital	11,989,144	11,852,467
Accumulated deficit	(2,027,390)	(2,285,622)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	8,367	(23,331)
Total stockholders' equity	10,005,968	9,579,081

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,341,350	$ 18,504,334

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
Revenue:
Commissions	$ 15,357,927	$ 19,464,072
Advisory fees	2,871,553	3,032,044
Other fee income	106,661	140,397
Marketing revenue	486,232	295,239
Interest, dividend and investment	113,426	171,773
Total revenue	18,935,799	23,103,525

Commission and advisory fee expenses	15,136,218	18,639,678
Gross profit	3,799,581	4,463,847

Operating expenses:
Advertising	210,520	327,682
Communications	195,237	397,631
Selling expense	405,757	725,313

Compensation and benefits	1,817,574	2,478,485
Regulatory, legal and professional	511,359	756,282
Occupancy	210,591	269,064
Other administrative	419,368	465,038
Interest expense	6,034	9,741
Administrative Expense	2,964,926	3,978,610

Total operating expense	3,370,683	4,703,923

Operating income (loss) before taxes	428,898	(240,076)
Provision for income taxes	222,202	251,850
Net income (loss)	$ 206,696	$ (491,926)

Earnings per common share:
Basic earnings (loss) per common share	$ 0.03	$ (0.08)
Diluted earnings per common share	$ 0.03	N/A

Dividends per common share:
Basic earnings per common share	$ -	$ -
Diluted earnings per common share	$ -	$ -

Share data:
Weighted average shares used in basic earnings per common share calculations	6,499,394	6,374,066
Incremental shares from assumed exercise of stock options and restricted shares	246,564	539,074
Weighted average shares used in diluted earnings per common share calculations	6,745,958	6,913,140

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Revenue:
Commissions	$ 31,070,736	$ 38,738,231
Advisory fees	5,303,741	6,046,721
Other fee income	248,338	278,044
Marketing revenue	704,762	606,465
Interest, dividend and investment	223,057	332,232
Total revenue	37,550,634	46,001,693

Commission and advisory fee expenses	30,250,193	37,224,852
Gross profit	7,300,441	8,776,841

Operating expenses:
Advertising	392,882	764,905
Communications	345,856	635,049
Selling expense	738,738	1,399,954

Compensation and benefits	3,489,510	4,999,938
Regulatory, legal and professional	1,126,983	1,839,981
Occupancy	439,707	571,199
Other administrative	769,853	766,814
Interest expense	16,614	21,598
Administrative expense	5,842,667	8,199,530

Total operating expenses	6,581,405	9,599,484

Operating income (loss) before taxes	719,036	(822,643)
Provision (benefit) for income taxes	460,804	(56,173)
Net income (loss)	$ 258,232	$ (766,470)

Earnings per common share:
Basic earnings (loss) per common share	$ 0.04	$ (0.12)
Diluted earnings per common share	$ 0.04	N/A

Dividends per common share:
Basic earnings per common share	$ -	$ -
Diluted earnings per common share	$ -	$ -

Share data:
Weighted average shares used in basic earnings per common share calculations	6,490,974	6,386,828
Incremental shares from assumed exercise of stock options and restricted shares	242,054	560,237
Weighted average shares used in diluted earnings per common share calculations	6,733,028	6,947,065

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)
	Common Stock						Accumulated
	$.01 Par Value		Additional	Comprehensive	Retained		Other	Total
	Number of	Carrying	Paid-In	Income	Earnings	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	(loss)	(Deficit)	Stock	Income (Loss)	Equity

Balance at April 1, 2008	6,535,871	$ 65,359	$ 10,886,381		$ (455,623)	$ (30,135)	$ 28,674	$ 10,494,656
Stock-based compensation:
Exercise of stock options	34,760	347	121,399					121,746
Amortization of deferred compensation			471,179					471,179
Issuance of common stock under plans	2,000	20	4,610					4,630
Comprehensive income:
Net loss				(766,470)	(766,470)
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gains arising during				(17,269)
the period, no tax effect
Other comprehensive loss				(17,269)			(17,269)
Comprehensive loss				(783,739)				(783,739)

Balance at September 30, 2008	6,572,631	$ 65,726	$ 11,483,569	-	$ (1,222,093)	$ (30,135)	$ 11,405	$ 10,308,472
Balance at April 01, 2009	6,570,177	$ 65,702	$ 11,852,467		$ (2,285,622)	$ (30,135)	$ (23,331)	$ 9,579,081
Stock-based compensation:
Amortization of deferred compensation			136,957					136,957
Issuance of common stock under plans	28,701	287	(287)					-
Cancelled restricted shares	(709)	(7)	7					-
Comprehensive income:
Net income				258,232	258,232
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gains arising during				31,698
the period, no tax effect
Other comprehensive income				31,698			31,698
Comprehensive income				289,930				289,930

Balance at September 30, 2009	6,598,169	$ 65,982	$ 11,989,144	-	$ (2,027,390)	$ (30,135)	$ 8,367	$ 10,005,968

See Notes to Condensed Consolidated Financial Statements

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 258,232	$ (766,470)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	175,300	194,928
Loss on disposal of equipment	1,200	-
Amortization of discount on U.S. Treasury note	-	(1,955)
Forgivable loan principal charged to commission expense	71,727	32,450
Allowance for doubtful accounts on loans receivable (registered representatives)	(32,846)	95,542
Valuation allowance income taxes	102,405	-
Deferred taxes	214,917	(108,597)
Stock-based compensation	136,957	475,809
Unrealized loss in marketable securities	696	75,574
Non-qualified deferred compensation investment	7,361	(7,117)
Market adjustment cash surrender value life insurance policy	(21,476)	12,479

Change in operating assets and liabilities:
Accounts receivable	(821,744)	(331,562)
Accounts receivable - Fidelity Bond	956,223	-
Loans receivable from registered representatives	10,759	(153,107)
Prepaid expenses and other assets	256,280	67,955
Prepaid income taxes	266,804	722,424
Securities, net	60,158	(220,840)
Accounts payable	(881,976)	488,934
Accrued expenses	(1,463,518)	5,702
Unearned revenues	74,458	82,599
Commissions payable	245,789	288,516
Net cash (used in) provided by operating activities	(382,294)	953,264

Cash flows from investing activities:
Acquisition of property and equipment	(16,127)	(103,233)
(Payments) cash surrender value life insurance policies	(54,443)	(36,445)
Note receivable	(56)	(56)
Proceeds from maturity of U.S. Treasury notes	-	750,000
Purchase of investments	(1,882)	(1,821)
Net cash (used in) provided by investing activities	(72,508)	608,445

Cash flows from financing activities:
Payments on note payable	(844,116)	(819,438)
Exercise of stock options	-	121,746
Net cash used in financing activities	(844,116)	(697,692)

Net (decrease) increase in cash and cash equivalents	(1,298,918)	864,017

Cash and cash equivalents, beginning of period	6,151,613	4,340,082
Cash and cash equivalents, end of period	$ 4,852,695	$ 5,204,099

Supplemental disclosures of cash flow information:
Interest paid	$ 16,614	$ 9,034
Income taxes paid	$ 58,731	$ 0

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

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

INTERIM FINANCIAL REPORTING:

     The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and six month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2009 filed with the SEC.

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

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

     Administration Fees. Administration fees for services rendered to the Company’s representatives respecting annual FINRA license renewals and Error and Omissions (“E&O”) insurance are recognized as revenue upon registration of the representative with FINRA and listing of the registered representative with the E&O insurance carrier. The funds received from the registered representative are initially recorded as unearned revenue. The amounts collected in excess of the E & O insurance premium and/or fees due FINRA, if any, are recognized as revenue. Fees collected to maintain books and records are deferred and recognized ratably throughout the year.

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

Income Taxes

     The Company uses the asset and liability method to account for income taxes, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or loss in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a valuation allowance against the deferred tax assets in the current period. Management believes it is more likely than not that the remaining deferred tax assets will be realized.

     We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves related to uncertain tax positions are based on a determination of whether and how much of a tax benefit taken in our tax filings or positions is more likely than not to be realized, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. We believe appropriate provisions for outstanding issues have been made.

RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 2009, the FASB issued FASB ASC 105, “Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

     In May, 2009, FASB issued ASC “Subsequent Events.” This Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. We evaluated any subsequent events through the date of this filing and concluded there were no material subsequent events requiring disclosure.

     In June 2008, the FASB issued FASB ASC 260 which requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. It is effective for fiscal years beginning after December 15, 2008 (April 1, 2009 for the Company), and interim periods within those fiscal years. The adoption of FASB ASC 260 did not impact the Company’s financial position or results of operations.

NOTE 2 - SEGMENT INFORMATION

     The Company evaluates segment performance based on several factors, including operating profit. The Company uses operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. The Company's reportable segments include broker/dealer and related services offered through ICC and asset management (investment advisory) services offered through ICA and, previously, EPA. The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business requires distinct marketing strategies and varied technological and operational support.

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

     Assets are allocated among ICH and its subsidiaries based upon legal ownership and the services provided. Total period-end assets are presented in this Note 2 on a stand-alone basis, i.e., without inter-company eliminations. Corporate items and eliminations are presented in the following table for the purpose of reconciling the stand-alone asset amounts to total consolidated assets.

     Effective October 1, 2008, management modified the expense sharing agreement between ICH and ICC to allocate overhead expenses, previously allocated entirely to ICH, separately to the parent and subsidiary. Costs associated with shared personnel are allocated between the two entities based upon time studies and a determination of which entities are the beneficiaries of the services rendered by the personnel. Within ICC, expenses are further allocated between the brokerage and asset management segments as follows: overhead expenses pro rata to revenue, direct full-time and timeshared employee costs based on the segments being served, and other personnel-related expenses pro rata to head count.

     Effective July 1, 2009, ICC agreed to reimburse ICH in the form of a management fee for ICH-incurred overhead expenses that are necessary for ICC to effectively conduct its operations. This overhead primarily is in the nature of salaries and professional and legal fees incurred to obtain such services as audit engagements, legal advice, and industry expertise.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

Segment reporting is as follows for the quarter ended:
	September 30,
	2009	2008
Non-interest revenues:
ICC brokerage services	$ 15,925,453	$ 19,843,698
ICA asset management services	2,923,825	3,088,055
ICH (loss) gain on investment	(6,872)	4,152
Total	$ 18,842,406	$ 22,935,905

Interest and dividend income, net:
ICC	$ 91,163	$ 165,006
ICH	2,217	2,601
ICH Securities	13	13
Total	$ 93,393	$ 167,620

Depreciation and amortization expenses:
ICC brokerage services	$ 85,991	$ 94,375
ICA asset management services	1,167	1,167
Total	$ 87,158	$ 95,542

Operating income (loss):
ICC brokerage services	$ 342,199	$ 419,659
ICA asset management services	213,813	357,855
ICH	(127,127)	(1,017,603)
ICH Securities	13	13
Total	$ 428,898	$ (240,076)

Period end total assets:
ICC brokerage services	$ 13,130,466	$ 13,007,815
ICA asset management services	1,391,710	1,169,245
ICH	2,894,490	3,391,899
ICH Securities	10,213	10,162
Corporate items and eliminations	(1,085,529)	(427,742)
Total	$ 16,341,350	$ 17,151,379

Corporate items and eliminations:
Inter-company eliminations	$ (681,551)	$ (427,742)
Income taxes	(403,978)	-
Total	$ (1,085,529)	$ (427,742)

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

Segment reporting is as follows for the six months ended:

	September 30,
	2009	2008
Non-interest revenues:
ICC brokerage services	$ 31,925,896	$ 39,514,753
ICA asset management services	5,428,586	6,154,708
ICH (loss) gain on investment	(9,361)	7,117
Total	$ 37,345,121	$ 45,676,578

Interest and dividend income, net:
ICC	$ 200,655	$ 318,808
ICH	4,832	6,282
ICH Securities	26	25
Total	$ 205,513	$ 325,115

Depreciation and amortization expenses:
ICC brokerage services	$ 172,967	$ 192,594
ICA asset management services	2,333	2,334
Total	$ 175,300	$ 194,928

Operating income (loss):
ICC brokerage services	$ 966,394	$ 315,733
ICA asset management services	464,508	648,119
ICH	(711,892)	(1,786,520)
ICH Securities	26	25
Total	$ 719,036	$ (822,643)

Period end total assets:
ICC brokerage services	$ 13,130,466	$ 13,007,815
ICA asset management services	1,391,710	1,169,245
ICH	2,894,490	3,391,899
ICH Securities	10,213	10,162
Corporate items and eliminations	(1,085,529)	(427,742)
Total	$ 16,341,350	$ 17,151,379

NOTE 3 - LITIGATION AND REGULATORY MATTERS

     In the ordinary course of business, the Company routinely is a defendant in or party to pending and threatened legal actions and proceedings, including actions and arbitrations brought on behalf of various investors. Certain of these actions and proceedings are based on alleged violations of consumer protection, securities and other laws and may involve claims for substantial monetary damages asserted against the Company and its subsidiaries. Also, the Company and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries, investigations and formal administrative proceedings that may result in fines or other negative impact on the Company. ICC, a duly registered broker/dealer and investment advisor, is subject to regulation by the SEC, FINRA, NYSE Amex (formerly the American Stock Exchange) and state securities regulators.

     The Company maintains E&O insurance to protect itself from potential damages and/or legal costs associated with certain litigation and arbitration proceedings and, as a result, in the majority of cases the Company’s exposure is limited to $100,000 in any one case, subject to policy limitations and exclusions. The maximum exposure in any one case with coverage was $75,000 per the Company’s E&O policy through December 30, 2008. The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to a $200,000 deductible per case, subject to policy limitations and exclusions.

     The Company had accrued expenses of $440,116 and $2,267,522 as of September 30, 2009 and March 31, 2009, respectively related to legal fees and estimated probable settlement costs.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

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

Restricted Stock

     Restricted shares of stock granted under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) as of September 30, 2009 have been either fully vested at date of grant or subject to vesting over times periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Restricted shares have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

      The following activity occurred during the three months ended September 30, 2009:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value
Non-vested at July 1, 2009	81,996	$ 4.08	1.48 years	$ 334,544
Granted	28,701	$ 2.65		76,058
Vested	(15,576)	$ 4.18		(65,108)
Canceled	(376)	$ 5.02		(1,888)
Non-vested at September 30, 2009	94,745	$ 3.63	2.01 years	$ 343,924

The following activity occurred during the six months ended September 30, 2009:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value
Non-vested at April 1, 2009	96,913	$ 4.11	1.66 yrs	$ 398,312
Granted	28,701	$ 2.65		76,058
Vested	(30,160)	$ 4.22		(127,275)
Canceled	(709)	$ 4.97		(3,524)
Non-vested at September 30, 2009	94,745	$ 3.63	2.01 years	$ 343,924

     The Company’s net income for the three months ended September 30, 2009 includes $33,635 of compensation costs related to the Company’s grants of restricted stock to executives and employees, and $34,539 for grants to independent representatives, under the Plan. The Company’s net loss for the three months ended September 30, 2008 includes $208,122 of compensation costs related to the Company’s grants of restricted stock to executives and employees, and $25,245 for grants to independent representatives, under the Plan.

     The Company’s net income for the six months ended September 30, 2009 includes $68,818 of compensation costs related to executives and employees, and $68,139 for grants to independent representatives, under the Plan. The Company’s net loss for the six months ended September 30, 2008 includes $419,951 of compensation costs related to executives and employees, and $55,858 for grants to independent representatives, under the Plan.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

Stock Options

     The following table summarizes information regarding the Company's employee and director fixed stock options as of September 30, 2009 and, 2008:

Employee, Director and Officers	2009		2008
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	150,000	$1.00	150,000	$1.00
Granted	-		-
Forfeited	-		-
Exercised	-		-
Reclassified(non-employee)	-		-

Outstanding at quarter end	150,000	$1.00	150,000	$1.00

Options exercisable at quarter-end	150,000		150,000

The following table summarizes further information about employee and Directors' fixed stock options outstanding as of September 30, 2009:

Options Outstanding		Options Exercisable

Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00

NOTE 5 - NOTE RECEIVABLE

     On October 24, 2005, the Company entered into an agreement (the “Transition Agreement”) with Dividend Growth Advisors, LLC (“DGA”). Pursuant to the Transition Agreement, the Company agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the “Trust”) effective October 18, 2005 and to permit the appointment by the Trust of DGA to succeed the Company as the Trust’s investment advisor. The Company had served since 1999 as Investment Advisor for the funds sponsored by the Trust, and DGA had provided investment advisory services to the Trust since 2004 pursuant to a subcontract with the Company. DGA entered into a new advisory agreement directly with the Trust.

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

     The note provides for a principle amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and full payment on or before October 31, 2010. Prepayments are permitted without penalty. Interest accrued for the periods ended September 30, 2009 and March 31, 2009 was $8,730 and $8,674, respectively.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

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

     Some loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have failed the forgiveness contingency, typically are repayable to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are paid off. Interest charged on these loans to representatives ranges from 3.1% to 11.25% annually.

Loans to registered representatives are as follows:

	September 30,	March 31,
	2009	2009

Non-forgiveable	$ 366,306	$ 567,576
Forgiveable	515,416	396,632
Less: allowance	(64,433)	(97,279)
Total loans	$ 817,289	$ 866,929

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

NOTE 8 – FAIR VALUE MEASUREMENTS

     On April 1, 2008, the Company adopted the provisions of FASB ASC 820 for certain financial assets and financial liabilities that are measured at fair value on a recurring basis and provides a consistent definition of fair value, with a focus on exit price from the perspective of a market participant.

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

     The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of September 30, 2009:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2009		Fair Value Measurements at Reporting Date Using
		Quotes Prices in	Significant
		Active Markets for	Other	Significant
	Total Fair Value of	Identical Assets	Observable	Unobservable
	Asset or Liability	(Level 1)	Input (Level 2)	Inputs (Level 3)
Non-qualified deferred compensation investment	$ 812,346	$ 812,346	$-	$ -
Cash surrender value of life insurance policies	482,008	482,008	-	-
Investments	160,723	160,723	-	-
Marketable securities, at market value	18,032	18,032	-	-
Loans receivable from registered representatives, net	817,289	-	-	817,289
Note receivable	747,617	-	-	747,617
Accounts receivable - employees/other	13,977	-	-	13,977
Total Assets	$ 3,051,992	$ 1,473,109	$ -	$ 1,578,883

Securities sold, not yet purchased, at market value	$ 506	$ 506	$ -	$ -
Non-qualified deferred compensation plan	828,035	828,035	-	-
Total Liabilities	$ 828,541	$ 828,541	$ -	$ -

The following table is a roll forward of those investment assets classified as Level 3 as of September 30, 2009:

Balance as of April 1, 2009	$ 1,614,546
Receipts	(193,509)
Distributions	125,000
Change in allowance for doubtful accounts	32,846
Balance as of September 30, 2009	$ 1,578,883

March 31, 2009		Fair Value Measurements at Reporting Date Using

		Quotes Prices in
		Active Markets for	Significant Other	Significant
	Total Fair Value of	Identical Assets	Observable Input	Unobservable
	Asset or Liability	(Level 1)	(Level 2)	Inputs (Level 3)
Non-qualified deferred compensation investment	$ 533,665	$ 533,665	$ -	$ -
Cash surrender value of life insurance policies	406,089	406,089	-	-
Investments	127,143	127,143	-	-
Marketable securities, at market value	85,436	85,436	-	-
Total assets	$ 1,152,333	$ 1,152,333	$ -	$ -

Securities sold, not yet purchased, at market value	7,056	7,056	$ -	$ -
Non-qualified deferred compensation plan	541,993	541,993	-	-
Total liabilities	$ 549,049	$ 549,049	$ -	$ -

NOTE 9 – NON-QUALIFIED PLAN

     Non-Qualified Deferred Compensation Plan. Effective December 2008, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan. ICH is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC registered representatives to elect to defer a portion of fees earned by them, as well as any gains or losses on the underlying investments, as defined by the NQ Plan. The total amount of compensation deferred by the participating representatives was $89,796 and $159,359 for the three and six months ended September 30, 2009 and $139,481 and $285,494 for the three and six months ended September 30, 2008.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis reviews our consolidated financial condition as of September 30, 2009 and March 31, 2009, the consolidated results of operations for the three and six months ended September 30, 2009 and 2008 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three or six months ended September 30, 2009, (ii) the “prior period” means the three or six months ended September 30, 2008, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

OVERVIEW

     We are a financial services holding company that, through our subsidiaries, provides brokerage, investment advisory, insurance and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by such external factors. We remain focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives and grow our revenue base.

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

OUR PROCESS

Check and Application

     The largest segment of our revenues is obtained through a check and application process where a check and a product application is delivered to us for processing that includes principal review and submission to the variable annuity, mutual fund, direct participation or other investment product company. Investments in technology are facilitating our migration over time from a paper intensive to a virtually paperless process. This shortens the transaction cycle, reduces errors and creates greater efficiencies. We continue to invest in technologies that provide more efficient processes resulting improved productivity.

Online Brokerage

     Registered representatives have direct market access to submit security transactions for their clients through the use of online brokerage platform for trade execution serviced by our clearing firm, Pershing. Using Pershing’s Net Exchange Pro 360 Platform our registered representatives execute client transactions.

Bond Brokerage

     Our fixed-income brokerage desk uses a network of regional and primary dealers to execute trades across a broad array of fixed income asset classes. The desk also utilizes several dealer-only electronic services that allow the desk to offer inventory and to execute trades. Our fixed income traders work with our representatives to develop portfolios for clients.

Asset Allocation

     Asset allocation services are made available through ICA. Our services include the design, selection and rebalancing investment portfolios on behalf of our representatives' clients. We also provide tools, services and guidance that enable our representatives to provide these investment services directly to their clients. These services, for the most part, are conducted through our online brokerage platform. Other allocation services are performed directly by fund companies.

CRITICAL ACCOUNTING POLICIES

In General

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in United States of America (“GAAP”). The Company believes that of its significant accounting policies (see Note 1 to Company’s condensed consolidated financials statements contained herein), those dealing with revenue recognition, allowance for doubtful accounts receivable, and taxes involve a particularly high degree of judgment and complexity. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. By their nature, estimates involve judgment based upon available information. Actual results or amounts can and do differ from estimates and the differences can have a material effect on the condensed consolidated financial statements. Therefore, understanding these policies is important understanding the reported results of operations and the financial position of the Company.

Off Balance Sheet Risk

     We execute securities transactions on behalf of our customers on a fully-disclosed basis. If either the customer or counter-party fails to perform, we, by agreement with our clearing broker, may be required to discharge the obligations the non-performing party. In such circumstances, we may sustain a loss if the market value of the security is different from the contract value of the transaction. We seek to control off-balance sheet risk by monitoring the market value of securities held or given as collateral in compliance with regulatory and internal guidelines. Pursuant to such guidelines, our clearing company requires that we reduce positions when necessary. We also complete credit evaluations where there is thought be credit risk.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

Reserves

     We records reserves related to legal proceedings in accrued expenses in the condensed consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or representative of the Company; previous results in similar cases; and legal precedents. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded the condensed consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions made by management in determining the estimates of reserves may be incorrect and the actual costs upon settlement of a legal proceeding may be greater or less than the reserved amount.

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

COMPARISON OF THE FISCAL QUARTERS ENDED SEPTEMBER 30, 2009 AND 2008

RESULTS OF OPERATIONS

			Percentage of Revenue		Percent
	Quarter Ended September 30,		Quarter Ended September 30,		Change
	2009	2008	2009	2008	2009 vs 2008

Revenue:
Commissions	$ 15,357,927	$ 19,464,072	81.0%	84.3%	-21.1%
Advisory fees	2,871,553	3,032,044	15.2%	13.1%	-5.3%
Other fee income	106,661	140,397	0.6%	0.6%	-24.0%
Marketing revenue	486,232	295,239	2.6%	1.3%	64.7%
Interest, dividend and investment	113,426	171,773	0.6%	0.7%	-34.0%
Total revenue	18,935,799	23,103,525	100.0%	100.0%	-18.0%

Commission and advisory fee expenses	15,136,218	18,639,678	79.9%	80.7%	-18.8%
Gross profit	3,799,581	4,463,847	20.1%	19.3%	-14.9%

Operating expenses:

Advertising	210,520	327,682	1.1%	1.4%	-35.8%
Communications	195,237	397,631	1.0%	1.7%	-50.9%
Total selling expenses	405,757	725,313	2.1%	3.1%	-44.1%

Compensation and benefits	1,817,574	2,478,485	9.6%	10.7%	-26.7%
Regulatory, legal and professional	511,359	756,282	2.7%	3.3%	-32.4%
Occupancy	210,591	269,064	1.1%	1.2%	-21.7%
Other administrative	419,368	465,038	2.2%	2.0%	-9.8%
Interest	6,034	9,741	0.0%	0.0%	-38.1%
Total administrative expenses	2,964,926	3,978,610	15.6%	17.2%	-25.5%

Total operating expenses	3,370,683	4,703,923	17.7%	20.3%	-28.3%

Operating income (loss)	428,898	(240,076)	2.4%	-1.0%	-278.7%

Provision for income taxes	222,202	251,850	1.2%	1.1%	-11.8%

Net income (loss)	206,696	(491,926)	1.2%	-2.1%	-142.0%

Adjusted Earnings before income taxes,
depreciation and amortization	$ 590,964	$ 98,455	3.1%	0.4%	500.1%

Adjustments to GAAP Net income (loss):
Income tax benefit	80,337	33,187	0.4%	0.1%	142.1%
Interest exense	(6,034)	(9,741)	0.0%	0.0%	-38.1%
Income tax provision	(302,539)	(285,037)	-1.6%	-1.2%	6.1%
Depreciation	(87,858)	(95,423)	-0.5%	-0.4%	-7.9%
Non-cash compensation	(68,174)	(233,367)	-0.4%	-1.0%	-70.8%

Net income (loss)	$ 206,696	$ (491,926)	1.1%	-2.1%	-142.0%

Investors Capital Holdings, Ltd. Report on Form 10- Quarter Ended September 30, 2009

Adjusted EBITDA

     Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted by eliminating other non-cash expense, gains or losses on sales of assets, and various non-recurring items, (“adjusted EBITDA”) is a key metric we use in evaluating our financial performance. Adjusted EBITDA eliminates items that we believe are not part of our core operations, are non-recurring items of revenue or expense, or do not involve a cash outlay, such as stock-related compensation. We consider adjusted EBITDA important in monitoring and evaluating our financial performance on consistent basis across various periods. We also use adjusted EBITDA as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions.

     Adjusted EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Adjusted EBITDA should be considered in addition to, rather than as substitute for, important GAAP financial measures including pre-tax income, net income and cash flows from operating activities. Items excluded from adjusted EBITDA are significant and necessary components to the operations of our business; therefore, adjusted EBITDA should only be used as a supplemental measure of our operating performance.

Productivity

     A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep generated revenue based on a rolling 12-month period. Data for the 12-month periods ended September 30, 2009 and 2008 are presented below:

			Incease/	% Increase/
	2009	2008	decrease	decrease
Rep-generated revenue:
Commission	$ 60,551,819	$ 76,607,746	$ (16,055,927)	-21.0%
Advisory	10,347,528	11,844,216	(1,496,688)	-12.6%
Other fee income	775,171	1,065,589	(290,418)	-27.3%
	$ 71,674,518	$ 89,517,551	$ (17,843,033)	-19.9%
Number of representatives	$ 637	$ 687	(50)	-7.3%
Average revenue per representative	$ 112,519	$ 130,302	$ (17,783)	-13.6%

     We believe that the 13.6% decline in per capita representative-generated revenue compares well with percentage changes in revenue experienced in the financial industry during the twelve months ended September 30, 2009.

REVENUES

     Revenues decreased by $4.2 million, or 18.0%, primarily due to a reduction of $4.1 million in commissionable revenues reflecting the overall economic crisis; however, the Company is seeing a stabilization of revenues since our fiscal year end.

     Revenues continue to reflect the effect of the unprecedented events of last year on the financial services sector. Management seeks a diversified revenue stream to provide a degree of protection from market risk and continues to emphasize retention and recruitment of representatives who seek to leverage the full range of our services and technology platforms.

Commissions

     Commission revenue fell by 21.1%, led by a $4.1 million drop in commissions from direct business. Revenues from the sale of mutual funds, direct participation programs (DPPs), and variable annuities all contributed to this decline. The drop in commissions from the sale of DPPs was due largely to a decline in Real Estate Investment Trusts (REITS) sales reflecting disruption in real estate markets, and a drop in sales of oil and gas programs as prices for these commodities fell.

     Brokerage commissions rose by 10.5% due to increased trading of both bonds and equities in over-the-counter markets. Speculation that interest rates would continue to fall attracted investors into the bond markets. Also, in the prior period there was a major sell off in the equity markets. In recent quarters stock market performance, measured by major indices, has begun to show signs of recovery and investors are gradually beginning to reinvest in equities with the mindset that there exist good buying opportunities.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

The following table details commission revenue by product type included in commissions:

					Percentage
				Percent of	change 2009 vs.
Product Type	2009	2008	2009 vs. 2008	total change	2008
Variable Annuities	$ 6,322,520	$ 7,868,207	$ (1,545,687)	-37.5%	-19.6%
Brokerage (1)	6,464,322	5,851,198	613,124	14.9%	10.5%
Mutual Funds	1,313,372	2,178,289	(864,917)	-21.1%	-39.7%
Direct Participation Programs	1,241,819	3,486,093	(2,244,274)	-54.7%	-64.4%
Other	15,894	80,285	(64,391)	-1.6%	-80.2%
Total Commissions Revenue	$ 15,357,927	$ 19,464,072	$ (4,106,145)	-100.0%	-21.1%

1. Revenue designated as brokerage includes revenue from mutual funds sold through our trading platform. Revenue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

Advisory

     Fees from advisory services dropped by 5.3% to $2.9 million. The decrease was attributable largely to market-related declines in asset values and decreasing new investment contributions.

     Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to contribute the majority of advisory services revenue. Revenue from this program decreased by $0.67 million, or 18.81%, due to a decrease in assets under management which, in turn, reflected market-wide declines in asset values, asset managed performance and decreasing new investment.

     Assisted by Pershing’s Net Exchange Pro on-line platform, A-MAP remains popular with our representatives because of the opportunities it provides them to deliver superior asset management services and overall investment performance at a lower cost. Resulting transactional cost savings has been shared with our representatives' clients in the form of lower fees.

Other Fee Income

     A decrease in other fee income, primarily comprised of administrative, licensing and financial planning fees, was due in part to transition assistance provided to newly recruited representatives.

Marketing Revenue

     Marketing revenues increased by $0.2 million, or 64.7%, due primarily to an increase in marketing support revenue for our East Coast National convention in addition to strategic reductions in the cost of hosting such events.

Other Income

     Other income, primarily interest, declined 34.0% to $0.1 million, as compared to $0.2 million during the prior period. The decrease in interest income is directly attributable to a reduction by the Federal Reserve in effective yields on cash accounts.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

GROSS MARGINS

     The following table reports gross margin by each of our operating segments for the quarters ended September 30, 2009 and 2008, respectively:

			% of Sales		% of Total		Percent Change
			Retention Rate		Gross Margin		2009
	2009	2008	2009	2008	2009	2008	vs. 2008
Commissions:
Brokerage	$ 1,510,707	$ 1,553,115	23.4%	26.5%	39.8%	34.8%	-2.7%
Check and Application	1,154,102	1,759,236	13.0%	13.0%	30.4%	39.4%	-34.4%
Fixed Insurance	15,894	26,935	100.0%	100.0%	0.4%	0.6%	-41.0%
Underwriting	-	12,006	0.0%	22.5%	0.0%	0.3%	-100.0%
Total	2,680,703	3,351,292			70.6%	75.1%	-20.0%
Advisory Services:
A-MAP	330,701	402,675	21.1%	23.2%	8.7%	9.0%	-17.9%
F-MAP	119,937	115,552	40.2%	40.7%	3.2%	2.6%	3.8%
Other	128,153	146,954	n/a1	n/a1	3.4%	3.3%	-12.8%
Total	578,791	665,181	19.8%	21.5%	15.3%	14.9%	-13.0%
Licensing	29,870	61,302	n/a1	n/a1	0.8%	1.5%	-51.3%
Marketing	486,231	295,239	n/a1	n/a1	12.7%	6.5%	64.7%
Other Income	23,986	90,833	n/a1	n/a1	0.6%	2.0%	-73.6%
Total Gross Margin	$ 3,799,581	$ 4,463,847	20.1%	19.3%	100.0%	100.0%	-14.9%

1. Due to account composition of the notated products, profit margin retention is not deemed a useful indicator of performance and is not tracked.

     Gross margin decreased by $0.66 million, or 14.9%, to $3.80 million for the current period primarily due to a $0.60 million, or 34.4%, decrease in gross margin from our direct check and application programs..

Commissions

     As a result of a significant decline in alternative investments, and a drop in investments in mutual funds and variable annuities, gross margins from our direct check and application programs declined. The continued decline in these investments can be attributed in part to the economic recession that has impacted the discretionary income of most consumers. Gross margin from brokerage remained relatively flat, assisted by an increase in over-the-counter bond investments as expectations of lower interest rates made bonds an attractive investment.

Advisory Services

     The decrease in profit margin from our advisory services segment is attributed to a decline in fees generated from our A-MAP Program, as lower asset values impacted overall fee-based income and profit margin.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

Marketing

     The Company experienced a 64.7% increase in profit margin from marketing efforts due to both new and repeat sponsors participating and supporting our National Convention. Also in the current period, we strategically lowered costs to host that event.

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

     Commission and advisory fee expenses during the current period were $15.1 million as compared to $18.6 million for the prior period. As a percentage of revenue generated by representatives, defined as commissions, advisory fees and other fees, commission and advisory expenses increased slightly from 82.3% in the prior period to 82.5% in the current period. These expenses include commissions to representatives, clearing and execution costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

OPERATING EXPENSES

      Operating expenses, which decreased by 28.3% to $3.4 million, are discussed in detail below.

Compensation and Benefits

     The largest component of our operating expenses, compensation and benefits, decreased by $0.7 million or 26.7%. Due to a reduction in base salary to our executives, management team and staff, and suspension of the employer match to our 401(k) Plan, each effective in the fourth quarter of the prior fiscal year, we have reduced overall compensation. Reduced stock compensation to executives, reduction of investment center staff in the prior period, and also the resignation of one of our officers, has further reduced compensation. We also experienced 26% cost savings per employee related to health care benefits resulting from changing health care providers.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses declined by $0.2 million, or 32.4%, reflecting significant reductions in both litigation legal fees and legal and professional costs incurred in connection with strategic corporate matters.

     We will continue to incur legal fees and settlement costs as we operate in a regulated industry that is increasingly litigious. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices, which can also result in the imposition of sanctions. We invest significant resources to contain future litigation and regulatory exposure by promoting accuracy, ensuring sound operational procedures and applying appropriate compliance measures.

Advertising

     Advertising, marketing and branding efforts, and meals and entertainment decreased by $0.1 million, or 35.8%. Reflecting prevailing economic conditions, we have reduced our advertising costs and resulting exposure in print publications. Also, a modified travel policy, implemented in the winter 2008, resulted in a reduction in travel costs.

Communications

     Communications expenses decreased 50.9%, or $0.2 million, in the current period versus the prior period as a result of many factors including a reduction in telephone expenses and website connectivity costs from the closing of our investment centers, and use of electronic rather than print for direct marketing efforts. Also, we sponsored a reward trip, the Pinnacle Conference in Ireland during August 2008, whereas we combined that event with sponsored events in the current year.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

Occupancy

     Occupancy expenses, which include depreciation, decreased 21.7% or by $0.06 million due largely to consolidation of home office space in June 2009, plus the closing of our investment centers in the prior period.

Other Administrative

     Other administrative expenses, which include various insurance, postage, office and other office-related expenses, decreased by $0.05 million or 9.8%. There were fewer special committee Board meetings and resulting fees paid to our independent board members.

OPERATING AND NET INCOME

        We reported operating income of $0.43 million compared to a $0.24 million operating loss for the prior period. Our net income totaled $0.21 million, or $0.03 per basic and diluted net income per share, compared to net loss of $0.49 million, or $0.08 basic and diluted net loss per share, for the prior period. The Company has achieved profitability for two consecutive quarters, the first time since fiscal 2007, primarily due to our efforts at cutting costs. Substantially all of the Company’s segments realized significant bottom line improvement from the preceding quarter, albeit not all at the gross revenue levels of prior years, as the equity markets and overall economy have begun to show signs of recovery. Management attributes the stabilized results of operations primarily to reduced operating costs, upgraded operating efficiency, recruitment of quality representatives and growth of our advisory segment’s asset values.

COMPARISON OF THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

RESULTS OF OPERATIONS
			Percent of Revenue
			Six Months Ended		Percent
	Six Months Ended September 30,		September 30,		Change
					2009
	2009	2008	2009	2008	vs. 2008

Revenues:
Commission	$ 31,070,736	$ 38,738,231	82.7%	84.2%	-19.8%
Advisory fees	5,303,741	6,046,721	14.1%	13.1%	-12.3%
Other fee income	248,338	278,044	0.7%	0.6%	-10.7%
Marketing revenue	704,762	606,465	1.9%	1.4%	16.2%
Other income	223,057	332,232	0.6%	0.7%	-32.9%
Total revenue	37,550,634	46,001,693	100.0%	100.0%	-18.4%

Commission and advisory expenses	30,250,193	37,224,852	80.6%	80.9%	-18.7%
Gross profit	7,300,441	8,776,841	19.4%	19.1%	-16.8%

Operating expenses:
Advertising	392,882	764,905	1.0%	1.7%	-48.6%
Communications	345,856	635,049	0.9%	1.4%	-45.5%
Total selling expenses	738,738	1,399,954	1.9%	3.1%	-47.2%

Compensation and benefits	3,489,510	4,999,938	9.3%	10.9%	-30.2%
Regulatory, legal and professional	1,126,983	1,839,981	3.0%	4.0%	-38.8%
Occupancy	439,707	571,199	1.2%	1.2%	-23.0%
Other administrative expenses	769,853	766,814	2.1%	1.7%	0.4%
Interest expense	16,614	21,598	0.0%	0.0%	-23.1%
Total administrative expenses	5,842,667	8,199,530	15.6%	17.8%	-28.7%

Total operating expenses	6,581,405	9,599,484	17.5%	20.9%	-31.4%

Operating income (loss)	719,036	(822,643)	1.9%	-1.8%	-187.4%

Provision (benefit) for income taxes	460,804	(56,173)	1.2%	-0.1%	-920.3%

Net income (loss)	$ 258,232	$ (766,470)	0.7%	-1.7%	-133.7%

Adjusted Earnings before income taxes,
depreciation and amortization	$ 1,047,907	$ (130,308)	2.8%	-0.4%	-904.2%

Adjustments to GAAP Net income (loss):
Income tax benefit	252,446	440,209	0.7%	0.9%	-42.7%
Interest exense	(16,614)	(21,598)	0.0%	-0.1%	-23.1%
Income tax provision	(713,250)	(384,036)	-1.9%	-0.9%	0.0%
Depreciation	(175,300)	(194,928)	-0.5%	-0.5%	-10.1%
Non-cash compensation	(136,957)	(475,809)	-0.4%	-1.1%	-71.2%

Net income (loss)	$ 258,232	$ (766,470)	0.7%	-1.8%	-133.7%

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

REVENUES

     Revenues decreased by $8.5 million, or 18.4%, from the six-month comparative period. The significant decline primarily came from commissionable based revenues which declined by $7.7 million or 19.8%.

Commissions

	Commission Revenue
	Six Months Ended September 30, 2009 and 2008
					Percentage
				Percent of	change 2009
Product Type[1] :	2009	2008	2009 vs. 2008	total change	vs 2008
Variable Annuities	$ 13,215,796	$ 15,554,834	$ (2,339,038)	-30.6%	-15.0%
Brokerage	12,663,374	12,249,984	413,390	5.4%	3.4%
Mutual Funds	2,252,583	4,385,695	(2,133,112)	-27.8%	-48.6%
Direct Participation Programs	2,897,663	6,403,260	(3,505,597)	-45.7%	-54.7%
Other	41,320	144,458	(103,138)	-1.3%	-71.4%
Total Commission Revenue	$ 31,070,736	$ 38,738,231	$ (7,667,495)	-100.0%	-19.8%

1. Revenue designated as Brokerage (Trading) includes revenue from mutual funds sold through our trading platform. Revenue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

     The decline in commissionable revenue was mainly the result of the decline in our direct business as commissions from variable annuities, mutual funds, and DPP’s fell significantly. Alternatively, brokerage revenues grew by 5.4% as commissions generated from over –the- counter bond trading contributed mostly to this improvement compared to the prior period. Bonds became an investment alternative with the speculation that interest rates would continue to fall.

Advisory Fees

     Advisory fees declined by $0.7 million, or 12.3%, resulting mostly from a decline in asset values reflecting the downward trend in the stock market, asset managed performance, and a decline in new investment dollar contributions within the advisory service accounts.

Other Fee Income

     Other fee income remained relatively flat for the comparative periods.

Marketing Revenue

     Marketing revenues increased slightly by $0.1 million as the result of an overall growth in marketing support for hosting our conventions in addition to strategic reductions in event-related costs.

Other Income

     Other income decreased by 32.9%, or $0.1 million, over the year ago period reflecting a decrease from interest income on balances from our trading accounts for the same reason mentioned in our quarterly analysis.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

GROSS MARGINS
			% of Sales (Retention Rate)		% of Total Gross Margin
	Six Months Ended		Six Months Ended		Six Months Ended
	September 30,		September 30,		September 30,		% Change
							2009
	2009	2008	2009	2008	2009	2008	vs. 2008
Commissions:
Check & Application	$ 2,387,585	$ 3,424,692	13.0%	13.0%	32.7%	38.9%	-30.3%
Brokerage	2,914,304	3,065,356	23.0%	25.0%	39.9%	34.9%	-4.9%
Fixed Insurance	41,320	55,457	100.0%	100.0%	0.6%	0.6%	-25.5%
Underwriting	-	19,042	0.0%	21.4%	0.0%	0.2%	-100.0%
Total	5,343,209	6,564,547			73.2%	74.6%	-18.6%
Advisory Services:
A-MAP	650,729	817,454	22.5%	23.0%	8.9%	9.3%	-20.4%
F-MAP	223,352	230,811	40.7%	40.6%	3.1%	2.6%
Other	203,290	259,290	n/a1	n/a1	2.8%	3.0%	-21.6%
Total	1,077,371	1,307,555	19.9%	21.2%	14.8%	14.9%	-17.6%
Licensing	74,141	127,392	n/a1	n/a1	1.0%	1.5%	-41.8%
Marketing	704,761	606,465	n/a1	n/a1	9.6%	7.1%	16.2%
Other income	100,959	170,882	n/a1	n/a1	1.4%	1.9%	-40.9%
Total Gross Margin	$ 7,300,441	$ 8,776,841	19.4%	19.1%	100.0%	100.0%	-16.8%

1. Due to account composition, profit margin retention for these products is not deemed a useful indicator of performance.

Commissions

      Gross profit from our check and application business declined in the current period versus the prior period as consumers were reluctant to invest in alternative investments, mutual funds, and variable annuities reflecting continued poor performance in these investments. However, gross margin from brokerage remained relativly flat for similar reasons discussed in our quarlerly analysis.

Advisory Services

     Profit margins from advisory services declined mostly from a decline in advisory fees in our A-Map Program. Lower asset values and a decline in investments in these asset managed accounts lead to lower fees and profit margin.

Commission and Advisory Fees Expenses

     Commission and advisory fees expenses during the current six-month period were $30.25 million versus $37.22 million in the prior period. As a percentage of revenue generated by representatives (i.e., commissions, advisory fees and other fees) commission and advisory expenses were relatively the same for the comparative periods. These expenses include commissions to representatives, clearing costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

OPERATING EXPENSES

      Operating expenses decreased by 31.4% to $3.0 million, are discussed in detail below.

Compensation and Benefits

     Compensation and benefits decreased by 30.2%, or $1.5 million, due principally to a 10% reduction on executive, management team and staff salaries and a suspension of the employer 401(k) match, each effective January 2009. Coupled with those reductions, restricted stock awards to executives became vested in the prior period versus in the current period there were no restricted stock awards issued to executives. Lastly, we achieved cost savings in health care benefits as a result of changing insurance providers.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses declined by $0.7 million, or 38.8%, due principally to a decrease in legal fees incurred for strategic corporate matters, along with legal fees for our defense in a now- settled litigation.

Advertising

     The decrease in advertising expenses was due primarily to lower print costs, restricting advertising to fewer publications, fewer trips and an overall reduction in travel and entertainment expenses.

Communications

       Communication expenses declined by $0.3 million due primarily to reasons explained in our quarterly analysis.

Occupancy

     Occupancy expenses decreased by 23.0 % in the current period versus the prior period reflecting the closing of various investment centers in addition to downsizing home office space upon expiration of a lease.

Other Administrative

       Expenses relevant to other administrative activities remained relatively constant for the six month comparative periods.

OPERATING AND NET INCOME

     Historically, the Company’s overall results have been correlated to activity levels in the U.S. equity markets. The Company is currently operating in a challenging environment: a recession and financial services industry issues such as credit quality and illiquidity continue to negatively impact activity levels. Nonetheless, substantially all the Company’s revenue categories realized improvement in the quarter ended September 30, 2009 compared to the quarter ended June 30, 2009, as the equity markets and overall economy began to show signs of recovery.

     The Company’s reported operating income and net profit in the current period versus the reported operating and net loss in the prior period can mostly be attributed to implementing cost cutting measures while maintaining service quality. We will continue to seek synergies within and among all departments to improve operational efficiency.

     Management is focused on aggressively recruiting quality representatives from other independent firms and wire houses to achieve significant revenue growth and sustainable profitability.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

LIQUIDITY AND CAPITAL RESOURCES

     We strive for efficient use of capital. Our primary source of liquidity remains our cash flows from operations. Market fluctuations, general uncertainty and continued negative sentiment in financial markets have had a adverse impact on this cash flow.

     We take a proactive approach to minimizing the occurrence and impact of events that may lead to unpredictable cash outflows, including major legal proceedings, trade errors, and fines and other sanctions imposed by regulatory agencies such as FINRA, the SEC and state securities regulators. The Company allocates considerable resources to stay current with the many rules and regulations applicable to our business and to provide up-to-date education and training to our staff and independent representatives. A key to this approach is ensuring that industry-standard controls over our operations and those of our representatives are maintained.

     Approximately 66.5% and 61% of our total assets at both September 30, 2009 and March 31, 2009 consisted of cash and cash equivalents, receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading. As of September 30, 2009, cash and cash equivalents totaled $4.9 million compared to $6.2 million as of March 31, 2009. Although our total assets fell by 11.6%, our working capital increased 12.5% to $6.84 million as of September 30, 2009 compared to $6.08 million as of March 31, 2009. The ratio of current assets to current liabilities was 2.24 to 1 as of September 30, 2009 compared to 1.73 to 1 as of March 31, 2009.

     We experienced a $1.46 million decrease in cash flows, largely due to payments made on accrued expenses incurred for litigation as of March 31, 2009.

     Cash outflows from investing activities for the current period totaled $0.07 million, primarily for payments on officers’ life insurance, whereas in the prior period there were inflows of $0.61 million due to the maturity of three treasury notes totaling $0.75 million.

     Finally, cash flows used in financing activities in the current period paralleled the prior period as we disbursed $0.84 million in loan payments to finance E&O insurance premiums for the six month period ended September 30, 2009 versus $ $0.82 million for the same six month period last year.

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

     As of September 30, 2009, ICC had net capital of $3.97 million (an excess of $3.60 million) and a 1.40 to 1 net capital ratio as compared to net capital of $1.94 million (an excess of $1.41 million) and a 4.10 to 1 net capital ratio as of March 31, 2009. We are continually focused on timely implementation of measures designed to ensure the maintenance of adequate capital.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

COMMITMENTS AND CONTINGENCIES

     We are obligated under various lease agreements covering offices and equipment. These agreements are considered to be operating leases. The terms of the leases expire between fiscal year 2010 and 2015. On August 25, 2009 the Board ratified a lease extension. Options to renew for additional terms are included under the lease agreements. Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes.

       The total minimum rental due in future periods under these existing agreements is as follows as of September 30, 2009:

2010	$ 200,866
2011	370,758
2012	357,841
2013	260,413
2014	270,477
2015 and thereafter	306,214
$ 1,766,569

     Total lease expense approximated $0.09 and $0.15 million for each of the three months ended September 30, 2009 and 2008, respectively. Total lease expense approximated $0.22 and $0.32 million for each of the six months ended September 30, 2009 and 2008, respectively.

     The Company offers loans and transition assistance to its representatives mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the representatives joining the Company and meeting certain production requirements. As of September 30, 2009, the Company estimates that it had made commitments of $0.20 million in loans and transition assistance, which have not yet been funded.

ITEM 4T. CONTROLS AND PROCEDURES

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

     As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated an communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

     There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

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

ITEMS 2 – 5.

    None.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Kathleen L. Donnelly Chief Accounting Officer (Duly authorized officer)

Date: November 13, 2009

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

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

Date: November 13, 2009 By: /s/ Timothy B. Murphy Timothy B. Murphy, President, Treasurer, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

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

Date: November 13, 2009

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly
Cheif Financial Officer
(Principal executive officer)

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

Exhibit 32.1 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: November 13, 2009

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended September 30, 2009

Exhibit 32.1 CERTIFICATION

I, Kathleen L. Donnelly, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: November 13, 2009

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly Chief Financial Officer (Principal financial officer)