Form 10-Q
period 2009-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2010-02-12
CIK 1001871

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Number of shares outstanding of our only class of common stock as of February 5, 2010: 6,591,919

Investors Capital Holdings, Ltd. Report on Form 10-Q
Quarter Ended December 31, 2009

Table of Contents

PART I

--------------------------------------------------------------------------------
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 4T. CONTROLS AND PROCEDURES

PART II

--------------------------------------------------------------------------------
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES

--------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. Report on Form 10-Q
Quarter Ended December 31, 2009

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		December 31, 2009	March 31, 2009

Assets
Current assets
Cash and cash equivalents		$ 5,548,923	$ 6,151,613
Deposit with clearing organization, restricted		175,000	175,000
Accounts receivable		5,710,358	5,198,575
Accounts receivable-Fidelity Bond		-	956,223
Note receivable (current)		756,432	8,674
Loans receivable from registered representatives, net of allowance		662,351	737,571
Prepaid income taxes		-	295,608
Marketable securities, at market value		3,077	85,436
Prepaid expenses		559,155	858,679
		13,415,296	14,467,379

Property and equipment, net		758,051	950,620

Long-term investments
Loans receivable from registered representatives (long-term)		232,123	129,358
Note Receivable		-	747,617
Investments		223,910	127,143
Non-qualified deferred compensation investment		898,835	533,665
Cash surrender value life insurance policies		528,118	406,089
		1,882,986	1,943,872
Other assets
Deferred tax asset, net		845,504	1,097,952
Other assets		202,238	44,511
		1,047,742	1,142,463

TOTAL ASSETS		$ 17,104,075	$ 18,504,334

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable		$ 628,792	$ 2,029,286
Accrued expenses		840,239	2,347,761
Income taxes payable		274,567	-
Note payable		-	1,044,805
Unearned revenues		1,500,138	94,259
Commissions payable		2,436,485	2,860,093
Securities sold, not yet purchased, at market value		-	7,056
		5,680,221	8,383,260
Long-term liabilities
Non-qualified deferred compensation		923,529	541,993
		923,529	541,993

TOTAL LIABILITIES		6,603,750	8,925,253

Commitments and contingencies

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,595,804 issued and 6,591,919 outstanding at December 31, 2009;
6,570,177 issued and 6,566,292 outstanding at March 31, 2009		65,955	65,702
Additional paid-in capital		12,043,663	11,852,467
Accumulated deficit		(1,599,330)	(2,285,622)
Less: Treasury stock, 3,885 shares at cost		(30,135)	(30,135)
Accumulated other comprehensive income		20,172	(23,331)
	Total stockholders' equity	10,500,325	9,579,081

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 17,104,075	$ 18,504,334

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. Report on Form 10-Q
Quarter Ended December 31, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

	2009	2008
Revenue:
Commissions	$ 17,170,742	$ 15,002,034
Advisory fees	3,159,770	2,681,734
Other fee income	514,064	398,811
Marketing revenue	124,574	150,000
Interest, dividend and investment	81,879	118,941
Total revenue	21,051,029	18,351,520

Commission and advisory fee expenses	16,884,955	14,370,627
Gross profit	4,166,074	3,980,893

Operating expenses:
Advertising	259,091	267,918
Communications	167,576	267,047
Selling expense	426,667	534,965

Compensation and benefits	1,820,196	2,197,976
Regulatory, legal and professional	579,701	1,400,626
Occupancy	202,643	251,628
Other administrative	419,416	401,226
Interest expense	1,536	4,374
Administrative Expense	3,023,492	4,255,830

Total operating expense	3,450,159	4,790,795

Operating income (loss) before taxes	715,915	(809,902)
Provision (benefit) for income taxes	287,857	(195,187)
Net income (loss)	$ 428,058	$ (614,715)

Earnings per common share:
Basic earnings (loss) per common share	$ 0.07	$ (0.10)
Diluted earnings per common share	$ 0.06	N/A

Dividends per common share:
Basic earnings per common share	$ -	$ -
Diluted earnings per common share	$ -	$ -

Share data:

Weighted average shares used in basic earnings per common share calculations	6,514,017	6,443,105
Incremental shares from assumed exercise of stock options and restricted shares	266,462	894,569
Weighted average shares used in diluted earnings per common share calculations	6,780,479	7,337,674

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. Report on Form 10-Q
Quarter Ended December 31, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

	2009	2008
Revenue:
Commissions	$ 48,241,478	$ 53,740,265
Advisory fees	8,463,511	8,728,455
Other fee income	762,402	676,855
Marketing revenue	829,336	756,465
Interest, dividend and investment	304,937	451,173
Total revenue	58,601,664	64,353,213

Commission and advisory fee expenses	47,135,148	51,595,479
Gross profit	11,466,516	12,757,734

Operating expenses:
Advertising	651,973	1,032,823
Communications	513,431	902,096
Selling expense	1,165,404	1,934,919

Compensation and benefits	5,309,706	7,197,913
Regulatory, legal and professional	1,706,684	3,240,607
Occupancy	642,351	822,827
Other administrative	1,189,268	1,168,040
Interest expense	18,150	25,972
Administrative Expense	8,866,159	12,455,359

Total operating expense	10,031,563	14,390,278

Operating income (loss) before taxes	1,434,953	(1,632,544)
Provision (benefit) for income taxes	748,661	(251,360)
Net income (loss)	$ 686,292	$ (1,381,184)

Earnings per common share:
Basic earnings (loss) per common share	$ 0.11	$ (0.22)
Diluted earnings per common share	$ 0.10	N/A

Dividends per common share:
Basic earnings per common share	$ -	$ -
Diluted earnings per common share	$ -	$ -

Share data:

Weighted average shares used in basic earnings per common share calculations	6,497,885	6,415,869
Incremental shares from assumed exercise of stock options and restricted shares	252,049	607,306
Weighted average shares used in diluted earnings per common share calculations	6,749,934	7,023,175

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

	Common Stock						Accumulated
	$.01 Par Value		Additional	Comprehensive	Retained		Other	Total
	Number of	Carrying	Paid-In	Income	Earnings	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	(loss)	(Deficit)	Stock	Income (Loss)	Equity

Balance at April 1, 2008	6,535,871	$ 65,359	$ 10,886,381		$ (455,623)	$ (30,135)	$ 28,674	$ 10,494,656
Stock-based compensation:
Exercise of stock options	34,760	347	121,380					121,727
Amortization of deferred compensation			671,252					671,252
Issuance of common stock under Plans	2,000	20	4,610					4,630
Comprehensive income:
Net loss				(1,381,184)	(1,381,184)			-
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gain (loss) arising during
the period, no tax effect				(41,982)
Other comprehensive loss				(41,982)			(41,982)

Comprehensive loss				(1,423,166)				(1,423,166)

Balance at December 31, 2008	6,572,631	$ 65,726	$ 11,683,623	-	$ (1,836,807)	$ (30,135)	$ (13,308)	$ 9,869,099
Balance at April 01, 2009	6,570,177	$ 65,702	$ 11,852,467		$ (2,285,622)	$ (30,135)	$ (23,331)	$ 9,579,081
Stock-based compensation:
Amortization of deferred compensation			191,449					191,449
Issuance of common stock under plans	28,701	287	(287)					-
Cancelled restricted shares	(3,074)	(34)	34					-
Comprehensive income:
Net income				686,292	686,292			-
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising during
the period, no tax effect				43,503
Other comprehensive income				43,503			43,503

Comprehensive income				729,795				729,795

Balance at December 31, 2009	6,595,804	$ 65,955	$ 12,043,663	$ -	$ (1,599,330)	$ (30,135)	$ 20,172	$ 10,500,325

See Notes to Condensed Consolidated Financial Statements

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 686,292	$ (1,381,184)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	261,330	291,018
Loss on disposal of equipment	1,199	-
Amortization of discount on U.S. Treasury note	-	(2,139)
Forgivable loan principal charged to commission expense	98,684	-
Registered representative loans written off	(126,311)	-
Allowance for doubtful accounts on loans receivable, net of recovery	76,710	174,150
Valuation allowance income taxes	24,008	-
Deferred taxes	228,440	(322,693)
Stock-based compensation	191,449	675,882
Unrealized loss in marketable securities	748	(9,889)
Non-qualified deferred compensation investment	16,366	4,072
Market adjustment cash surrender value life insurance policy	(31,365)	21,658

Change in operating assets and liabilities:
Accounts receivable	(511,783)	503,078
Accounts receivable - Fidelity Bond	956,223	-
Loans receivable from registered representatives	(76,628)	(198,784)
Prepaid expenses and other assets	272,579	240,372
Prepaid income taxes	295,608	740,935
Income taxes payable	274,567	-
Securities, net	74,555	(9,673)
Accounts payable	(1,400,494)	(45,920)
Accrued expenses	(1,507,522)	113,473
Unearned revenues	1,405,879	1,497,615
Commissions payable	(423,608)	(643,263)
Net cash provided by operating activities	786,926	1,648,708

Cash flows from investing activities:
Acquisition of property and equipment	(69,961)	(128,853)
Capitalized internal software costs	(130,781)	-
(Payments) cash surrender value life insurance policies	(90,664)	(54,664)
Note receivable	(141)	(141)
Proceeds from maturity of Certificate of deposit	-	250,000
Purchase of investments	(53,264)	(3,323)
Net cash (used in) provided by investing activities	(344,811)	1,063,019

Cash flows from financing activities:
Payments on note payable	(1,044,805)	(853,412)
Exercise of stock options	-	121,727
Net cash used in financing activities	(1,044,805)	(731,685)

Net increase (decrease) in cash and cash equivalents	(602,690)	1,980,042
Cash and cash equivalents, beginning of period	6,151,613	4,340,082
Cash and cash equivalents, end of period	$ 5,548,923	$ 6,320,124

Supplemental disclosures of cash flow information:
Interest paid	$ 18,150	$ 25,972
Income taxes paid	$ 140,094	$ -

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

INTERIM FINANCIAL REPORTING:

     The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and nine month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2009 filed with the SEC.

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

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

Internal Use Software

       Cost incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of equipment and improvements. Training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

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

RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 2008, the FASB issued FASB ASC 260 which requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. It is effective for fiscal years beginning after December 15, 2008 (April 1, 2009 for the Company), and interim periods within those fiscal years. The adoption of ASC 260 did not have an impact on the Company’s consolidated financial statements.

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

Segment reporting is as follows for the quarters ended:
	December 31,
	2009	2008
Non-interest revenues:
ICC brokerage services	$ 17,757,249	$ 15,501,594
ICA asset management services	3,217,189	2,730,985
ICH gain (loss) on investment	(9,005)	(11,188)
Total	$ 20,965,433	$ 18,221,391

Interest and dividend income, net:
ICC	$ 83,402	$ 126,714
ICH	2,180	3,402
ICH Securities	13	13
Total	$ 85,595	$ 130,129

Depreciation and amortization expenses:
ICC brokerage services	$ 84,863	$ 94,923
ICA asset management services	1,167	1,167
Total	$ 86,030	$ 96,090

Operating income (loss):
ICC brokerage services	$ 488,676	$ (447,634)
ICA asset management services	336,727	252,946
ICH	(109,501)	(615,227)
ICH Securities	13	13
Total	$ 715,915	$ (809,902)

Period end total assets:
ICC brokerage services	$ 14,317,172	$ 12,986,493
ICA asset management services	1,223,954	1,187,881
ICH	3,003,951	3,716,731
ICH Securities	10,226	10,175
Corporate items and eliminations	(1,451,228)	(1,358,670)
Total	$ 17,104,075	$ 16,542,610

Corporate items and eliminations:
Inter-company eliminations	$ (831,458)	$ (1,358,670)
Income taxes	(619,770)	-
Total	$ (1,451,228)	$ (1,358,670)

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

Segment reporting is as follows for the nine months ended:

	December 31,
	2009	2008
Non-interest revenues:
ICC brokerage services	$ 49,683,146	$ 55,016,348
ICA asset management services	8,645,775	8,885,693
ICH gain (loss) on investment	(18,365)	(4,071)
Total	$ 58,310,556	$ 63,897,970

Interest and dividend income, net:
ICC	$ 284,058	$ 445,521
ICH	7,012	9,684
ICH Securities	38	38
Total	$ 291,108	$ 455,243

Depreciation and amortization expenses:
ICC brokerage services	$ 257,830	$ 287,518
ICA asset management services	3,500	3,500
Total	$ 261,330	$ 291,018

Operating income (loss):
ICC brokerage services	$ 1,448,985	$ (143,766)
ICA asset management services	807,323	912,932
ICH	(821,393)	(2,401,748)
ICH Securities	38	38
Total	$ 1,434,953	$ (1,632,544)

Period end total assets:
ICC brokerage services	$ 14,317,172	$ 12,986,493
ICA asset management services	1,223,954	1,187,881
ICH	3,003,951	3,716,731
ICH Securities	10,226	10,175
Corporate items and eliminations	(1,451,228)	(1,358,670)
Total	$ 17,104,075	$ 16,542,610

Corporate items and eliminations:
Inter-company eliminations	$ (831,458)	$ (1,358,670)
Income taxes	(619,770)	-
Total	$ (1,451,228)	$ (1,358,670)

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

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

     The Company maintains E&O insurance to protect itself from potential damages and/or legal costs associated with certain litigation and arbitration proceedings and, as a result, in the majority of cases the Company’s exposure is limited to $100,000 in any one case, subject to policy limitations and exclusions. The maximum exposure in any one case with coverage was $75,000 per the Company’s E&O policy through December 31, 2008. The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to a $200,000 deductible per case, subject to policy limitations and exclusions.

     The Company had accrued expenses of $446,452 and $2,267,522 as of December 31, 2009 and March 31, 2009, respectively, related to legal fees and estimated probable settlement costs.

NOTE 4 - STOCK BASED COMPENSATION

     The Company measures and recognizes compensation expense for all share-based awards made to representatives, officers, employees and directors based on estimated fair values. Under the modified prospective transition method selected by the Company, all equity-based awards granted to employees and modifications of existing awards are accounted for at fair value with compensation expense recorded as a component of net (loss) income. The Company periodically issues common stock to employees, directors, officers, representatives and other key individuals in accordance with the provisions of the shareholder approved equity compensation plans.

Stock Awards

     Shares of stock granted under Company’s 2005 Equity Incentive Plan (the “2005 Plan”) as of December 31, 2009 have been either fully vested at date of grant or subject to vesting over time periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

The following activity occurred during the three months ended December 31, 2009:
		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value
Non-vested at October 1, 2009	94,745	$ 3.63	0.99 years	$ 343,924
Granted	-			-
Vested	(15,460)	$ 3.94		(60,912)
Canceled	(2,366)	$ 3.67		(8,683)
Non-vested at December 31, 2009	76,919	$ 3.56	0.86 years	$ 273,832

The following activity occurred during the nine months ended December 31, 2009:
		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value
Non-vested at April 1, 2009	96,913	$ 4.11	1.66 yrs	$ 398,312
Granted	28,701	$ 2.65		76,058
Vested	(45,620)	$ 4.12		(187,954)
Canceled	(3,075)	$ 3.97		(12,208)
Non-vested at December 31, 2009	76,919	$ 3.56	1.83 years	$ 273,832

     The Company’s net income for the three months ended December 31, 2009 includes $33,635 of compensation costs related to the Company’s grants of stock to executives and employees, and $34,443 for grants to independent representatives, under the Plan. During the three months ended December 31, 2008 the Company incurred $166,047 of compensation costs related to the Company’s grants of stock to executives and employees, and $34,028 for grants to independent representatives, under the Plan.

     The Company’s net income for the nine months ended December 31, 2009 includes $96,544 of compensation costs related to grants to executives and employees, and $94,905 for grants to independent representatives, under the Plan. For the nine months ended December 31, 2008 the Company incurred $531,791 of compensation costs related to grants to executives and employees, and $144,091 for grants to independent representatives, under the Plan.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

Stock Options

     The following table summarizes information regarding the Company's employee and director fixed stock options as of December 31, 2009 and, 2008:

Employee, Director and Officers	2009		2008
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	150,000	$1.00	150,000	$1.00
Granted	-		-
Forfeited	-		-
Exercised	-		-
Reclassified(non-employee)	-		-

Outstanding at quarter end	150,000	$1.00	150,000	$1.00

Options exercisable at quarter-end	150,000		150,000

The following table summarizes further information about employee and Directors' fixed stock options outstanding as of December 31, 2009:

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

     The note provides for a principal amount of $747,617, quarterly payments of interest accruing thereon at a 5.5% annual rate, and full payment on or before October 31, 2010. Prepayments are permitted without penalty. Interest accrued for the periods ended December 31, 2009 and March 31, 2009 were $8,815 and $8,674, respectively.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

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

Loans to registered representatives are as follows:

	December 31,	March 31,
	2009	2009

Non-forgiveable	$ 237,354	$ 567,576
Forgiveable	704,798	396,632
Less: allowance	(47,678)	(97,279)
Total loans	$ 894,474	$ 866,929

NOTE 7 - INVESTMENTS

     Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. The Company became aware of factors that indicated a decrease in the value of their private equity investments which was considered to be other than temporary. The Company reduced the value of these investments to $0 as of March 31, 2009. The Company also had a mutual fund investment, deemed available for sale, ‘The Rising Dividend Growth Fund’. The fair market value of this investment, respectively, was $173,910 and $127,143 as of December 31, 2009 and March 31, 2009.

       As of December 31, 2009, the Company classified its investments as held to maturity. These investments are presented at fair value as follows as of December 31, 2009:

Purchase	Purchase			Interest
Date	Price	Description	Face Value	Date

Insight Real Estate Series 2007 – A
12/1/2009	$ 50,000	Secured debentures	$ 50,000	Quarterly

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

NOTE 8 – FAIR VALUE MEASUREMENTS

     On April 1, 2008, the Company adopted the provisions of FASB ASC 820 for certain financial assets and financial liabilities that are measured at fair value on a recurring basis. ASC 820 provides a consistent definition of fair value, with a focus on exit price from the perspective of a market participant.

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

     The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of December 31, 2009:

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2009		Fair Value Measurements of Reporting Date Using

		Quotes Prices in	Significant
		Active Markets for	Other	Significant
	Total Fair Value of	Identical Assets	Observable	Unobservable
	Asset or Liability	(Level 1)	Input (Level 2)	Inputs (Level 3)
Non-qualified deferred compensation investment	$ 898,835	$ 898,835	-	-
Cash surrender value of life insurance policies	528,118	528,118	-	-
Investments	223,910	173,910	50,000	-
Marketable securities, at market value	3,077	3,077	-	-
Loans receivable from registered representatives	894,474	-	-	894,474
Note receivable	747,617	-	-	747,617
Accounts receivable - employees/other	22,978	-	-	22,978
Total Assets	$ 3,319,009	$ 1,603,940	$ 50,000	$ 1,665,069

Non-qualified deferred compensation plan	$ 923,529	$ 923,529	-	-
Total Liabilities	$ 923,529	$ 923,529	$ -	$ -

The following table is a roll forward of those investment assets classified as Level 3 as of December 31, 2009:

Balance as of April 1, 2009	$ 1,711,825
Receipts	(334,756)
Distributions	288,000
Balance as of December 31, 2009	$ 1,665,069

March 31, 2009		Fair Value Measurements of Reporting Date Using

		Quotes Prices in
		Active Markets for	Significant Other	Significant
	Total Fair Value of	Identical Assets	Observable Input	Unobservable
	Asset or Liability	(Level 1)	(Level 2)	Inputs (Level 3)
Non-qualified deferred compensation investment	$ 533,665	$ 533,665	$ -	$ -
Cash surrender value of life insurance policies	406,089	406,089	-	-
Investments	127,143	127,143	-	-
Marketable securities, at market value	85,436	85,436	-	-
Total assets	$ 1,152,333	$ 1,152,333	$ -	$ -

Securities sold, not yet purchased, at market value	7,056	7,056	$ -	$ -
Non-qualified deferred compensation plan	541,993	541,993	-	-
Total liabilities	$ 549,049	$ 549,049	$ -	$ -

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

NOTE 9 – NON-QUALIFIED PLAN

     Non-Qualified Deferred Compensation Plan. Effective December 2008, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan. ICH is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC registered representatives to elect to defer a portion of fees earned by them, as well as any gains or losses on the underlying investments, as defined by the NQ Plan. The total amount of compensation deferred by the participating representatives was $62,563 and $221,921, respectively, for the three and nine months ended December 31, 2009 and $84,159 and $368,123 for the three and nine months ended December 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis reviews our consolidated financial condition as of December 31, 2009 and March 31, 2009, the consolidated results of operations for the three and nine months ended December 31, 2009 and 2008 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three or nine months ended December 31, 2009, (ii) the “prior period” means the three or nine months ended December 31, 2008, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

OVERVIEW

     We are a financial services holding company that, through our subsidiaries, provides brokerage, investment advisory, insurance and related services. We operate in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by external factors. We remain focused on reducing redundant operating costs, upgrading operating efficiency, recruiting quality representatives and growing our revenue base.

Broker-Dealer Services

     We provide broker-dealer services in support of trading and investment on behalf of our representatives’ customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, variable annuities and other securities. We also provide ancillary services such as market information, internet brokerage, portfolio tracking facilities and records management.

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

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

OUR PROCESS

Check and Application

     The largest segment of our revenues is obtained through a check and application process where a check and a product application is delivered to us for processing that includes principal review and submission to the variable annuity, mutual fund, direct participation or other investment product company. Investments in technology are facilitating our migration over time from a paper intensive to a more paperless process. This shortens the transaction cycle, reduces errors and creates greater efficiencies.

Online Brokerage

     Registered representatives have direct market access to submit security transactions for their clients through the use of online brokerage platform for trade execution serviced by our clearing firm, Pershing LLC.

Bond Brokerage

     Our fixed-income brokerage desk uses a network of regional and primary dealers to execute trades across a broad array of fixed income asset classes. The desk also utilizes dealer-only electronic services that allow the desk to offer inventory and to execute trades. Our fixed income traders work with our representatives to develop portfolios for clients.

Asset Allocation

     Asset allocation services are made available through ICA. Our services include the design, selection and rebalancing of investment portfolios on behalf of our representatives' clients. We also provide tools, services and guidance that enable our representatives to provide these investment services directly to their clients. These services, for the most part, are conducted through our online brokerage platform. Other allocation services are performed directly by fund companies.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009 CRITICAL ACCOUNTING POLICIES In General

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

Reserves

     We record reserves related to legal proceedings as accrued expenses in the condensed consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. We consider many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or representative of the Company; previous results in similar cases; and legal precedents. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the condensed consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions made by management in determining the estimates of reserves may be incorrect and the actual costs upon settlement of a legal proceeding may be greater or less than the reserved amount.

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

COMPARISON OF THE FISCAL QUARTERS ENDED DECEMBER 31, 2009 AND 2008

RESULTS OF OPERATIONS

			Percentage of Revenue		Percent
	Quarter Ended December 31,		Quarter Ended December 31,		Change
	2009	2008	2009	2008	2009 vs. 2008

Revenue:
Commissions	$ 17,170,742	$ 15,002,034	81.6%	81.7%	14.5%
Advisory fees	3,159,770	2,681,734	15.0%	14.6%	17.8%
Other fee income	514,064	398,811	2.4%	2.2%	28.9%
Marketing revenue	124,574	150,000	0.6%	0.8%	-17.0%
Interest, dividend and investment	81,879	118,941	0.4%	0.7%	-31.2%
Total revenue	21,051,029	18,351,520	100.0%	100.0%	14.7%

Commission and advisory fee expenses	16,884,955	14,370,627	80.2%	78.3%	17.5%
Gross profit	4,166,074	3,980,893	19.8%	21.7%	4.7%

Operating expenses:

Advertising	259,091	267,918	1.2%	1.4%	-3.3%
Communications	167,576	267,047	0.8%	1.5%	-37.2%
Total selling expenses	426,667	534,965	2.0%	2.9%	-20.2%

Compensation and benefits	1,820,196	2,197,976	8.6%	12.0%	-17.2%
Regulatory, legal and professional	579,701	1,400,626	2.8%	7.6%	-58.6%
Occupancy	202,643	251,628	1.0%	1.4%	-19.5%
Other administrative	419,416	401,226	2.0%	2.2%	4.5%
Interest	1,536	4,374	0.0%	0.0%	-64.9%
Total administrative expenses	3,023,492	4,255,830	14.4%	23.2%	-29.0%

Total operating expenses	3,450,159	4,790,795	16.4%	26.1%	-28.0%

Operating income (loss)	715,915	(809,902)	3.4%	-4.4%	-188.4%

Provision (benefit) for income taxes	287,857	(195,187)	1.4%	-1.1%	-247.5%

Net income (loss)	428,058	(614,715)	2.0%	-3.3%	-169.6%

Adjusted earnings before interest, income
taxes, depreciation and amortization
("adjusted EBITDA")	$ 857,973	$ (509,363)	4.1%	-2.8%	-268.4%

Adjustments to reconcile adjusted EBITDA
to GAAP Net income (loss):
Income tax benefit	-	195,187	0.0%	1.1%	-100.0%
Interest exense	(1,536)	(4,374)	0.0%	0.0%	-64.9%
Income tax provision	(287,857)	-	-1.4%	0.0%	0.0%
Depreciation	(86,030)	(96,090)	-0.4%	-0.5%	-10.5%
Non-cash compensation	(54,492)	(200,075)	-0.3%	-1.1%	-72.8%

Net income (loss)	$ 428,058	$ (614,715)	2.0%	-3.3%	-169.6%

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

Adjusted EBITDA

     Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted by eliminating other non-cash expense, gains or losses on sales of assets, and various non-recurring items (“adjusted EBITDA”), is a key metric we use in evaluating our financial performance. Adjusted EBITDA eliminates items that we believe are not part of our core operations, are non-recurring items of revenue or expense, or do not involve a cash outlay, such as stock-related compensation. We consider adjusted EBITDA important in monitoring and evaluating our financial performance on a consistent basis across various periods. We also use adjusted EBITDA as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions.

     Adjusted EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Adjusted EBITDA should be considered in conjunction with, rather than as a substitute for, important GAAP financial measures including pre-tax income, net income and cash flows from operating activities. Items excluded from adjusted EBITDA are significant and necessary components to the operations of our business; therefore, adjusted EBITDA should only be used as a supplemental measure of our operating performance.

Productivity

     A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period. Data for the 12-month periods ended December 31, 2009 and 2008 are presented below:

			Increase/	% Increase/
	2009	2008	decrease	decrease
Rep-generated revenue:
Commission	$ 62,720,527	$ 72,057,772	$ (9,337,245)	-13.0%
Advisory	10,825,564	11,773,146	(947,582)	-8.0%
Other fee income	890,424	1,042,961	(152,537)	-14.6%
	$ 74,436,515	$ 84,873,879	$ (10,437,364)	-12.3%
Number of representatives	577	646	(69)	-10.7%
Average revenue per representative	$ 129,006	$ 131,384	$ (2,378)	-1.8%

     We believe that the relatively small decline, given the market environment, in average revenue per representative reflects both the recruitment and retention of increasingly productive representatives.

REVENUES

     Revenues increased by $2.70 million, led by growth of $2.17 million in commissionable revenues and $0.50 million in advisory fees as markets rebounded from the crisis that had negatively impacted us during the prior period. The Company has been experiencing an increase in revenues since our fiscal year end.

     The increase in revenues reflects improvement in the stock market and rising asset values. In addition, more clients have been investing back into the market rather than keeping their funds in money market accounts. Although the Company had increases in revenue from commissions and advisory services, it continues to experience a decrease in revenues from money market balances as target rates on federal funds decreased.

Commissions

     Commission revenues increased by 14.5%, led by a $2.70 million rise in commissions from the sale of variable annuities and brokerage. Variable annuities offer an alternative to the volatile stock market for clients seeking a more fixed rate of return on their money.

     Brokerage commissions increased by $1.05 million led by trading in OTC bond and listed equities. Bond investments were an attractive investment option due to lower interest rates .

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

The following table details commission revenue by product type:

					Percentage
				Percent of	change 2009 vs.
Product Type	2009	2008	2009 vs. 2008	total change	2008
Variable Annuities	$ 7,850,947	$ 6,198,345	$ 1,652,602	76.2%	26.7%
Brokerage (1)	6,284,906	5,237,223	1,047,683	48.3%	20.0%
Mutual Funds	1,444,873	1,247,252	197,621	9.1%	15.8%
Direct Participation Programs	1,571,731	2,261,369	(689,638)	-31.8%	-30.5%
Other	18,285	57,845	(39,560)	-1.8%	-68.4%
Total Commissions Revenue	$ 17,170,742	$ 15,002,034	$ 2,168,708	100.0%	14.5%

    1. Revenue designated as brokerage includes revenue from mutual funds sold through our trading platform. Revenue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

Advisory

     Fees from advisory services increased by 17.8%, or $0.48 million. The increase was attributable largely to market-related increases in asset values as markets regained a significant portion of their losses during the prior period.

     Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to contribute the majority of advisory services revenue. Revenue from this program increased by $0.29 million, or 19.5%, due to an increase in assets under management which, in turn, reflected market-wide increases in asset values, managed assets performance and increasing new investment.

     Assisted by Pershing’s on-line platform, A-MAP remains popular with our representatives because of the opportunities it provides them to deliver superior asset management services and overall investment performance at a lower cost. Resulting transactional cost savings has been shared with our representatives' clients in the form of lower fees.

Other Fee Income

     The increase in other fee income reflects increases in annual representative renewal fees instituted to help fund rising licensing and other regulatory costs.

Marketing Revenue

     A $0.23 million, or 17.0%, decrease in marketing revenues was attributable primarily to a decline in product sales from companies participating in our partnership programs.

Other Income

     Other income, primarily interest, declined 31.2% during the prior period. The decrease is attributable to a reduction in interest income earned on declining trade and related cash balances influenced by reductions in federal funds rates.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

GROSS MARGINS

     The following table reports gross margin for each of our operating segments for the quarters ended December 31, 2009 and 2008, respectively:

	Amount		% of Sales		% of Total		Percent Change
	Quarter Ended December 31,		Retention Rate		Gross Margin		2009
	2009	2008	2009	2008	2009	2008	vs. 2008
Commissions:
Brokerage	$ 1,482,224	$ 1,616,132	23.6%	30.9%	35.6%	40.6%	-8.3%
Check and Application	1,412,781	1,261,906	13.0%	13.0%	33.9%	31.7%	12.0%
Fixed Insurance	18,285	25,245	100.0%	100.0%	0.4%	0.6%	-27.6%
Underwriting	-	3,220	0.0%	9.9%	0.0%	0.1%	-100.0%
Total	2,913,290	2,906,503			69.9%	73.0%	0.2%
Advisory Services:
A-MAP	387,176	342,228	22.1%	23.3%	9.3%	8.6%	13.1%
F-MAP	145,178	109,051	37.3%	42.8%	3.5%	2.8%	33.1%
Other	164,719	108,635	n/a1	n/a1	4.0%	2.7%	51.6%
Total	697,073	559,914	21.7%	20.5%	16.8%	14.1%	24.5%
Licensing	431,989	326,125	n/a1	n/a1	10.4%	8.2%	32.5%
Marketing	124,574	150,000	n/a1	n/a1	2.9%	3.8%	-17.0%
Other Income	(852)	38,351	n/a1	n/a1	0.0%	0.9%	-102.2%
Total Gross Margin	$ 4,166,074	$ 3,980,893	19.8%	21.7%	100.0%	100.0%	4.7%

1. Due to account composition of the notated products, profit margin retention is not deemed a useful indicator of performance and is not tracked.

     Gross margin increased 4.7%, or by $0.19 million, to $4.17 million primarily due to increases in gross margin from our check and application programs and advisory services which were partially offset by a decline in profit margin from trading.

Commissions

     Profit margin from commissions increased mainly as a result of a $1.65 million increase in sales of variable annuities that generated a $0.21 increase to the profit margin. Profit margin from brokerage declined principally as a result of a reduction in recurring revenues due to a reduction in the target rate on federal funds.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

Advisory Services

     The quarter ended December 31, 2009 saw a 24.5% profit margin increase by our Advisory Services division known as ICA. This increase reflects the continued focus on the benefits of working with clients on an advisory basis. The large increase was due to more registered representatives becoming interested in working together with clients on an advisory basis as well as increased asset values due to more favorable market conditions.

     Led by our rep-directed A-MAP program and ICA-directed F-MAP wrap account programs, the increase in advisory services margins also reflected contributions from other services including financial planning, the in-house Separate Account S-MAP program and the newly created Fund Select program.

Marketing

     The Company experienced a 17.0% decrease in net marketing revenues, largely due to declining marketing support revenue.

Commission and Advisory Fees Expenses

     Profit margins are inversely aligned with payout of commission and advisory fees to our representatives as a percentage of revenue generated by them. We strive to recruit quality independent representatives who generate recurring revenues that do not flow through the commission and advisory expense payout grid, primarily as brokerage commissions and advisory fees. Management monitors the amount of revenue an independent representative brings in compared to his or her payout on that revenue.

     Commission and advisory fee expenses during the current period were $16.9 million as compared to $14.4 million for the prior period. As a percentage of revenue generated by representatives (defined as commissions, advisory fees and other fees), commission and advisory expenses increased from 79.5% in the prior period to 81.0% in the current period due primarily to relative increases in the percentage of commissionable revenue paid to high producing representatives. These expenses include commissions to representatives, clearing and execution costs and other direct costs that are necessary to produce revenue.

OPERATING EXPENSES

       Operating expenses, which decreased by 28.0% from $4.79 million to $3.45 million, are discussed in detail below.

Compensation and Benefits

     Compensation and benefits are the largest component of our operating expenses. These costs decreased by $0.38 million or 17.2% due primarily to suspension of the Company’s match to the 401(k) Plan, reductions in stock compensation expense and the resignation of an executive officer midway during the prior period. We also experienced cost savings related to health care benefits resulting from changing health care providers.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses declined by $0.82 million, or 58.6%, reflecting significant reductions in both litigation and settlement costs incurred as compared to a significant lawsuit in the prior period.

     We will continue to incur legal fees and settlement costs as we operate in a litigious, regulated industry. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices, which can also result in the imposition of sanctions. We invest significant resources to contain litigation and regulatory exposure by promoting sound operational procedures.

Advertising

     Advertising (including marketing and meals and entertainment) expense remained relatively level for the comparative periods.

Communications

     Communications expenses decreased 37.2%, or $0.10 million, due primarily to reductions in telephone expenses, and the increased use of electronic rather than print for direct marketing efforts.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009 Occupancy

     Occupancy expenses, which include depreciation, decreased 19.5% or by $0.05 million due largely to consolidation of home office space and negotiated rent decreases for retained space.

Other Administrative

     Other administrative expenses, which include postage, training, office and other office-related expenses, increased by 4.5%. Increases in bank fees for processing credit card transactions, particularly for rep license renewals, were offset in part by reduced allowance for uncollectable representative loans.

OPERATING AND NET INCOME

     We reported our third consecutive quarter with operating income; $0.72 million as compared to a $0.81 million operating loss for the prior period. Our net income totaled $0.43 million, or $0.07 and $0.06 per basic and diluted net income per share, compared to net loss of $0.61 million, or $0.10 basic and diluted net loss per share, for the prior period. We have realized growth in every category of top-line revenue during each of the last fiscal three quarters compared to the immediately preceding quarter, as declines in the overall economy have tapered. Management attributes the stabilization in results of operations primarily to reduced operating costs, recent growth in the recruitment of productive representatives, enhanced operating efficiency, and growth of our advisory segment’s asset values.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

COMPARISON OF THE NINE MONTH PERIODS ENDED DECEMBER 31, 2009 AND 2008

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

RESULTS OF OPERATIONS

			Percent of Revenue		Percent
			Nine Months Ended		Change
	Nine Months Ended December 31,		December 31,		2009
	2009	2008	2009	2008	vs. 2008

Revenues:
Commission	$ 48,241,478	$ 53,740,265	82.3%	83.5%	-10.2%
Advisory fees	8,463,511	8,728,455	14.5%	13.6%	-3.0%
Other fee income	762,402	676,855	1.3%	1.1%	12.6%
Marketing revenue	829,336	756,465	1.4%	1.1%	9.6%
Other income	304,937	451,173	0.5%	0.7%	-32.4%
Total revenue	58,601,664	64,353,213	100.0%	100.0%	-8.9%

Commission and advisory expenses	47,135,148	51,595,479	80.4%	80.2%	-8.6%
Gross profit	11,466,516	12,757,734	19.6%	19.8%	-10.1%

Operating expenses:
Advertising	651,973	1,032,823	1.1%	1.6%	-36.9%
Communications	513,431	902,096	0.9%	1.4%	-43.1%
Total selling expenses	1,165,404	1,934,919	2.0%	3.0%	-39.8%

Compensation and benefits	5,309,706	7,197,913	9.1%	11.2%	-26.2%
Regulatory, legal and professional	1,706,684	3,240,607	2.9%	5.0%	-47.3%
Occupancy	642,351	822,827	1.1%	1.3%	-21.9%
Other administrative expenses	1,189,268	1,168,040	2.0%	1.8%	1.8%
Interest expense	18,150	25,972	0.0%	0.0%	-30.1%
Total administrative expenses	8,866,159	12,455,359	15.1%	19.3%	-28.8%

Total operating expenses	10,031,563	14,390,278	17.1%	22.4%	-30.3%

Operating income (loss)	1,434,953	(1,632,544)	2.5%	-2.5%	-187.9%

Provision (benefit) for income taxes	748,661	(251,360)	1.3%	-0.4%	-397.8%

Net income (loss)	$ 686,292	$ (1,381,184)	1.2%	-2.1%	-149.7%

Adjusted earnings before interest, income
taxes, depreciation and amortization
("adjusted EBITDA")	$ 1,905,882	$ (639,672)	3.3%	-1.0%	-397.9%

Adjustments to reconcile adjusted EBITDA
to GAAP Net income (loss):
Income tax benefit	-	251,360	0.0%	0.3%	-100.0%
Interest expense	(18,150)	(25,972)	0.0%	0.1%	-30.1%
Income tax provision	(748,661)	-	-1.3%	0.0%	0.0%
Depreciation	(261,330)	(291,018)	-0.4%	-0.6%	-10.2%
Non-cash compensation	(191,449)	(675,882)	-0.3%	-1.2%	-71.7%

Net income (loss)	$ 686,292	$ (1,381,184)	1.2%	-2.2%	-149.7%

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

REVENUES

     Revenues decreased by $5.75 million, or 8.9%, from the nine-month comparative period. The decline was due primarily to a $5.50 million or 10.2% decline in commissionable revenues.

Commissions

		Commission Revenue
	Nine Months Ended December 31, 2009 and 2008
					Percentage
				Percent of	change 2009
Product Type[1] :	2009	2008	2008 vs. 2007	total change	vs 2008
Variable Annuities	$ 21,066,743	$ 21,845,751	$ (779,008)	-14.2%	-3.6%
Brokerage	18,948,280	17,487,207	1,461,073	26.6%	8.4%
Mutual Funds	3,697,456	5,770,950	(2,073,494)	-37.7%	-35.9%
Direct Participation Programs	4,469,394	8,434,054	(3,964,660)	-72.1%	-47.0%
Other	59,605	202,303	(142,698)	-2.6%	-70.5%
Total Commission Revenue	$ 48,241,478	$ 53,740,265	$ (5,498,787)	-100.0%	-10.2%

          1. Revenue designated as Brokerage (Trading) includes revenue from mutual funds sold through our trading platform. Revenue from direct check and application sales of mutual funds are listed above under "Mutual Funds".

     The decline in commissionable revenue was mainly the result of reduced commissions from direct business including variable annuities, mutual funds, and DPPs. On the other hand, brokerage revenues, led by increased OTC bond trading, grew by 26.6%.

Advisory Fees

     A $0.27 million, or 3.0%, decline in advisory fees resulted principally from declines in asset values reflecting the downward trend in the stock market, asset managed performance, and new investment dollar contributions compared to the prior period.

Other Fee Income

       Other fee income increased by12.6 % as a result of increased fees to fund the rise in annual regulatory and licensing fees.

Marketing Revenue

     Marketing revenues increased by 9.6% as the result of an overall growth in marketing support for hosting our conventions and symposiums coupled with strategic reductions in those event-related costs.

Other Income

     Other income decreased by 32.4% over the year ago period reflecting reduced interest income on balances from our trading accounts for the same reason mentioned in our quarterly analysis.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

GROSS MARGINS
			% of Sales (Retention Rate)		% of Total Gross Margin
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	December 31 ,		December 31,		December 31,		% Change
							2009
	2009	2008	2009	2008	2009	2008	vs. 2008
Commissions:
Brokerage	4,396,527	4,681,489	23.2%	26.8%	38.4%	36.7%	-6.1%
Check & Application	$ 3,800,367	$ 4,686,597	13.0%	13.0%	33.1%	36.7%	-18.9%
Fixed Insurance	59,605	80,702	100.0%	100.0%	0.5%	0.6%	-26.1%
Underwriting	-	22,262	0.0%	18.3%	0.0%	0.2%	-100.0%
Total	8,256,499	9,471,050			72.0%	74.2%	-12.8%
Advisory Services:	-	-
A-MAP	1,037,905	1,159,681	22.4%	23.1%	9.1%	9.2%	-10.5%
F-MAP	368,531	342,276	39.6%	41.3%	3.2%	2.7%
Other	368,009	365,511	n/a1	n/a1	3.2%	2.9%	0.7%
Total	1,774,445	1,867,468	20.5%	21.0%	15.5%	14.8%	-5.0%
Licensing	506,130	453,517	n/a1	n/a1	4.4%	3.5%	11.6%
Marketing	829,335	756,465	n/a1	n/a1	7.2%	5.9%	9.6%
Other income	100,107	209,234	n/a1	n/a1	0.9%	1.6%	-52.2%
Total Gross Margin	$ 11,466,516	$ 12,757,734	19.6%	19.8%	100.0%	100.0%	-10.1%

1. Due to account composition, profit margin retention for these products is not deemed a useful indicator of performance.

Commissions

     Gross profit from our check and application business declined in the current period versus the prior period as consumers were reluctant to invest in alternative investments, mutual funds, and variable annuities. Declines to our brokerage margin was mainly due to a decrease in recurring revenues earned from money market fund investments only partially offset by increased margins from bond trading.

Advisory Services

     The decline in profit margins from advisory services was due principally to a decline in advisory fees in our A-Map program. Lower asset values and a decline in investments in these asset managed accounts lead to lower fees and profit margin. Profit margin from our ICA-directed F-MAP program posted increased profit margins due to increased asset values resulting from improvement in performance and asset contributions.

Commission and Advisory Fees Expenses

     Commission and advisory fees expenses during the current nine-month period were $47.14 million versus $51.60 million in the prior period. As a percentage of revenue generated by representatives (i.e., commissions, advisory fees and other fees), commission and advisory expenses remained consistent at approximately 82.0% and 81.7%, respectively. These expenses include commissions earned by our representatives, clearing and execution costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

OPERATING EXPENSES

      Operating expenses decreased by 30.3% from $14.39 million to $10.03 million, and is discussed in detail below.

Compensation and Benefits

     Compensation and benefits decreased by 26.2%, or $1.89 million, reflecting suspension of the employer 401(k) match, effective January 2009. In addition, there was a reduction in equity compensation resulting from the vesting of stock awards to executives. These stock awards vested fully in the prior period whereas in the current period there were no stock awards issued to executives. We also achieved cost savings in health care benefits as a result of changing insurance providers.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses declined by $1.53 million, or 47.3%, due principally to a decrease in legal and professional fees related to strategic corporate matters and defense and settlement costs as compared to the prior period.

Advertising

     The 36.9% decrease in advertising expenses was due primarily to restricting advertising to fewer publications, fewer company-sponsored conventions and an overall reduction in travel and entertainment expenses.

Communications

     Communication expenses declined by $43.1% due primarily to reasons explained in our quarterly analysis along with decreases in website connectivity costs following closing of our investment centers. In addition, we sponsored a reward trip during August 2008, whereas we combined that event with sponsored events in the current year.

Occupancy

     Occupancy expenses decreased by 21.9 % in the current period versus the prior period due to closing various investment centers as well as downsizing home office space upon the expiration of a lease. Also depreciation decreased as a result of a decrease in capital expenditures combined with existing assets fully depreciating.

Other Administrative

     Expenses relevant to other administrative costs, which include training, office and computer-related expenses, remained relatively constant for the nine month comparative periods.

OPERATING AND NET INCOME

      We reported operating income of $1.43 million compared to a $1.63 million operating loss for the prior period. Our net income totaled $0.69 million, or $0.11 per basic and $0.10 diluted net income per share, compared to net loss of $1.38 million, or $0.22 basic and diluted net loss per share, for the prior period. The Company has achieved profitability for three consecutive quarters, primarily due to prudent cost cutting and better than expected top line revenue growth, while maintaining service quality. We continue to seek synergies within and among all departments to improve operational efficiency. The Company also remains focused on aggressively recruiting quality representatives from other independent firms and wire houses to achieve revenue growth and sustainable profitability.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

LIQUIDITY AND CAPITAL RESOURCES

     We strive for efficient use of capital. Our primary source of liquidity remains our cash flows from operations. Market fluctuations, general uncertainty and continued negative sentiment in financial markets have had an adverse impact on this cash flow.

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

     Approximately 66% and 61% of our total assets at December 31, 2009 and March 31, 2009, respectively, consisted of cash and cash equivalents, receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading. As of December 31, 2009, cash and cash equivalents totaled $5.5 million compared to $6.2 million as of March 31, 2009. Although our total assets fell by 7.6%, our working capital increased 13.2% to $7.7 million as of December 31, 2009 compared to $6.8 million as of March 31, 2009. The ratio of current assets to current liabilities was 2.36 to 1 as of December 31, 2009 compared to 1.81 to 1 as of March 31, 2009.

      For the nine months ended December 31, 2009, we used net cash flows of $0.60 million, largely due to payments made on accrued expenses incurred for litigation net of proceeds from our fidelity bond

     Cash outflows from investing activities for the current period totaled $0.34 million, primarily for payments on officers’ life insurance in addition to capital expenditures on software development for internal use, whereas in the prior period there were inflows of $1.06 million due to the maturity of three treasury notes totaling $1.00 million.

     Finally, cash flows used in financing activities in the current period paralleled the prior period as we disbursed $1.04 million in loan payments to finance E&O insurance premiums for the nine month period ended December 31, 2009 versus $0.85 million for the same nine month period last year.

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

     As of December 31, 2009, ICC had net capital of $3.64 million (an excess of $3.23 million) and a 1.67 to 1 net capital ratio as compared to net capital of $1.94 million (an excess of $1.41 million) and a 4.10 to 1 net capital ratio as of March 31, 2009. We are continually focused on timely implementation of measures designed to ensure the maintenance of adequate capital. The results reported were not fully reflected in our net capital due to non-cash expenses including $0.19 million from the vesting of stock awards that were issued to employees and executives, and $0.26 million in depreciation.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

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

       The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2009:

2010	$ 94,433
2011	370,758
2012	357,841
2013	260,413
2014	270,477
2015 and thereafter	306,214
$ 1,660,136

     Total lease expense approximated $0.10 and $0.13 million for the three months ended December 31, 2009 and 2008, respectively. Total lease expense approximated $0.32 and $0.45 million for the nine months ended December 31, 2009 and 2008, respectively.

     The Company offers loans and transition assistance to its representatives mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the representatives joining the Company and meeting certain production requirements. As of December 31, 2009, the Company estimates that it had made commitments of $0.30 million in loans and transition assistance, which have not yet been funded.

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

     As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated an communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

     There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

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

_____________________________________

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

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

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

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Kathleen L. Donnelly Chief Accounting Officer (Duly authorized officer)

Date: February 12, 2010

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

Exhibit 31.1 CERTIFICATION

I, Timothy B. Murphy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Investors Capital Holdings, Ltd.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in said report;
4.	The smaller reporting company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the smaller reporting company and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the smaller reporting company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
	c)	Evaluated the effectiveness of the smaller reporting company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	d)	Disclosed in this report any change in the smaller reporting company’s internal control over financial reporting that occurred during the smaller reporting company's most recent fiscal quarter (the smaller reporting company's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the smaller reporting company's internal control over financial reporting; and
5.	The smaller reporting company’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the smaller reporting company’s auditors and the audit committee of the smaller reporting company’s board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the smaller reporting company’s ability to record, process, summarize and report financial information; and
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the smaller reporting company’s internal control over financial reporting.

Date:	February 12, 2010

By: /s/ Timothy B. Murphy Timothy B. Murphy, President, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

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
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the smaller reporting company's internal control over financial reporting.

Date:	February 12, 2010

By: /s/ Kathleen L. Donnelly Kathleen L. Donnelly Chief Financial Officer (Principal financial officer)

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

Exhibit 32.1 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: February 12, 2010

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. Report on Form 10-Q Quarter Ended December 31, 2009

Exhibit 32.1 CERTIFICATION

I, Kathleen L. Donnelly, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: February 12, 2010

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly Chief Financial Officer (Principal financial officer)