Form 10-K
period 2010-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2010-06-28
CIK 1001871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 _____________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
MARCH 31, 2010

COMMISSION FILE NO. 333-43664

INVESTORS CAPITAL HOLDINGS, LTD.
(Exact name of registrant in its charter)

DELAWARE	04-3284631
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

     230 Broadway East
Lynnfield, Massachusetts 01940
(781) 593-8565

(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NYSE AMEX / Alternext US

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

       Large accelerated filer [ ]                                                                                                                 Accelerated filer [ ]
       Non-accelerated filer [ ] (Do not check if a smaller reporting company)                                 Smaller reporting company [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [ ] No [X]

     The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $6,614,377.

       As of June 18, 2010, there were outstanding 6,591,131 shares of the $0.01 par value per share Common Stock of the registrant.

www.investorscapital.com Investor Relations Contact: Robert Foney

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

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

  Broker-dealer services primarily in support of trading and investment in securities such as corporate stocks and bonds, U.S. Government securities, municipal bonds, mutual funds, variable annuities, alternative investments and variable life insurance, including provision of market information, internet trading and portfolio tracking facilities and records management, and
  Investment advisory services, including asset management, conducting business as Investors Capital Advisory Services (“ICA”).

     Financial information pertaining to the Company for the fiscal years ended March 31, 2010 and 2009 is included in Part II of this document including, without limitation, financial statements and supplementary data in Item 8 thereof. See Part II, Item 8, Footnote 14 – “Segment Information” for information concerning each of the segments of the Company’s business with respect to the fiscal years ended March 31, 2010 and 2009, including revenues from external customers, a measure of profit or loss, and total assets.

BROKER-DEALER SERVICES

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010 Investors Capital Corporation

     ICC is registered as a securities broker-dealer with the Financial Industry Regulatory Authority ("FINRA"), the Securities and Exchange Commission ("SEC"), the Municipal Securities Rule Making Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"). Headquartered in Lynnfield, Massachusetts, the wholly-owned subsidiary of ICH also is duly registered and doing business as a broker-dealer in all 50 states, the Commonwealth of Puerto Rico and the District of Columbia. ICC makes available multiple investment products and provides support, technology and back-office services to a network of producing (non-staff) independent registered representatives, of which there were 564 at March 31, 2010. Broker-dealer commissions and investment advisory fees generated by ICC's registered representatives represented 82% and 15%, respectively, of the Company's total revenues for the fiscal year ended March 31, 2010.

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

     Attracting and retaining experience, productive registered representatives is an integral part of our growth strategy. Once recruited, we focus on enhancing our representatives' professional knowledge, skills and value to their clients.

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

Compensation to Representatives

     Commission payouts to our registered representatives are negotiated and currently average 82.3% of the gross dealer concession generated by them. Representatives grant to us the right to offset against commissions certain losses we may sustain as a result of their actions, errors or omissions. Our agreements with our representatives are terminable by either party with or without cause.

Support to Representatives

     We provide a variety of services and products to our representatives to enhance their professionalism and productivity.

     Technology Resources. Advanced technology, including a client and enterprise website, enable our representatives and/or their clients to perform many tasks on-line, including:

  Opening of new accounts
  Monitoring of existing accounts
  Updating of client accounts
  Initiating and executing trading activities
  Viewing and downloading commission data
  Locating and exploring financial products
  Downloading client data
  e-Delivery of statements and confirmations

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

  Researching reports or inquiries on companies, securities and other financial topics

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

     Supervision/Compliance. We maintain comprehensive broker-dealer and investment advisor compliance programs. Our 14-person home office licensing, compliance and risk management staff includes two dedicated attorneys. We also retain experienced field supervisors in FINRA-recognized Offices of Supervisory Jurisdiction across the country that are charged with compliance responsibilities for defined groups of registered representatives including, in particular, newly-affiliated representatives.

     In this period of rapid regulatory change, we closely supervise and monitor the activities of our representatives to manage risk and enhance compliance with applicable laws, rules and regulations including anti-money laundering and other programs required by the USA Patriot Act. Our compliance efforts are increasingly assisted by computer systems, programs and reports, including routine internal auditing of trading and investment activity.

     Our representatives seek and value assistance in the area of compliance. Keeping in step with the latest industry regulations, our compliance department provides to our representatives, among other things:

  Advertising and sales literature review
  Field inspections, followed up with written findings and remediation programs
  In-house publications, conference calls, workshops, seminars and other communications on compliance topics
  Assistance with customer complaints and regulatory inquiries
  Regional and national meetings
  Interpretation of rules and regulations and general compliance training

     Clearing. We utilize the services of Pershing LLC, a subsidiary of Bank of New York Mellon, on a fee-for-service basis to provide orderly processing and clearing of most of our brokerage securities transactions. Services provided by Pershing include billing and credit extension as well as control, receipt, custody and delivery of customer securities and funds.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

Broker-Dealer Revenue

     Commission revenue generated by ICC during the last two fiscal years was derived from the following activities:

	Fiscal Year Ended March 31,
Source of Commission Revenue	2010	2009

Variable annuities and variable life insurance	42%	42%
Individual stocks and bonds	39%	30%
Mutual funds and unit investment trusts	10%	14%
Direct participation programs	9%	14%

Total	100%	100%

     Although variable products continued to comprise the largest source of commission revenue, revenue from stocks and bonds experienced the largest increase as a percentage of commission revenue compared to the prior year. This increase primarily reflected the heightened market volatility during the current period which generated an increase in trading volume of these products.

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

     The success of these initiatives is reflected in the growth of revenue from investment advisory services by 6.4% to $11.8 million for the fiscal year ended March 31, 2010.

Investment Advisor Representatives

     Each of our investment advisor representatives must satisfy licensing requirements of the states in which they operate prior to providing investment advisory services. As of March 31, 2010 approximately 411 independent investment advisor representatives registered with the various state securities departments were affiliated with ICA, which is consistent with the year earlier.

Asset Allocation Strategy

     Our investment advisor representatives often provide advisory services through our representative-directed program where the asset allocation is performed directly by the independent representative. Our asset allocation strategy is based on the principle that, by investing in a combination of asset classes, risk may be reduced while seeking enhanced returns. Combining asset classes that typically do not

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

fluctuate in tandem may lower the volatility of the customer's investment portfolio while providing the potential for long-term returns. In implementing a personalized asset allocation strategy for each customer:

  The customer's risk tolerance, investment goals, age, time horizon, investment experience and financial and personal circumstances are determined using detailed questionnaires that are completed during personal interviews. Based upon these data, an overall investment allocation among stocks, bonds, cash and/or other investment products is fashioned.
  Specific investment vehicles believed to be appropriate for the particular customer and investment allocation are selected from a universe of Company-approved mutual funds, variable annuities, individual securities and other investment products.
  Following investment in the selected securities, portfolio performance is monitored and periodically communicated to the client, and changes to the portfolio are made from time to time based upon performance, the customer's financial situation, goals and risk tolerance and other relevant factors.

Fee-Based Compensation Structure

     In conformity with the requirements of the Investment Advisors Act of 1940, compensation for our investment advisory services consists of an annual fee, assessed and earned quarterly, as a percentage of assets under management rather than a transaction-based commission or performance fee.

INSURANCE OPERATIONS

     In certain states a licensed insurance entity is required in order for ICC representatives to sell life insurance and annuity products to their clients. Accordingly, the Company operates ICC Insurance Agency, Inc., a wholly-owned subsidiary of ICH that is duly licensed for such purposes in states in which such licensing is required. All revenue realized by this entity flows through as revenue to ICC.

ICH SECURITIES

ICH Securities holds cash for Company tax benefit purposes at the Massachusetts state level.

INVESTMENT CENTERS

     The Company closed the last of its four retail investment centers during the quarter ended September 30, 2008 in order to achieve operational efficiencies. Overhead expenses of the centers had been funded by the Company in return for lower commission payouts to representatives using the centers. One location continues to be occupied by representatives who pay a fee to the Company that covers the majority of our office overhead.

OUR STRATEGY

Key elements of our strategy to achieve our corporate objectives include:

  Recruit and retain high quality registered representatives. Our business model stresses recruitment and retention of capable, experienced independent representatives possessing the professional qualifications, knowledge and judgment to render superior broker-dealer and investment advisory services to their customers.
  Increase brand awareness; expand business presence. We strive to increase our brand recognition to attract new clients and representatives by building market awareness, educating the

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

investing public and maintaining customer loyalty through direct marketing, advertising through our marketing department, use of our web site, various public relations programs, web and live seminars, and/or advertising media such as print, radio and television.

  Provide value-added services to our clients. We provide our clients with access to a pool of well- trained representatives, access to up-to-date market and other financial information, and direct access to our trade desk that is online with various stock exchanges and institutional buyers and sellers. We also provide trading before and after traditional market hours to our clients.
  Grow recurring revenues. We recognize the trend toward increased investment advisory business and are focused on building our fee based investment advisory business when it serves the interests of our clients. While advisory accounts generate substantially lower first year revenue than most commission products, the recurring nature of advisory fees provides a foundation for accelerating future revenue growth.
  Create technologically innovative solutions to satisfy client needs. We continue to pursue additional technologies to service the rapidly evolving financial services industry. We continually seek to enhance our web site to augment our clients’ ability to trade equity securities efficiently via the Internet, to monitor on-line the history and current status of their accounts at any time, and to access financial and other pertinent information. Also, we assist our representatives in developing personalized Internet web sites to provide their clients with a secure and private interface directly to our proprietary client web site. This allows clients to perform market research, buy and sell securities on-line, monitor their accounts and utilize financial calculators.
  Provide technological solutions to our representatives. We believe that it is imperative that we provide state-of-the-art technology to our employees and independent registered representatives to effectively facilitate, measure and record business activity in a timely, accurate and efficient manner. We seek to achieve economies of scale and optimize the experience of our representatives by providing them with increasingly capable technology platforms.
  Expand our product and service offering through strategic relationships. We continue to pursue business alliances to increase trading volume, capitalize on cross-selling opportunities, create additional markets for our asset management programs and mutual fund sales, take advantage of emerging market trends, create operational efficiencies and further enhance our name recognition.

COMPETITION

     Our competitors vary in size, resources and breadth of services offered. We encounter direct and indirect competition from numerous established financial services companies, including firms that offer full-commission and discount brokerage, investment advisory, and financial planning services, increasingly based on the independent representative model. Many of our competitors are owned by insurance companies, banks and other large financial institutions.

     Many competitors, alone or in conjunction with their parent corporations, have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and more extensive client bases.

     We seek to compete through the quality of our registered representatives, a premier level of service to our representatives, and the breadth and depth of brokerage and advisory products and services we offer. We believe that our ability to compete depends upon many factors both within and outside our control, including:

  Our ability to attract and retain a network of experienced investment professionals
  The effectiveness, ease of use, performance and features of our technology and services
  The price and quality of our services and overall client satisfaction

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

  The volatility and performance of financial markets and the world economy
  Our ability to service our clients effectively and efficiently
  Our reputation in the financial services industry
  Our ability to foster compliance with applicable laws and regulations by employees and independent representatives

HOW WE ARE REGULATED Broker-Dealer Regulation

     The securities industry is subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for administering the federal securities laws that apply to broker-dealers. ICC is a broker-dealer registered with the SEC. In addition to complying with the voluminous and complex rules set out in applicable statutes, including the Securities Act of 1933 and Securities Exchange Act of 1934 (as amended, the “Securities Act” and “Exchange Act”), and rules regulations promulgated thereunder, every registered broker-dealer that conducts business with the public is required to be a member of and subject to the jurisdiction and rules of FINRA.

     FINRA has established numerous rules applicable to broker-dealers, including conduct rules for securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets and operational rules for its member firms. FINRA conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules and conducts disciplinary proceedings involving member firms and associated individuals. FINRA administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. We are also subject to regulation under state law. We are currently registered as a broker-dealer in all 50 states, Puerto Rico and the District of Columbia.

     The SEC and other regulatory bodies in the United States have rules with respect to net capital requirements that affect our broker-dealer subsidiary. These rules are designed to ensure that broker-dealers maintain adequate capital in relation to their liabilities, depending upon the types of securities business conducted and the size of their customer business. These rules have the effect of requiring that a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration with the SEC and suspension and expulsion by the FINRA and other regulatory bodies, and ultimately may require its liquidation. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies and changes in the interpretation or enforcement of existing laws and rules often directly affects the method of operation and profitability of broker-dealers. The SEC and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or registered representatives.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

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

     The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, FINRA and other regulatory bodies. The applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is also uncertain and may take years to resolve. Finally, as our services are available over the internet in multiple states, and as we have numerous clients residing in these states, these jurisdictions may claim that we are required to qualify to conduct business as a foreign corporation in each such state. While ICC currently is registered as a broker-dealer in all 50 states, Puerto Rico and the District of Columbia, we are qualified to conduct business as a foreign corporation in only a few states. Failure by our company to qualify as a broker-dealer in other jurisdictions or as an out-of-state or "foreign" corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify. Our business could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the applications of existing laws and regulations to the Internet and other online services.

EMPLOYEES

     As of March 31, 2010, we had 81 employees, the majority of whom are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements on an as-needed basis to assist with various aspects of our business.

AVAILABLE INFORMATION

     The Company is subject to the informational requirements of the Securities Exchange Act and, in accordance therewith, files reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information filed with the SEC by the Company can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov.

     Our website address is http://www.investorscapital.com. We make available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC. All such documents are also available in print at no charge to any shareholder who requests them in writing to Robert Foney, Manager Corporate Communications, 230 Broadway East, Lynnfield, MA 01940.

EXECUTIVE OFFICERS OF THE REGISTRANT

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

     The following sets forth, as of June 17, 2010, certain information with respect to each of the executive officers of ICH:

     Theodore E. Charles, age 67, has served as a director and Chairman of the Board of the Company since its inception in July 1995. A founder of Investors Capital Holdings, Mr. Charles served as the Company’s Chief Executive Officer and President from 1995 until August 2009. Mr. Charles also has served as the Chief Executive Officer of ICC and EPA from their founding in 1994 and 1995, respectively, until August 2009. Mr. Charles served on the Board of Directors of Revere Savings Bank of Massachusetts from 1997 to 2001 and served on the Advisory Board of Danvers Savings Bank from 2001 to 2003. Mr. Charles currently holds various securities licenses, including series 6, 63, 7 and 24, has been a member of the Financial Planning Association since 1985 and formerly served as Chairman of the Shareholder Advisory Board of Life USA Insurance Company. Currently, Mr. Charles is Vice Chairman of Easter Seals Massachusetts.

     Timothy B. Murphy, age 45, has served as a director of the Company since July 1995. A founder of the Company, Mr. Murphy has served as President and Chief Executive Officer since August 2009. He served as Executive Vice President and Chief Financial Officer of the Company from its inception until August and December 2009, respectively, and as President of ICC and EPA since their respective inceptions. He entered the securities industry in 1991 as an operations manager in the Boston regional office of Clayton Securities. By 1994, he was serving as compliance officer of BayBanks Brokerage and a vice president of G.R. Stuart & Company, another brokerage firm. Mr. Murphy holds various securities licenses including series 4, 7, 24, 27, 53, 63 and 65.

     Kathleen L. Donnelly, age 38, was promoted to Chief Financial Officer of the Company effective January 1, 2009 and serves as its principal financial officer. Prior to this appointment, Ms. Donnelly was employed by ICC as Corporate Accountant where she managed the Company’s Sarbanes-Oxley compliance readiness program and provided internal budgeting and financial analysis services. From January through April 2007, Ms. Donnelly was employed as an auditor at Nardella & Taylor, LLC, a public accounting firm. From 1997 through 2006, she was a practicing Certified Public Accountant as an Audit Manager with UHY, LLP (formerly Brown & Brown, LLP), the Company’s independent public accountants prior to the appointment of Marcum, LLP.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

     Our principal executive offices, comprised of several office condominiums, are located in a 9,068 square foot facility at 230 Broadway, Lynnfield, MA. The Company also maintains an office in a 2,132 square foot facility at 218 Boston Street, Topsfield, MA. Both of these properties are leased from entities owned and controlled by the Chairman and principal shareholder of ICH for a combined annual rent of $291,200. The Company believes the annual base rent amounts are generally consistent with current market rates for comparable office space in the same geographic areas. The Lynnfield, MA lease only was renewed and modified in October 2009 and will expire on March 31, 2015. Management believes that, while these premises are adequate for current business purposes, the Company’s need for office space could exceed the capacity of these locations in the event of increases in personnel.

     Previously, the Company leased 3,346 square feet of additional office space in a facility at Six Kimball Lane, Lynnfield, MA for approximately $70,266 per year under a lease that expired June 30, 2009. Additionally, the Company leases 1,357 square feet of office space in Miami, FL for approximately $53,927 per year under a lease expiring in November 2011 that the Company partially sublets.

ITEM 3. LEGAL PROCEEDINGS.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

     The Company operates in a highly litigious and regulated business, and the Company often is made a defendant in lawsuits and arbitrations that are incidental to our securities business. The Company typically vigorously contests the allegations of the complaints and believes that there are meritorious defenses in these matters. From time to time the Company also is the subject of regulatory investigations and proceedings. Counsel often is unable to confidently predict the likelihood of an outcome, whether favorable or unfavorable, in such matters because of routine and inherent uncertainties. For the majority of pending claims, the Company's current errors and omissions (E&O) policy limits the Company’s maximum exposure in any one case to $100,000. The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to $350,000, subject to policy limitations and exclusions.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     ICH's common stock has been trading on NYSE AMEX / Alternext US (“Amex”) (formerly, The American Stock Exchange) under the symbol "ICH" since February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of June 18, 2010, there were 6,591,131 shares outstanding and 273 registered holders thereof.

     The following table presents the high and low closing prices for the common stock of ICH on the Amex for the periods indicated:

	High	Low
Fiscal Year Ended March 31, 2010:
January 1, 2010 through March 31, 2010	$1.70	$1.35
October 1, 2009 through December 31, 2009	$2.24	$1.34
July 1, 2009 through September 30, 2009	$3.19	$1.95
April 1, 2009 through June 30, 2009	$4.07	$1.53

Fiscal Year Ended March 31, 2009:
January 1, 2009 through March 31, 2009	$2.20	$1.02
October 1, 2008 through December 31, 2008	$4.15	$2.00
July 1, 2008 through September 30, 2008	$5.68	$3.60
April 1, 2008 through June 30, 2008	$4.98	$4.00

CASH DIVIDENDS

     The Company did not pay any dividends on its common stock during the fiscal years ended March 31, 2010 and 2009.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

The following table presents information as of March 31, 2010 with respect to compensation plans

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

(including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans not approved
by security holders	150,000	$1.00	none

Total	150,000	$1.00	none

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis reviews our consolidated financial condition as of March 31, 2010 and 2009, the consolidated results of operations for the years ended March 31, 2010 and 2009 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. Unless context requires otherwise, as used in this Management's Discussion and Analysis (i) the "current period" means the fiscal year ended March 31, 2010, (ii) the "prior period" means the fiscal year ended March 31, 2009, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

competition and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by these and other external factors.

OUR BUSINESS

We operate primarily through our subsidiary, ICC, as a broker-dealer and, doing business as ICA, as a registered investment advisor, with a national network of independent financial representatives.

Broker-Dealer Services

     We provide broker-dealer services in support of trading and investment by our representatives’ customers in securities, including corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, limited partnerships and other alternative investments, variable annuities and variable life insurance. We also provide related services such as market information, Internet brokerage, portfolio tracking facilities and records management.

Investment Advisory Services

     We provide investment advisory services, including asset allocation and portfolio rebalancing, for our representative’s customers. In the past, investment advisory services were performed by both ICC and EPA. After consolidating our investment advisory services into ICA, EPA ceased operations and was dissolved in 2008.

Recruitment and Support of Representatives

     A key component of our business strategy is to recruit well-established, productive representatives who provide superior service to their clients. Additionally, we assist our representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients. We focus on providing substantial added value to our representatives’ practices, enabling them to be more productive, particularly in high margin lines such as advisory services and brokerage.

     Support provided to assist representatives in pursuing consistent, profitable sales growth takes many forms, including automated trading systems, targeted financial assistance and a network of communication links with investment product companies. Regional and national conventions provide forums for interaction to improve product knowledge, sales and client satisfaction. In addition, we provide our representatives with programs and tools to grow their businesses both through new client acquisition and advancement of existing client relationships. These programs enhance our ability to attract and retain productive representatives.

OUR PROCESS

     Online Brokerage. Registered representatives have direct market access to submit security transactions for their clients through the use of an online brokerage platform for trade execution serviced by our clearing firm, Pershing LLC.

     Check and Application. Check and application revenue is obtained through a process where a check and a product application is delivered to us for processing that includes principal review and submission to the variable annuity, mutual fund, direct participation or other investment product company. Investments in technology are facilitating our migration over time from a paper intensive to a more paperless process. This shortens the transaction cycle, reduces errors and creates greater efficiencies.

     Bond Brokerage. Our fixed-income brokerage desk uses a network of regional and primary dealers to execute trades across a broad array of fixed income asset classes. The desk also utilizes dealer-only electronic services that allow the desk to offer inventory and to execute trades. Our fixed income traders work with our representatives to develop portfolios for clients.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

     Asset Allocation. Asset allocation services are made available through ICA. Our services include the design, selection and rebalancing of investment portfolios on behalf of our representatives' clients. We also provide tools, services and guidance that enable our representatives to provide these investment services directly to their clients. These services, for the most part, are conducted through our online brokerage platform. Other allocation services are performed directly by fund companies.

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

RISK MANAGEMENT

     Risk is an inherent part of our business and activities. Risk management is critical to our financial strength and profitability and requires robust auditing, constant communications, sound judgment and knowledge of financial regulations, trends and the economy as a whole. We take a holistic approach to governance, risk management and compliance.

     Management and staff, at all levels, take an active role in the risk management process. The principal risks involved in our business activities include market, operational, regulatory and legal risks.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

Market Risk

     Market risk is the risk attributable to common macroeconomic factors such as gross domestic product, employment, inflation, interest rates, budget deficits and consumer sentiment. Consumer and producer sentiment is critical to our business. The level of consumer confidence determines their willingness to spend, especially in the financial markets. It is the willingness to spend in the financial markets that is key to our business. A shift in spending in this area, often caused by market volatility, could negatively impact us. In addition, declines in market values negatively impact investment advisory revenues that are based upon the value of assets under management. We constantly monitor these economic trends in order to enhance and broaden our product line to mitigate potential negative impact of such trends.

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

Regulatory and Legal Risk

     Regulatory and legal risk includes non-compliance with applicable legal and regulatory requirements and the risk of a large number of customer claims that could result in adverse judgments against us. We are subject to extensive regulation in the various jurisdictions in which it operates, and we maintain a panoply of procedures to address issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the granting of credit, collection activities, money-laundering and record keeping. However, compliance procedures, no matter how stringent and comprehensive, can only limit, but not completely prevent, the institution of regulatory and legal proceedings, the outcomes and consequences of which typically cannot be reasonably foreseen or quantified.

     In the normal course of business, we continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our alleged activities as a broker-dealer or investment advisor, as an employer or as a result of other business activities. In line with general industry experience, the volume of such complaints has generally trended upward over time, and particularly as a consequence of market losses incurred by customers during the most recent financial downturn. However, we have recently experienced a marked redution in our legal charges.

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

KEY INDICATORS OF FINANCIAL PERFORMANCE

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

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

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2010 AND 2009

     The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS
			Percent of Revenue
	Year Ended March 31,		Year Ended March 31,		Percent Change
	2010	2009	2010	2009	2010 vs. 2009
Revenues:
Commission	$ 64,997,188	$ 68,219,314	82.0%	83.6%	-4.7%
Advisory fees	11,798,894	11,090,508	14.9%	13.6%	6.4%
Other fee income	1,013,718	804,877	1.3%	1.0%	25.9%
Marketing revenue	995,767	981,100	1.3%	1.2%	1.5%
Other income	382,370	511,589	0.5%	0.6%	-25.3%
Total revenue	79,187,937	81,607,388	100.0%	100.0%	-3.0%

Commissions and advisory fees expense	64,045,046	65,609,588	80.9%	80.4%	-2.4%

Gross profit	15,142,891	15,997,800	19.1%	19.6%	-5.3%

Operating expenses:
Advertisement and marketing	744,933	1,279,756	0.9%	1.6%	-41.8%
Communications	653,393	1,060,641	0.8%	1.3%	-38.4%
Total selling expenses	1,398,326	2,340,397	1.7%	2.9%	-40.3%

Compensation and benefits	8,007,675	9,135,686	10.2%	11.2%	-12.3%
Regulatory, legal and professional	2,312,812	3,805,231	2.9%	4.7%	-39.2%
Occupancy	853,548	1,032,914	1.1%	1.3%	-17.4%
Other administrative expenses	1,687,644	1,815,393	2.1%	2.2%	-7.0%
Interest expense	26,213	36,845	0.0%	0.0%	-28.9%
Total administrative expenses	12,887,892	15,826,069	16.3%	19.4%	-18.6%

Total operating expenses	14,286,218	18,166,466	18.0%	22.3%	-21.4%

Operating income (loss)	856,673	(2,168,666)	1.1%	-2.7%	-139.5%
Provision (benefit) for income taxes	535,135	(338,667)	0.7%	-0.4%	-258.0%

Net income (loss)	$ 321,538	$ (1,829,999)	0.4%	-2.3%	-117.6%

Adjusted EBITDA:	$ 1,475,538	$ (261,102)	1.9%	-0.3%	-665.1%

Income tax benefit	(535,135)	351,658	-0.7%	-0.4%	-252.2%
Interest expense	(26,213)	(36,845)	0.0%	0.0%	-28.9%
Income tax expense	0	(12,991)	0.0%	0.0%	-100.0%
Depreciation	(349,001)	(386,625)	-0.4%	0.5%	-9.7%
Non-cash compensation	(243,651)	(844,702)	-0.3%	1.0%	-71.2%
Non-recurring professional fees to evaluate
strategic business opportunities	-	(639,392)	0.0%	0.8%	-

Net income (loss)	$ 321,538	$ (1,829,999)	0.4%	-2.3%	-117.6%

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

Adjusted EBITDA is considered a non-GAAP financial measure as defined by Regulation G

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

promulgated by the SEC under the Securities Act. Adjusted EBITDA should be considered in conjunction with, rather than as a substitute for, important GAAP financial measures including pre-tax income, net income and cash flows from operating activities. Items excluded from adjusted EBITDA are significant and necessary components to the operations of our business; therefore, adjusted EBITDA should only be used as a supplemental measure of our operating performance.

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

Productivity

     A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period. Data for the 12-month periods ended March 31, 2010 and 2009 are presented below:

	Year Ended			% Increase/
	March 31, 2010	March 31, 2009	Incease/decrease	decrease
Rep-generated revenue:
Commission	$ 64,997,188	$ 68,219,314	$ (3,222,126)	-4.7%
Advisory	11,798,894	11,090,508	708,386	6.4%
Other fee income	1,013,718	804,877	208,841	25.9%
	$ 77,809,800	$ 80,114,699	$ (2,304,899)	-2.9%
Number of representatives	564	651	(87)	-13.4%
Average revenue per representative	$ 137,961	$ 123,064	$ 14,897	12.1%

     We believe that the 12.1% increase in per capita rep-generated revenue, while indicative of overall market improvement, also reflects recruitment of quality representatives who offer superior investment products and services to their clients, especially in times of volatile markets. Among the steps that were taken during the most recent fiscal year to attract and retain higher quality representatives was increasing total payouts percentages for high-end producers.

Practice Diversification

     Our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide.

     We encourage diversification in the investments products and services recommended or selected by our independent representatives for their clients through recruitment, education and training. This enables our representatives to more fully serve the investment and security needs of their clients, particularly in volatile markets. We believe that representatives who offer sophisticated investment products and services to their clients will generate relatively high margin transaction and fee-based business and recurring revenues that will help us weather volatile and down markets.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010 REVENUES

     Revenues decreased by $2.42 million, or 3.0%, to $79.19 million, led by a $3.22 million or 4.7% decline in commissions offset by a $0.71 million or 6.4% increase in advisory services revenue.

     Revenues from advisory services increased primarily as a result of asset values in managed portfolios returning to previous balances before the significant market disruption beginning in September 2008.

Commissions

     The decline in commissionable revenues was mostly attributable to a drop off in direct business investments including variable annuities, mutual funds and direct participation programs. The decline was most notable in direct participation programs, including a decrease in sales of Real Estate Investment Trust Programs (“REITS”) that correlated with the real estate market crisis.

     On the other hand, brokerage revenue increased considerably as investors returned to a market that was rebounding from low levels established in prior periods.

	Fiscal Year Ended		Increase/	Percentage	Percentage
	March 31,		decrease	of Total	change
	2010	2009	2010 vs. 2009	change	2010 vs. 2009
Commission Revenue:
Variable Annuities	$ 27,411,820	$ 28,433,022	$ (1,021,202)	31.7%	-3.6%
Brokerage(1)	25,352,547	22,936,314	2,416,233	-75.0%	10.5%
Direct Mutual Funds Sales	6,068,445	7,004,834	(936,389)	29.1%	-13.4%
Direct Participation Programs	6,067,833	9,601,454	(3,533,621)	109.7%	-36.8%
Other	96,543	243,690	(147,147)	4.5%	-60.4%

Total Commission Revenue	$ 64,997,188	$ 68,219,314	$ (3,222,126)	100.0%	-4.7%

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

     Assisted by Pershing’s on-line platform, A-MAP remains popular because of the opportunities it provides representatives to deliver superior asset management services and overall investment performance at a lower cost. Resulting transactional cost savings have been shared with our representatives' clients in the form of lower fees. Revenues from this program increased by $0.09 million or 1.4% due to an increase in assets under management driven principally by market-wide increases in asset values.

     Revenue from the ICA-directed F-Map program grew by 18.8% or $0.21 million, reflecting improvement in portfolio performance and asset contributions. Utilizing an experienced investment policy committee, this ICA-directed program provides a mutual fund and Exchange Traded Funds (ETF’s) managed portfolio to our representatives.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010 Other Fee Income

     The growth in other fee income reflects increases in annual representative renewal fees instituted to fund rising licensing and other regulatory costs.

Marketing Revenue

     Net marketing revenues increased by 1.5% principally due to a reduction in net costs in sponsoring our conventions that was offset by a decline in product sales from companies participating in our partnership programs.

Other Income

     Other income, consisting primarily of interest and dividends and gains/losses on investments, decreased by 25.3%. The decrease is attributable to a reduction in interest income earned on declining trade and related cash balances impacted by reductions in federal funds rates.

GROSS MARGIN
			Gross Margin		% of Total		Gross Margin
	Gross Margin		Retention		Gross Margin		% Change
	Year Ended March 31,		Year Ended March 31,		Year Ended March 31,
	2010	2009	2010	2009	2010	2009	2010 vs. 2009
Commissions:
Brokerage	$ 5,671,301	$ 6,089,989	22.4%	26.6%	37.4%	38.1%	-6.9%
Check & Application	5,141,253	5,855,108	13.0%	13.0%	34.0%	36.6%	-12.2%
Insurance Products	91,544	117,090	100.0%	100.0%	0.6%	0.7%	-21.8%
Underwriting	500	22,762	10.0%	18.0%	0.0%	0.1%	-97.8%
Total	$ 10,904,598	$ 12,084,949			72.0%	75.5%	-9.8%

Advisory Services:
A-MAP	1,420,551	1,468,935	22.3%	23.3%	9.4%	9.2%	-3.3%
F-MAP	513,530	492,780	39.1%	44.2%	3.4%	3.1%	4.2%
Other	591,834	328,259	n/a	n/a	3.9%	2.1%	80.3%
Total	$ 2,525,915	$ 2,289,974	20.9%	20.2%	16.7%	14.4%	10.3%

Other fees	620,893	452,808	100.0%	100.0%	4.1%	2.8%	37.1%
Marketing	991,656	981,099	n/a	n/a	6.5%	6.1%	1.1%
Other income	99,829	188,970	n/a	n/a	0.7%	1.2%	-47.2%

Total Gross Margin	$ 15,142,891	$ 15,997,800	19.1%	19.6%	100.0%	100.0%	-5.3%

1. Due to account composition, margin retention for these products is not deemed a useful indicator of performance.

     Overall our gross margin decreased by $0.85 million, or 5.3%, to $15.1 million led by a $0.71 million, or 12.2%, decline in gross margin derived from our direct check and application programs as we welcomed more representatives onto our brokerage platform. Also contributing to this decrease was a $0.42 million or 6.9% decrease in profit margin from brokerage primarily as a result of the decrease in income derived from money market balances.

Commissions

     Profit margin from commissions decreased by $1.18 million, or 10.0% mainly as a result of a $3.53 million decrease in sales of direct participation programs, primarily REITS, which generated the bulk of the $0.71 million decrease. Profit margin from brokerage declined principally as a result of a reduction in recurring revenues due to a reduction in the target rate on federal funds offset by a decrease in clearing firm charges in transferring accounts.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010 Advisory Services

     Profit margins from advisory services increased by 10.3% or $0.24 million primarily as a result of decreased transaction costs in managing the revised A-Map NT program, now referred to as the A-Map AT program. In addition, the Company experienced an increase in margin from the F-Map program as a result of increased asset values due to improvement in performance and new asset contributions. Finally, the increase in advisory services margins also reflected contributions from other services including financial planning and the newly created Fund Select program.

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

     Commission and advisory fee expenses during the current period were $64.1 million as compared to $65.6 million for the prior period. As a percentage of revenue generated by representatives (defined as commissions, advisory fees and other fees), commission and advisory expenses increased from 81.9% in the prior period to 82.3% in the current period due primarily to structural increases in the percentage of commissionable revenue paid to high producing representatives. These expenses include commissions to representatives, clearing and execution costs and other direct costs that are necessary to produce revenue. Management continuously monitors these costs as they have a substantial effect on our profit margin.

OPERATING EXPENSES

Operating expenses, which decreased by 21.4% or by $3.88 million, are discussed in detail below.

Compensation and Benefits

     The largest component of operating expense, compensation and benefits, decreased by $1.13 million or 12.3%. The drop is attributed principally to reduced health care plan costs, a suspended 401(k) plan match, and reduced stock compensation coupled with minimal hiring. Finally, during the prior period there was a resignation by one of our officers whom we did not replace.

     In January 2010, 10% pay cuts in effect since February 2009 for the salaried staff employees were restored. In April 2010, pay cuts in place as of January 2009 were restored to members of the senior management team.

Regulatory, Legal and Professional

     Regulatory, legal and professional expenses declined by $1.49 million, or 39.2%, reflecting significant reductions in both litigation and settlement costs. In the prior period, the Company had incurred legal defense and settlement costs stemming from two major lawsuits. Also in the prior period, the Company incurred legal fees for strategic corporate matters whereas in the current period there were no legal fees of that nature.

     We will continue to incur legal fees and settlement costs as we operate in a litigious, regulated industry. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry or Company practices, which can also result in the imposition of sanctions. We invest significant resources to contain litigation and regulatory exposure by promoting sound operational procedures.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010 Advertising

     Advertising, including related marketing and branding efforts, along with meals and entertainment decreased by $0.53 million, or 41.8%. due primarily to restricting print advertisements to fewer publications, a sharp reduction in travel and entertainment expenses, and a decrease in direct marketing expenses for recruitment purposes.

Communications

     Communications expenses, which include such items as telephone and connectivity costs and investor relations, were consistent with levels during the prior year; however, we are looking to further expand, update and improve our website as an effective media for communicating to our independent representatives, customers and others.

Communications expense decreased by 38.4%, or $0.41 million due primarily to a reduction in company-sponsored trips. We sponsored a reward trip during August 2008, whereas we combined that event with sponsored events in the current period. Additionally, the Company reduced its telephone expenses, and the increased use of electronic rather than print for direct marketing efforts. In addition there were decreases in website connectivity costs following the closing of our investment centers.

Occupancy

     Occupancy expenses, which include depreciation, decreased by 17.4% or $0.18 million due to the closing of investment centers as well as downsizing of home office space upon the expiration of a lease. Also depreciation decreased as a result of lower capital expenditures combined with existing assets fully depreciating.

Other Administrative

     Other administrative expenses, which include various insurance, loan reserves, postage, office and computer-related expenses, decreased by $0.13 million or 7.0% primarily due to a reduction in regulatory fines and penalties offset by an increase in insurances for our fidelity bond and our directors and officers liability. We also had increased directors’ fees as a result of board members sitting in on a special committee evaluating strategic corporate matters.

Interest Expense

     Interest expense decreased by 28.9% reflecting lower margin balances in our firm accounts and reduced rate charges on E&O insurance financing.

OPERATING AND NET INCOME

     The Company reported a significant turnaround in operating income; $0.85 million as compared to a $2.17 million operating loss for the prior period. Our net income totaled $0.32 million, or $0.05 per basic and diluted net income per share, compared to net loss of $1.83 million, or $0.29 basic and diluted net loss per share, for the prior period. We have realized growth in every category of revenue, except commissions, during each of the last fiscal four quarters compared to the immediately preceding year, as declines in the overall economy have tapered. Management attributes the stabilization in operating income primarily to reduced operating costs, recent growth in the recruitment of productive representatives, enhanced operating efficiency, and growth of our advisory segment’s asset values.

     The Company expects to continue to operate in a more efficient environment; however, the Company’s main focus will be to grow revenues strategically by recruiting brokerage –based representatives and high-end asset advisors as the Company moves forward. The Company, to remain competitive, will continue to seek to improve the quality of customer service to its representatives including technology enhancement to ensure a superior experience.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

     In the current year, the Company has begun to rebound with positive operating income as we see improvements in the financial and economic circumstances, and we are cautiously optimistic that these conditions present an opportunity to optimize our human capital and maximize operational efficiency. However, we cannot forecast the severity or permanence of the impact on our financial position that may result from a continuation and worsening of disruption in financial markets. Much of such future impact is inherently beyond our ability to forecast or control.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity remains cash flows from operations, primarily from our broker-dealer and investment advisory business. We take a proactive approach to minimizing the occurrence and impact of events that may lead to unpredictable cash outflows, including major legal proceedings, trade errors, and fines and other sanctions imposed by regulatory bodies such as FINRA, the SEC and state securities regulators. A key to this approach is ensuring that industry-standard controls over our operations and those of our representatives are consistently maintained.

     As of March 31, 2010, cash and cash equivalents totaled $5.81 million as compared to $6.15 million as of March 31, 2009. Working capital as of March 31, 2010 was $6.67 million as compared to $6.08 million as of March 31, 2009. The ratio of current assets to current liabilities was 1.84 to 1 as of March 31, 2010 as compared to 1.73 to 1 as of March 31, 2009.

     Operations provided $1.61 million in cash for the year ended March 31, 2010 as compared to $1.82 million of cash provided for the year ended March 31, 2009.

     In comparing cash flow from operating activities for fiscal year ended March 31, 2010 to fiscal year ended March 31, 2009, cash flows decreased by $0.21 million largely because we had paid major legal settlements that were included in accounts payable at March 31, 2009 offset by the insurance recovery from our fidelity bond. Cash flows from investing activities during the current period primarily consisted of $0.17 million in cash for acquisition of equipment along with $0.14 million of salaries devoted to capitalized internal software in the development of our new proprietary transparency system.

     Also during the current period cash used in financing activities consisted mostly of $1.49 million in principal payments on a short-term note to finance insurance premiums.

     Cash flows from investing activities for the prior year primarily consisted of $1.25 million in cash provided from Treasury notes and Certificates of Deposit maturing offset by $0.13 million of cash used to purchase additional equipment.

     Cash used in the prior year for financing activities consisted mostly of $1.19 million in principal payments on a short-term note obligation to finance insurance premiums along with proceeds of $0.12 million from the exercise of stock options.

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

     As of March 31, 2010, ICC had net capital of $3.39 million (i.e., an excess of $2.91 million) and a 2.13 to 1 net capital ratio as compared to net capital of approximately $1.94 million (i.e., an excess of $1.41

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

million) and a 4.10 to 1 net capital ratio as of March 31, 2009. The increase in net capital was the primary result of the increase in stockholder’s equity generated by income from operations of the broker dealer.

     Positive cash flow and maintenance of satisfactory net capital depends primarily upon generation of operating income. The Company experienced a considerable loss in the prior period principally as a result of legal settlement and defense costs and turmoil in financial markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF MARCUM LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries
Lynnfield, MA

We have audited the accompanying consolidated balance sheet of Investors Capital Holdings, Ltd. and subsidiaries (the “Company”) as of March 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Capital Holdings, Ltd. and subsidiaries at March 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Boston, Massachusetts

June 28, 2010

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries Lynnfield, MA

     We have audited the accompanying consolidated balance sheet of Investors Capital Holdings, Ltd. and subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Capital Holdings, Ltd. and subsidiaries at March 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP Boston, Massachusetts June 26, 2009

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	March 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$ 5,812,865	$ 6,151,613
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	6,042,188	5,198,575
Accounts receivable - Fidelity Bond	-	956,223
Note receivable	140,598	8,674
Loans receivable from registered representatives (current), net of allowance	769,263	737,571
Prepaid income taxes	559,007	295,608
Securities owned, at fair value	57,933	85,436
Investments	50,000
Prepaid expenses	957,674	858,679
	14,564,528	14,467,379

Property and equipment, net	774,182	950,620

Long Term Investments
Loans receivable from registered representatives	292,884	129,358
Note receivable	595,000	747,617
Investments	184,319	127,143
Non-qualified deferred compensation investment	929,897	533,665
Cash surrender value life insurance policies	551,398	406,089
	2,553,498	1,943,872
Other Assets
Other assets	25,069	44,511
Deferred tax asset, net	838,773	1,097,952
Capitalized software, net	138,497	-
	1,102,339	1,142,463

TOTAL ASSETS	$ 18,894,547	$ 18,504,334

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 817,761	$ 2,029,286
Accrued expenses	2,358,656	2,347,761
Commissions payable	3,488,415	2,860,093
Notes payable	1,130,922	1,044,805
Unearned revenues	101,931	94,259
Securities sold, not yet purchased, at fair value	5,693	7,056
	7,903,378	8,383,260
Long-Term Liabilities
Non-qualified deferred compensation plan	793,735	541,993
	793,735	541,993
Total liabilities	8,697,113	8,925,253

Commitments and contingencies (Note 15
Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,595,804 issued and 6,591,919 outstanding at March 31, 2010;
6,570,177 issued and 6,566,292 outstanding at March 31, 2009	65,958	65,702
Additional paid-in capital	12,095,862	11,852,467
Accumulated deficit	(1,964,084)	(2,285,622)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	29,833	(23,331)
Total stockholders' equity	10,197,434	9,579,081
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 18,894,547	$ 18,504,334

The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K
Fiscal Year Ended March 31, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	YEARS ENDED
	March 31,
	2010	2009
Revenues:
Commission	$ 64,997,188	$ 68,219,314
Advisory fees	11,798,894	11,090,508
Other fee income	1,013,718	804,877
Marketing revenue	995,767	981,100
Other income	382,370	511,589
Total revenue	79,187,937	81,607,388

Commission and advisory fees	64,045,046	65,609,588

Gross profit	15,142,891	15,997,800

Operating expenses:

Advertisement and marketing	744,933	1,279,756
Communications	653,393	1,060,641
Selling expenses	1,398,326	2,340,397

Compensation and benefits	8,007,675	9,135,686
Regulatory, legal and professional	2,312,812	3,805,231
Occupancy	853,548	1,032,914
Other administrative expenses	1,687,644	1,815,393
Interest expense	26,213	36,845
Administrative expenses	12,887,892	15,826,069

Total operating expenses	14,286,218	18,166,466

Operating income (loss) before income taxes	856,673	(2,168,666)

Provision (benefit) for income taxes	535,135	(338,667)

Net income (loss)	$ 321,538	$ (1,829,999)

Basic and diluted net income (loss) per share	$ 0.05	$ (0.29)

Basic and diluted dividends per common share	$ -	$ -

Shares used in basic and diluted per share calculations	6,503,476	6,415,385

The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K
Fiscal Year Ended March 31, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended March 31, 2010 and 2009

	Common Stock
	$.01 Par Value		Additional		Retained		Accumulated	Total
	Number of	Carrying	Paid-In	Comprehensive	Earnings	Treasury	Other	Stockholders'
	Shares	Amount	Capital	Income	(Deficit)	Stock	Comprehensive	Equity
Balance at March 31, 2008	6,535,871	$ 65,359	$ 10,886,381	$ -	$ (455,623)	$ (30,135)	$ 28,674	$ 10,494,656
Stock-based compensation:
Exercise of stock options	34,760	347	121,380					121,727
Amortization of deferred compensation			848,263					848,263
Cancelled restricted shares	(27,368)	(273)	(7,918)					(8,191)
Issuance of common stock under plans	26,914	269	4,361					4,630
Comprehensive income:
Net loss				(1,829,999)	(1,829,999)
Other comprehensive loss:
unrealized holding loss arising during the
period, net of tax effect				(52,005)
No reclassification adjustment required				-
Other comprehensive loss				(52,005)			(52,005)
Comprehensive loss				(1,882,004)				(1,882,004)

Balance at March 31, 2009	6,570,177	$ 65,702	$ 11,852,467	-	$ (2,285,622)	$ (30,135)	$ (23,331)	$ 9,579,081
Stock-based compensation:
Amortization of deferred compensation			243,651					243,651
Issuance of common stock under plans	28,701	287	(287)
Cancelled restricted shares	(3,074)	(31)	31					-
Comprehensive income:
Net income				321,538	321,538			-
Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising during				53,164
the period, no tax effect
No reclassification adjustment required				-
Other comprehensive income				53,164			53,164
Comprehensive income				374,702				374,702

Balance at March 31, 2010	6,595,804	$ 65,958	$ 12,095,862	$ -	$ (1,964,084)	$ (30,135)	$ 29,833	$ 10,197,434

Reclassification disclosure:
  There was no reclassification adjustment required for an unrealized loss of $52,005 on available- for- sale securities for the year ended March 31, 2010.
  There was no reclassification adjustment required for an unrealized gain of $4,650 on available-for-sale securities for the year ended March 31, 2009.
  The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K
Fiscal Year Ended March 31, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2010 and 2009
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 321,538	$ (1,829,999)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	349,001	386,625
Amortization of discount on U.S. Treasury note	-	(2,139)
Allowance for forgivable loans to representatives	(60,907)	174,150
Deferred taxes	259,179	(401,192)
Stock-based compensation	243,651	844,702
Unrealized loss (gain) in marketable securities	(5,985)	3,481
Non-qualified deferred compensation investment	27,065	11,006
Loss on disposal of equipment	1,198	62,048
Market adjustment cash surrender value life insurance policy	(36,424)	26,266
Charge to commission expense (forgivable loans)	130,134	32,250
Allowance for bad debt expense	90,390	-
Additional paid in capital carry back claims	-	30,000
Loss on permanent impairment of private placement investment	-	40,000
Change in operating assets and liabilities:		-
Accounts receivable	(843,613)	(1,492,652)
Prepaid expenses and other	(251,107)	(192,812)
Loans receivable from registered representatives	(354,835)	(258,294)
Prepaid income taxes	(263,399)	969,268
Accounts receivable - Fidelity Bond	956,223	-
Accounts payable	368,977	2,572,150
Securities, net	32,125	(41,885)
Accrued expenses	10,895	1,035,575
Commissions payable	628,322	(137,406)
Unearned revenues	7,672	(8,303)
Net cash provided by operating activities	1,610,100	1,822,839
Cash flows from investing activities:
Acquisition of property and equipment	(173,762)	(134,657)
Proceeds from sale of property and equipment	-	13,000
Capitalized internal software costs	(138,497)	-
Cash surrender value life insurance policies	(108,885)	(72,886)
Proceeds from maturity of U.S. Treasury note	-	1,000,000
Proceeds from maturity of certificate of deposit	-	250,000
Payment on note receivable	20,693
Purchase of investments	(54,012)	(3,324)
Net cash (used in) provided by investing activities	(454,463)	1,052,133
Cash flows from financing activities:
Payments on note payable	(1,494,385)	(1,185,168)
Exercise of stock options	-	121,727
Net cash used in financing activities	(1,494,385)	(1,063,441)
Net increase (decrease) in cash and cash equivalents	(338,748)	1,811,531
Cash and cash equivalents, beginning of year	6,151,613	4,340,082
Cash and cash equivalents, end of year	$ 5,812,865	$ 6,151,613
Supplemental disclosures of cash flow information:
Interest paid	$ 26,213	$ 36,845
Income taxes paid	$ 606,470	$ 172,604
Non cash financing activity
Insurance premiums	$ 1,580,503	$ 1,376,561

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2010 and 2009

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

  Investors Capital Corporation ("ICC") is duly registered under the Securities Exchange Act of 1934, the Investment Advisers Act of 1940 and applicable state law to provide broker-dealer and investment advisory services nationwide. ICC’s national network of independent financial representatives is licensed to provide these services through ICC under the regulatory purview of the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators. ICC executes and clears its public customer accounts on a fully disclosed basis through Pershing, LLC. (“Pershing”). ICC, doing business as Investors Capital Advisors (“ICA”), also provides investment advisory services.
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

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ICC, ICC Insurance Agency, Inc., and ICH Securities. All significant inter-company items and transactions have been eliminated in the consolidation.

USE OF ESTIMATES AND ASSUMPTIONS

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

RECLASSIFICATIONS:

Certain amounts in 2009 were reclassified to provide comparison with 2010 classifications. These reclassifications had no effect on previously reported results of operations.

REVENUE RECOGNITION

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

The Company’s revenue recognition policies are summarized below.

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

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flow, cash and cash equivalents includes cash in checking and savings accounts, cash at its clearing firm and short-term investments with original maturities of 90 days or less.

CUSTOMER ACCOUNTS

The Company's customer accounts are reported by the various custodians on a fully disclosed basis.

FINANCIAL INSTRUMENTS

     The Company’s financial assets and liabilities are reported in the statements of financial condition at readily ascertainable fair value or at carrying amounts that approximate fair value as the maturities on these financial instruments generally have short maturity periods. The fair value of securities owned and trading securities sold, not yet purchased are equal to the carrying value. Changes in the fair value of these securities are reflected in the results of operations.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010 MARKETABLE SECURITIES

     The Company classifies their short-term investments as trading, available for sale, or held to maturity. The Company's marketable securities consist of fixed income instruments and mutual funds and have been classified by management as trading. Accordingly, realized and unrealized gains and losses at year-end are included in the earnings of the Company. The fair market values of these securities are determined based on quoted market prices.

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

ADVERTISING

The Company expenses all promotional costs as incurred.

PROPERTY AND EQUIPMENT

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

INCOME TAXES

     The Company uses the asset and liability method to account for income taxes, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or loss in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a valuation allowance against certain deferred tax assets in the current period. Management believes it is more likely than not that the remaining deferred tax assets will be realized.

     The Company reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves related to uncertain tax positions are based on a determination of whether and how much of a tax benefit taken in our tax filings or positions is more likely than not to be realized, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. We believe appropriate provisions for outstanding issues have been made.

EARNINGS PER SHARE

     The Company reports net income (loss) per share. Diluted earnings per share do not include the effect of stock options as it has an anti-dilutive effect on earnings per share (See Note 19). Basic and diluted net income per common share are determined by dividing net income by the weighted average number of common shares outstanding during the period.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

SEGMENT REPORTING

The Company makes disclosures about products and services, geographic areas, and major customers.

RECEIVABLES

     Trade Receivables. Substantially all trade recievables reflect amounts due from the clearing broker. As prescribed by the SEC, trade receivables usually settle within three days. If a trade error results, the Company pursues remedies to collect on the trade error. The Company does not record a receivable resulting from a trade error that is in litigation or whose outcome is otherwise not reasonably determinable. In such a case, the Company applies any proceeds from settlements or insurance against any trade losses incurred.

     Loans to representatives. Management performs periodic evaluations and provides an allowance based on the assessment of specifically identified unsecured receivables and other factors, including the representative's payment history and production levels. Once it is determined that it is both probable that a loan has been impaired, typically due to the termination of the relationship, and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified. Loans charged to commission expense, upon the representative meeting their respective forgiveness target totaled $130,134 and $32,250 for the fiscal years ended March 31, 2010 and 2009. See “Note 3, Loans to Registered Representatives”.

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

     Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, the actual value realized upon disposition could be different from the current carrying value.

INTERNAL USE SOFTWARE

     Cost incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Training costs are expensed as incurred.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.

NOTE 3 – LOANS TO REGISTERED REPRESENTATIVES

     ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals. Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $130,134 and $32,250 for the fiscal years ended March 31, 2010 and 2009, respectively.

     Some loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid. Interest charged on these loans to representatives range from 3% to 11.25% annually. Loans to registered representatives included in receivables from employees and registered representatives are as follows at March 31:

	2010	2009
Forgivable loans	$ 854,005	$ 396,632
Other loans	244,514	567,576
Less: allowance	(36,372)	(97,279)
Total loans	$ 1,062,147	$ 866,929

NOTE 4 - NOTE RECEIVABLE

     On October 24, 2005, the Company entered into an agreement (the “Transition Agreement”) with Dividend Growth Advisors, LLC (“DGA”). Pursuant to the Transition Agreement, the Company agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the “Trust”) effective October 18, 2005 and to permit the appointment by the Trust of DGA to succeed the Company as the Trust’s investment advisor. Under the terms of the Transition Agreement and an associated promissory note (the “Note”), the receivable owed by the Funds to the Company was assigned to DGA and DGA agreed to pay the Company an amount equal to the total of all fees that the Company had waived or remitted to a fund in the Trust through October 18, 2005.

     The Note provides for a principal amount of $747,617, quarterly payments of interest accruing thereon at 5.5% and a full payment on or before October 31, 2010. The terms of this note were modified, effective March 3, 2010. Specifically, the maturity was extended for four years to October 31, 2013. Total outstanding as of March 31, 2010 and 2009 was $735,598 and $756,291, respectively. Prepayments are permitted without penalty. The interest accrued on this note was $2,981 and $8,674, respectively, at March 31, 2010 and 2009.

NOTE 5 - NET CAPITAL REQUIREMENTS

     The Company's wholly owned subsidiary, ICC, is subject to SEC regulations and operating guidelines that require ICC to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1.

     ICC's net capital as computed under SEC Uniform Net Capital Rule (Rule15c3-1) was $3,389,460 at March 31, 2010, which resulted in excess net capital of $2,908,434 over the required net capital of $481,026. The ratio of aggregate indebtedness to capital at March 31, 2010 was 2.13 to 1.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

     ICC's net capital as computed under SEC Uniform Net Capital Rule (Rule15c3-1) was $1,938,578 at March 31, 2009, which resulted in excess net capital of $1,409,273 over the required net capital of $529,305. The ratio of aggregate indebtedness to capital at March 31, 2009 was 4.10 to 1.

NOTE 6 - SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED AT FAIR VALUE

     Trading and investment securities owned consist of both marketable securities and not readily marketable securities and are recorded at fair value. Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Changes in the value of these securities are reflected currently in the results of operations.

     As of March 31, 2010 and 2009, the Company’s proprietary trading and investment accounts consisted of the following securities:

	March 31, 2010
		Sold, Not Yet
	Owned	Purchased
Corporate equity	$ 54,850	$ 5,693
Mortgage-backed security	3,083	-
	$ 57,933	$ 5,693

	March 31, 2009
		Sold, Not Yet
	Owned	Purchased
Corporate equity	$ 14,666	$ -
Corporate bonds	62,609	-
Municipal bonds	3,980	-
Mortgage-backed security	4,123
Mutual funds	58	-
Certificate of Deposit	-	7,056
	$ 85,436	$ 7,056

NOTE 7 - INVESTMENTS

     As of March 31, 2010, the Company owned investments classified as held to maturity through March 12, 2011. These investments are presented at face value as follows:

Purchase Date	Purchase Price	Description	Face Value	Interest Date
Insight Real Estate Series 2007-A
12/1/2009	$ 50,000	Secured Debentures	$ 50,000	Quarterly

      There were no investments held to maturity as of March 31, 2009.

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     The Company is engaged in various trading and brokerage activities whose counterparties primarily include the general public. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. Securities sold, but not yet purchased, represent obligations of the Company to purchase the security in the market at the prevailing prices to the extent that the Company does not already have the securities in possession. Accordingly, these transactions result in off-balance sheet risk when the Company's satisfaction of the obligations exceeds the amount recognized in the balance sheet. The risk of default depends on the creditworthiness of the counterparty of the issuer of the instrument. It

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

is the Company's policy to review, as necessary, the credit standings of each counterparty with which it conducts business. Commission receivables from one source were 44.89% and 39.04% of total receivables for the years ended March 31, 2010 and 2009, respectively.

     At March 31, 2010, the bank statement balance of the Company's cash and cash equivalents was $6,078,319. Of the bank statement balance, $250,000 was covered by federal depository insurance and $1,689,132 was covered by the Depositors Insurance Fund of Massachusetts. The Company's cash and cash equivalents as of March 31, 2010 also include $1,328,661 at its clearing broker-dealer of which $500,000 was fully insured by the Securities Investor Protection Corporation (“SIPC”).

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

NOTE 9 – FAIR VALUE MEASUREMENTS

     The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value.

     The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

  Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities the Company has the ability to access.
  Level 2 - Inputs are inputs (other than quoted prices included within Level 1) that are observable for the asset or liability, either directly or indirectly.
  Level 3 - Inputs include unobservable inputs for the asset or liability and rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.)

     The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2010:

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

Fair Value Measurements of Reporting Date Using

		Quotes Prices in	Significant
		Active Markets for	Other	Significant
	Total Fair Value of	Identical Assets	Observable	Unobservable
	Asset or Liability	(Level 1)	Input (Level 2)	Inputs (Level 3)
Cash surrender value of life insurance policies	$ 551,398	$ -	$ 551,398	$ -
Mutual funds[1]	929,897	929,897
Investments	184,319	184,319	-	-
Securities owned, at fair value	57,933	57,933	-	-
Total assets	$ 1,723,547	$ 1,172,149	$ 551,398	$ -

Securities sold, not yet purchased, at fair value	$ 5,693	$ 5,693
Total liabilities	$ 5,693	$ 5,693

1Amount labeled as Mutual funds are included in Non-qualified Deferred compensation investment on the Consolidated Balance Sheet.

     The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2009:

		Fair Value Measurements of Reporting Date
			Using

		Quotes Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair Value of	Identical Assets	Input (Level	Inputs (Level
	Asset or Liability	(Level 1)	2)	3)
Cash surrender value of life insurance policies	$ 406,089	$ -	$ 406,089	$ -
Mutual funds[1]	533,665	533,665
Investments	127,143	127,143	-
Securities owned, at fair value	85,436	85,436	-
Total assets	$ 1,152,333	$ 746,244	$ 406,089	$ -

Securities sold, not yet purchased, at fair value	7,056	7,056
Total liabilities	$ 7,056	$ 7,056

1Amount labeled as Mutual funds are included in Non-qualified Deferred compensation investment on the Consolidated Balance Sheet.

Valuation of Marketable Trading and Investment Securities Owned

     The fair value of marketable trading and investment securities owned is determined based on quoted market prices. Securities traded on a national exchange are stated at the last reported sales price on the day of valuation; other securities traded in over-the-counter market and listed securities for which no sale was reported on that date are stated as the last quoted bid price.

Valuation of Trading Securities Sold, Not Yet Purchased

     As a broker-dealer, the Company is engaged in various securities trading and brokerage activities as principal. In the normal course of business, the Company sometimes sells securities they do not currently own and will therefore be obligated to purchase such securities at a future date. This obligation is recorded on the balance sheet at fair value based on quoted market prices of the related securities and will result in a trading loss if the fair value increases and a trading gain if the fair value decreases between the balance sheet date and date of purchase.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

Valuation of Life Insurance Policies

     The Company values its life insurance policies based on the cash surrender value of the policies which approximates fair value.

Valuation of Mutual Funds

     The fair value of mutual funds is determined based on quoted market prices. Securities traded on a national exchange are stated at the last reported sales price on the day of valuation; other securities traded in over-the-counter market and listed securities for which no sale was reported on that date are stated as the last quoted bid price.

NOTE 10 – RELATED-PARTY TRANSACTIONS

     From time to time the Company may enter into transactions with related parties which occur in the normal course of business and are deemed to be transacted at “arm’s length” by management or that the Company deems immaterial.

     The Company leases office space from a related party, the owner of who is the principal stockholder of ICH. Rent expense, including condo fees, for these leases amounted to $368,733 and $377,193 for the years ending March 31, 2010 and 2009, respectively, and is included in occupancy costs on the consolidated statements of operations.

     The Company engages in transactions with a related party in connection with the promotion and servicing of fixed insurance products produced by the Company’s independent representatives. Payments made by the Company to IMS Insurance, when combined with payments received by the Company from IMS Insurance were immaterial for the years ended March 31, 2010 and 2009.

     The Company bills a broker dealer, whose owner is the spouse of the Parent’s principal shareholder, ticket charges for executing its trades and being the introducing broker. Amounts billed for the years ended March 31, 2010 and 2009 were immaterial.

NOTE 11 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31:

	2010	2009
Equipment	$ 1,737,526	$ 1,659,294
Leasehold improvements	668,742	644,833
Furniture and fixtures	397,444	397,444
	2,803,712	2,701,571
Accumulated depreciation and amortization	(2,029,530)	(1,750,951)
Property and equipment, net	$ 774,182	$ 950,620

NOTE 12 - NOTES PAYABLE

     At March 31, 2010 and 2009, notes payable consisted of debt to finance insurance premiums. These notes are referenced in the table below:

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

March 31,	Lender	Premium	Principal	Interest Rate	Maturity Date
		Directors and Officers, Liability,
2010	The Daniel & Henry Company	Fidelity Bond	$ 276,741	2.27%	February 17, 2011
	Flat Iron Funding	Errors & Omissions	854,181	2.95%	November 30, 2010
			$ 1,130,922
		Directors and Officers, Liability,
2009	First Insurance Funding	Fidelity Bond	$ 258,961	5.25%	December 17, 2009
	First Insurance Funding	Errors & Omissions	785,844	3.75%	October 31, 2009
			$ 1,044,805

       For the years ended March 31, 2010 and 2009 there was no long term debt outstanding.

NOTE 13 - INCOME TAXES

       The provision (benefit) for income taxes is as follows for the fiscal years ended March 31:

	2010	2009
Current:
Federal	$ 197,072	$ (44,086)
State	78,886	57,077
	$ 275,958	$ 12,991

Deferred:
Federal	$ 108,504	$ (214,547)
State	150,673	(137,111)
	259,177	(351,658)
Provision (benefit) for income taxes	$ 535,135	$ (338,667)

     Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of deferred compensation, legal accruals, unrealized gains, mutual fund start up costs and differences between depreciation expenses for financial statement purposes versus tax return purposes.

Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:

March 31, 2010
		Asset	Liability	Net

Federal		$ 645,580	$ (14,981)	$ 630,599
State		243,297	(35,123)	208,174
	Total	$ 888,877	$ (50,104)	$ 838,773

March 31, 2009
		Asset	Liability	Net

Federal		$ 788,182	$ (8,257)	$ 779,925
State		368,618	(50,591)	318,027
	Total	$ 1,156,800	$ (58,848)	$ 1,097,952

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

	Years Ended March 31,
	2010	2009
Deferred tax assets (liabilities):
Accrued legal and settlements	$ 316,048	$ 463,200
Deferred compensation	423,415	368,454
Net operating losses	14,015	144,952
Depreciation and other	104,103	110,369
Mutual fund start-up costs	-	21,783
Unrealized gain	(18,808)	(10,806)

Total deferred tax assets	$ 838,773	$ 1,097,952

     The total income tax provision (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

	Years Ended March 31,
	2010	2009

Tax at U.S. statutory rate	$ 301,274	$ (727,146)
State taxes, net of federal benefit	98,156	(139,094)
Unallowable expenses	59,662	468,678
Change in valuation allowance	24,008	-
Other adjustments(1)	52,035	58,895

Provision (benefit) for income taxes	$ 535,135	$ (338,667)

1. Other Adjustments are additional state taxes and return to provision adjustments related to permanent items.
     As of March 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $0 and $373,491, respectively, which may be available to offset future income tax liabilities and begin to expire in 2010 through 2028. Due to uncertainty as to whether certain net operating losses will be realized, the Company has established a valuation allowance of approximately $24,000.

     The Company recognizes and measures its unrecognized tax benefit or expense. The Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. The measurement of unrecognized tax expense or benefit is adjusted when new information is available or when an event occurs that requires a change. The Company recognizes the accrual of any interest and penalties related to unrecognized tax expense in income tax expense. No interest or penalties were recognized in 2010 and 2009. The Company does not have any tax positions as of March 31, 2010 for which it is reasonably possible that the total amounts of unrecognized tax benefit or expense will significantly increase or decrease within 12 months of the reporting date.

NOTE 14 - SEGMENT INFORMATION

     Operating segments are defined as components of a business about which separate financial information of the segment is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

     The Company's reportable operating segments are (i) broker/dealer and related services offered through ICC and (ii) asset management (investment advisory) services offered through ICC, doing business as ICA, and, until recently, EPA. The segments are strategic business units that are managed separately. They operate under different regulatory systems, provide different services and require distinct marketing strategies and varied technological and operational support. They also have differing revenue models; ICC earns transactional commissions and various fees in connection with the brokerage of securities for its customers, whereas ICA generates recurring revenue from fees that are based on the value of assets

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010 under management.

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

     Effective July 1, 2009, ICC agreed to reimburse ICH in the form of a management fee, “The Management Fee Agreement”, for ICH-incurred overhead expenses that are necessary for ICC to effectively conduct its operations. This overhead primarily is in the nature of salaries and professional and legal fees incurred to obtain such services as audit engagements, legal advice, and industry expertise.

     The Company in reviewing its net capital requirement will assess the ongoing risk these agreements may have on the firm’s net capital.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

			March 31, 2010
	ICC	ICA/EPA	ICH	ICH Securities	Totals
Non-interest revenue	$ 66,763,037	$ 12,087,723	$ (27,064)		$ 78,823,696
Revenue from transaction with
other operating segments:	1,124,830				$ 1,124,830
Interest and dividend income, net	356,018		8,172	51	$ 364,241
Depreciation and amortization	344,334	4,667			$ 349,001
Income (loss) from operations	849,750	1,089,554	(1,082,682)	51	$ 856,673
Period end total assets	14,873,831	1,906,778	2,613,401	10,238	$ 19,404,248
Corporate items and eliminations			(509,701)		$ (509,701)

			March 31, 2009
	ICC	ICA/EPA	ICH	ICH Securities	Totals
Non-interest revenue	$ 69,734,741	$ 11,351,093	$ (41,007)	$ -	$ 81,044,827
Revenue from transaction with
other operating segments:	181,803	-	-	-	$ 181,803
Interest and dividend income, net	504,045	47,143	11,322	51	$ 562,561
Depreciation and amortization	381,959	4,666	-	-	$ 386,625
Income (loss) from operations	(406,057)	1,189,073	(2,951,733)	51	$ (2,168,666)
Period end total assets	14,768,000	1,306,584	2,555,321	10,187	$ 18,640,092
Corporate items and eliminations	-	-	(135,758)	-	$ (135,758)

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases its primary office space in Lynnfield, Massachusetts from a related party (see Note 8). In October 2009, this lease term was extended to March 31, 2015. The Company continues to lease office space for offices located in Topsfield, MA and Coral Gables, FL. These leases expire in March 2012 and November 2011, respectively. The Company has entered into various operating leases for office equipment and furniture.

     The total minimum rental due in future periods under these existing agreements as of March 31, 2010 are as follows:

2011	$ 394,267
2012	381,350
2013	283,922
2014	276,354
2015	282,214
Thereafter	24,000
$ 1,642,107

     Rent expense under the operating leases was $336,385 and $459,931 for the years ended March 31, 2010 and 2009, respectively, and is included in occupancy costs in the statement of income.

     While management has no plans to cancel, the Company is contractually obligated in the short-term for approximately $514,900 of costs associated with hosting national events at various hotels that are expected to be paid in the year ended March 31, 2011.

     The Company offers loans and transition assistance to its representatives mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the representatives joining the Company and meeting certain production requirements. As of March 31, 2010, the Company estimates that it had made commitments of $0.03 million in loans and transition assistance which have not yet been funded.

NOTE 16 - LITIGATION AND REGULATORY MATTERS

     In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings brought on behalf of various claimants, some of which seek material and/or indeterminable amounts. Certain of these actions and proceedings are based on alleged violations of consumer protection, securities and other laws and may involve claims for substantial monetary damages asserted against the Company and its subsidiaries. Also, the Company and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries, investigations and formal administrative proceedings that may result in fines or other negative impact on the Company. ICC, as a duly registered broker/dealer and investment advisor, is subject to regulation by the SEC, FINRA, NYSE Euronext (formerly the American Stock Exchange) and other state securities regulators.

     The Company maintains Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with certain litigation and arbitration proceedings and, as a result, in the majority of cases the Company’s exposure is limited to $100,000 in any one case, subject to policy limitations and exclusions. The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to $350,000 deductible per case, subject to policy limitations and exclusions.

     The Company had accrued expenses of approximately $765,000 and $2,267,000 for the years ended March 31, 2010 and 2009, respectively, related to legal fees and estimated probable settlement costs relating to the Company’s defense in various lawsuits. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2010.

NOTE 17 - BENEFIT PLANS

The 1994 Stock Option Plan

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

date were determined at the discretion of the Company's Board of Directors (the "Board"). Options outstanding under the 1994 Plan are fully exercisable and have no stated expiration.

The 1996 Incentive Stock Plan

     As of October 1, 1997, the Board adopted the 1996 Incentive Stock Plan (the "1996 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock options and stock grants, and the aggregate number of shares to be delivered under the 1996 Plan cannot exceed 300,000. In February 2009, the Company’s Board approved the extension of 7,677 vested options from the 1996 Plan from their initial maturity of January 2009 to March 31, 2009. As of March 31, 2010 and 2009, there were no options outstanding. As of March 31, 2010 and 2009, the Company had not granted any options under the 1996 Plan.

The 2001 Equity Incentive Plan

     As of March 12, 2001, the Board adopted the 2001 Equity Incentive Plan (the "2001 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock grants and/or stock options to purchase shares of the common stock of the Company. The aggregate number of shares issuable under the 2001 Plan cannot exceed 250,000. The numbers of shares subject to each stock grant or stock option and any vesting requirements are determined by the Board. A total of 218,750 shares have been granted under the 2001 Plan. At March 31, 2010 there are no options outstanding under the Plan.

The 2005 Equity Incentive Plan

     The Investors Capital Holdings, Ltd. 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Board on May 17, 2005, and was approved by vote of the Company’s stockholders at a September 21, 2005 meeting. The purpose of the 2005 Plan is (i) to attract and retain employees, directors, officers, representatives and other individuals upon whom the responsibilities of the successful administration, management, planning and/or organization of the Company may rest, and whose present and potential contributions to the welfare of the Company, a parent corporation or a subsidiary are of importance (“Key Contributors”), and (ii) to motivate Key Contributors with a view toward enhancing profitable growth of the Company over the long term. Under the 2005 Plan, the Company is authorized to award options to purchase common stock, and shares of common stock, to employees, independent representatives and others who have contributed to or are expected to contribute to the Company, its businesses and prospects. Stock options and restricted stock customarily are granted by the Company in connection with initial employment or under various retention plans. Options may, but need not, be designated as incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986. As of March 31, 2010 and 2009, the Company had not granted any options under the plan and had no current plans to do so.

     Restricted shares of stock granted under the 2005 Plan as of March 31, 2010 have been either fully vested at date of grant or subject to vesting over times periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Restricted shares have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

     The following table presents the total number of restricted stock grants awarded under the 2005 Plan during the last two years.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

	Number of Restricted Shares
	Granted
	2010	2009
Registered representatives	28,701	24,914
Employees	-	2,000
	28,701	26,914

     Stock compensation for the years ended March 31, 2010 and 2009 for restricted shares issued under all Plans was $250,006 and $844,702, respectively.

The following activity under the 2005 plan occurred during the fiscal year ended March 31, 2010:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at 4/1/2009	96,913	$ 4.11	1.66 years	$ 398,312

Granted	28,701	$ 2.65		$ 76,058
Less: vested	(59,677)	$ 4.05		$ (241,692)
Less: canceled	(3,074)	$ 3.97		$ (12,204)

Non-vested at 3/31/2010	62,863	$ 3.50	1.91 years	$ 220,021

The following activity under the 2005 Plan occurred during the fiscal year ended March 31, 2009:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at 4/1/2008	264,142	$ 4.62	1.76 years	$ 1,220,336

Granted	26,914	$ 4.83		$ 129,995
Less: vested	(166,775)	$ 4.96		$ (827,204)
Less: canceled	(27,368)	$ 3.29		$ (90,041)

Non-vested at 3/31/2009	96,913	$ 4.11	1.66 years	$ 398,312

      The Company's net income (loss) for the fiscal year ended March 31, 2010 and 2009, respectively includes $124,269 and $743,454 of compensation costs related to vesting of restricted stock grants to employees and $119,382 and $101,248 of restricted stock grants to directors, consultants and independent representatives, under the 2005 Plan.

     As of March 31, 2010 there was $220,021 of unrecognized compensation cost related to grants under the 2005 Plan.

Stock Option Grants

     A summary of the status of the Company's employee, representative and Directors' fixed stock options as of March 31, 2010 and 2009, and changes during the fiscal years ended on those dates, is presented below:

Investors Capital Holdings, Ltd. Annual Report on Form 10-K
Fiscal Year Ended March 31, 2010

Employee	2010		2009
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	150,000	$1.00	150,000	$1.00
Granted	-		-
Forfeited	-		-
Exercised	-		-
Outstanding at year end	150,000	$1.00	150,000	$1.00

Options exercisable at year-end	150,000		150,000

Weighted-average fair value of
options granted during the year	-		-

     A summary of the status of the Company's independent registered representatives' fixed stock options as of March 31, 2010 and 2009, and changes during the years ending on those dates, is presented below:

Independent Representatives	2010		2009
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	31,272	$4.55	81,425	$3.92
Granted			-
Forfeited	(31,272)	$4.55	(15,393)	$3.62
Exercised	-		(34,760)	$3.51
Outstanding at year end	-		31,272

Options exercisable at year-end	-		31,272	$4.55

     Retirement Plan: The Company has a 401(k) retirement plan that allows participation by all employees with at least three months of service. Individuals employed on the plan's effective date did not have to satisfy the service requirement. The Company's contribution was based on matching 100% of the first 3% of the amount of elected salary deferral elected by each eligible employee. Effective May 29, 2001, the Company's contribution was increased to matching 100% of the first 6% of the amount of elected salary deferral, with matching dollars to be in the form of the Company's common stock. The Company's contribution expense for the years ended March 31, 2010 and 2009 were $0 and $201,374, respectively. Effective, January 1, 2010, the Company discontinued its discretionary match.

     Non-Qualified Deferred Compensation Plan: Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan, for which ICC is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan. The total amount of deferred compensation was $309,036 and $444,338 for the years ended March 31, 2010 and 2009, respectively.

NOTE 18 - EARNINGS PER COMMON SHARE

     Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect, if any, of all common stock equivalents outstanding during the period that could potentially result in the issuance of common stock, as well as any adjustment to income that would result from the assumed issuance. As of March 31, 2010 and 2009, the Company had no incremental common stock equivalents that resulted in a dilutive effect on its earnings per common share.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

outstanding that were not included in the diluted earnings per share calculation because they were anti-dilutive.

NOTE 19 - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The unaudited quarterly amounts may differ from amounts previously reported due to reclassifications.

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Revenues	$ 18,614,835	$ 18,935,799	$ 21,051,029	$ 20,586,274
Expenses	15,113,975	15,136,218	16,884,955	16,909,898
Gross profit	3,500,860	3,799,581	4,166,074	3,676,376
Net income	51,534	206,698	428,058	(364,752)
Basic earnings (loss) per share	$ 0.01	$ 0.03	$ 0.07	$ (0.06)
Diluted earnings (loss) per share	N/A	N/A	N/A	N/A

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Revenues	$ 22,887,562	$ 23,053,345	$ 18,351,520	$ 17,314,961
Expenses	18,585,175	18,639,678	14,370,628	14,014,107
Gross profit	4,302,387	4,413,667	3,980,892	3,300,854
Net loss	(274,546)	(491,926)	(614,715)	(448,812)
Basic earnings (loss) per share	$ (0.04)	$ (0.08)	$ (0.10)	$ (0.07)
Diluted earnings (loss) per share	N/A	N/A	N/A	N/A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Disclosure Controls

     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

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

     Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

Remediation of Material Weaknesses in Internal Control

      Not applicable.

No Attestation Report by Public Accounting Firm

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

     There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III INCORPORATION BY REFERENCE

     Item 10 – “Directors, Executive Officers and Corporate Governance”, Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Item 13 -- "Certain Relationships and Related Transactions, and Director Independence" and Item 14 – “Principal Accountant Fees and Services” are incorporated herein by this reference to the Company's definitive proxy statement for its 2010 annual meeting of stockholders, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Documents Filed as a Part of this Report:

1.	Financial Statements:	Page
	Report of Marcum LLP, Independent Registered Public Accounting Firm	26
	Report of Independent Registered Public Accounting Firm	27
	Consolidated Balance Sheets as of March 31, 2010 and 2009	28
	Consolidated Statements of Income for the years ended March 31, 2010 and 2009	29
	Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31,
	2010 and 2009	30
	Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009	31
	Notes to Consolidated Financial Statements	32-45

Investors Capital Holdings, Ltd. Annual Report on Form 10-K
Fiscal Year Ended March 31, 2010

2. Financial Statement Schedules:

     No financial schedules are listed since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:
Exhibit
Number	Description	Location
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)	(9)(Exh. 10.2)
10.2	Employment Agreement with Timothy B. Murphy (3)	(9)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (3)	(9)(Exh. 10.3)
14.1	Code of Business Conduct and Ethics	(8)(Exh. 5.05)
21.1	Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2010.	(1)
23.1	Consent of MARCUM LLP	(1)
23.2	Consent of UHY LLP	(1)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

______________________________
(1)	Filed herewith.
(2)	Incorporated by reference to the indicated exhibit to the Registrant's Quarterly Report on Form 10- Q filed November 14, 2007.
(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.
(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.
(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.
(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2009.
(8)	Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed September 26, 2009.
(9)	Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed April 21, 2010.

     Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Timothy B. Murphy Chief Executive Officer Date: June 28, 2010

     Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated.

Signature	Capacity(ies)	Date

/s/ Timothy B. Murphy	Principal Executive Officer	June 28, 2010
Timothy B. Murphy

/s/ Kathleen L. Donnelly	Principal Financial and Accounting Officer	June 28, 2010
Kathleen L. Donnelly

/s/ Theodore E. Charles	Chairman of the Board and Director	June 28, 2010
Theodore E. Charles

/s/ Geoffrey Chalmers	Director	June 28, 2010
Geoffrey Chalmers

/s/ William Atherton	Director	June 28, 2010
William Atherton

/s/ Robert Martin	Director	June 28, 2010
Robert Martin

/s/ Arthur J. Stickney	Director	June 28, 2010
Arthur J. Stickney

Investors Capital Holdings, Ltd. Annual Report on Form 10-K
Fiscal Year Ended March 31, 2010

EXHIBIT INDEX

(Exhibits being initially filed with this Form 10-K)

21.1	Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2010
23.1	Consent of MARCUM LLP
23.2	Consent of UHY LLP
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350

Investors Capital Holdings, Ltd. Annual Report on Form 10-K
Fiscal Year Ended March 31, 2010

Exhibit 21.1

Subsidiaries of Investors Capital Holdings, Ltd.

Subsidiary	Jurisdiction of Incorporation
Investors Capital Corporation	MA
ICC Insurance Agency, Inc.	MA
Investors Capital Holdings Securities Corporation	MA

All subsidiaries are wholly-owned by Investors Capital Holdings, Ltd.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

Exhibit 23.1

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S CONSENT

We consent to the incorporation by reference in the Registration Statements of Investors Capital Holdings, Ltd. on Form S-8 (No. 333-117807 and No. 333-134885) of our report dated June 28, 2010, with respect to our audit of the consolidated financial statements of Investors Capital Holdings, Ltd. and subsidiaries as of March 31, 2010 and for the year then ended, which report is included in this Annual Report on Form 10-K of Investors Capital Holdings, Ltd. for the year ended March 31, 2010.

/s/Marcum LLP

Marcum LLP

Boston, Massachusetts

June 28, 2010

Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of Investors Capital Holdings, Ltd. on Form S-8 (No. 333-117807 and No. 333-134885) of our report dated June 26, 2009 pertaining to the consolidated financial statements of Investors Capital Holdings, Ltd. and Subsidiaries as of March 31, 2009 and for the year ended which appears in the Annual Report on Form 10-K of Investors Capital Holdings, Ltd. for the year ended March 31, 2010.

/s/ UHY LLP Houston, Texas June 28, 2010

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a

Investors Capital Holdings, Ltd. Annual Report on Form 10-K
Fiscal Year Ended March 31, 2010

significant role in the registrant's internal control over financial reporting. Date: June 28, 2010 By: /s/ Timothy B. Murphy

Timothy B. Murphy Chief Executive Officer and Director (principal executive officer)

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

     significant role in the registrant's internal control over financial reporting. Date: June 28, 2010 By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly Chief Financial Officer (principal financial officer)

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

Exhibit 32.1 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: June 28, 2010

By: /s/ Timothy B. Murphy

Timothy B. Murphy Chief Executive Officer and Director (principal executive officer)

Investors Capital Holdings, Ltd. Annual Report on Form 10-K Fiscal Year Ended March 31, 2010

Exhibit 32.2 CERTIFICATION

I, Kathleen L. Donnelly, certify that this report on Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: June 28, 2010

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly Chief Financial Officer (principal financial officer)