Form 10-Q
period 2010-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2010-08-12
CIK 1001871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 Commission File Number: 333-43664

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

     There were 6,591,131 shares outstanding of the issuer’s common stock, par value $.01 per share, as of August 10, 2010.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

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
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES

--------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2010	March 31, 2010
Assets
Current Assets
Cash and cash equivalents	$ 5,729,854	$ 5,812,865
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,831,567	6,042,188
Note receivable - (current)	109,859	140,598
Loans receivable from registered representatives (current), net of allowance	716,924	769,263
Prepaid income taxes	592,548	559,007
Securities owned at fair value	2,862	57,933
Investments	50,000	50,000
Prepaid expenses	1,179,781	957,674
	13,388,395	14,564,528

Property and equipment, net	688,909	774,182
Long Term Investments
Loans receivable from registered representatives	314,922	292,884
Note receivable	595,000	595,000
Investments	171,972	184,319
Non-qualified deferred compensation investment	858,816	929,897
Cash surrender value life insurance policies	558,664	551,398
	2,499,374	2,553,498
Other Assets
Other assets	23,121	25,069
Deferred tax asset, net	838,400	838,773
Capitalized software, net	126,988	138,497
	988,509	1,002,339

TOTAL ASSETS	$ 17,565,187	$ 18,894,547

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 815,687	$ 817,761
Accrued expenses	2,048,286	2,358,656
Commissions payable	2,748,740	3,488,415
Notes payable	737,651	1,130,922
Unearned revenues	110,221	101,931
Securities sold, not yet purchased, at fair value	74,770	5,693
	6,535,355	7,903,378
Long-Term Liabilities
Non-qualified deferred compensation plan	809,148	793,735
	809,148	793,735

Total liabilities	7,344,503	8,697,113
Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,595,016 issued and 6,591,131 outstanding at June 30, 2010;
6,595,804 issued and 6,591,919 outstanding at March 31, 2010.	65,950	65,958
Additional paid-in capital	12,142,257	12,095,862
Accumulated deficit	(1,974,874)	(1,964,084)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	17,486	29,833
Total stockholders' equity	10,220,684	10,197,434
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 17,565,187	$ 18,894,547

See Notes to Condensed Consolidated Financial Statements

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Revenue:
Commissions	$ 16,994,941	$ 15,712,809
Advisory fees	3,414,729	2,432,188
Other fee income	190,183	141,677
Other revenue	342,120	328,161
Total revenue	20,941,973	18,614,835

Expenses:
Commissions and advisory fees	16,524,227	14,377,819
Compensation and benefits	2,009,067	1,671,936
Regulatory, legal and professional services	804,873	615,624
Brokerage, clearing and exchange fees	591,187	678,665
Technology and communications	308,831	247,490
Marketing and promotion	334,227	197,908
Occupancy and equipment	214,837	229,116
Other administrative	184,851	295,559
Interest	6,874	10,580
Total operating expenses	20,978,974	18,324,697

Operating income (loss)	(37,001)	290,138

(Benefit) provision for income taxes	(26,211)	238,602

Net income (loss)	$ (10,790)	$ 51,536

Basic and diluted net income (loss) per share	$ (0.00)	$ 0.01

Shares used in basic and diluted per share calculations	6,541,129	6,483,690

See Notes to Condensed Consolidated Financial Statements

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	2010	2009

Cash flows from operating activities:
Net income (loss)	$ (10,790)	$ 51,536
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	91,270	88,142
Recovery of allowance for doubtful accounts on loans receivable	-	(8,180)
Valuation allowance income taxes	-	102,405
Deferred taxes	373	125,325
Stock-based compensation	46,387	68,783
Unrealized loss (gain) in marketable securities	679	755
Non-qualified deferred compensation investment	8,691	490
Loss on disposal of equipment	-	1,199
Market adjustment cash surrender value life insurance policy	10,956	12,061
Charge to commission expense (forgivable loans)	7,393	40,595
Change in operating assets and liabilities:
Accounts receivable	1,210,620	336,404
Prepaid expenses and other	(130,847)	(18,099)
Loans receivable from registered representatives	22,908	23,643
Prepaid income taxes	(33,541)	127,372
Accounts receivable - Fidelity Bond	-	-
Accounts payable	(2,074)	(178,103)
Securities, net	123,469	(71,724)
Accrued expenses	(310,369)	(1,041,422)
Commissions payable	(739,675)	(49,227)
Unearned revenues	8,290	8,409
Net cash provided by (used in) operating activities	303,740	(379,636)

Cash flows from investing activities:
Acquisition of property and equipment	(5,997)	-
Cash surrender value life insurance policies	(18,222)	(60,343)
Payment on note receivable	30,739	28
Purchase of investments	-	(996)
Net cash provided by (used in) investing activities	6,520	(61,311)

Cash flows from financing activities:
Payments on note payable	(393,271)	(419,964)
Net cash used in financing activities	(393,271)	(419,964)

Net decrease in cash and cash equivalents	(83,011)	(860,911)
Cash and cash equivalents, beginning of period	5,812,865	6,151,613
Cash and cash equivalents, end of period	$ 5,729,854	$ 5,290,702

Supplemental disclosures of cash flow information:
Interest paid	$ 6,874	$ 10,580
Income taxes paid	$ 2,000	$ 58,734

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

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

INTERIM FINANCIAL REPORTING:

     The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2010 filed with the SEC.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

SIGNIFICANT ACCOUNTING POLICIES:

Revenue recognition

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

     Other Revenue. Revenue from marketing associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of each event offset by its costs.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk contist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits for cash and cash equivalents not covered by the Depositors Insurance Fund of Massachusetts. Cash and cash equivalents held at our clearing broker-dealer is fully insured up to $500,000.

Receivables

     Trade Receivables. Substantially all trade receivables reflect amounts due from clearing broker. As prescribed by the SEC, trade receivables usually settle within three days. If a trade error results, the Company pursues remedies to collect on the trade error. The Company does not record a receivable resulting from a trade error that is in litigation or whose outcome is otherwise not reasonably determinable. In such a case, the Company applies any proceeds from settlements or insurance against any trade losses incurred.

       Loans to representatives. Management performs periodic evaluations and provides an allowance based on the assessment of specifically identified unsecured receivables and other factors, including the representative's payment history and production levels. Once it is determined that it is both probable that a loan has been impaired, typically due to the termination of the relationship, and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified. Loans charged to commission expense, upon the representative meeting their respective forgiveness target totaled $7,393 and $40,595 for the quarters ended June 30, 2010 and 2009, respectively. See “Note 6, Loans to Registered Representatives”.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

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

Subsequent Events

     The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the cosolidated financial statements.

NOTE 2 - SEGMENT INFORMATION

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

     The Company has an expense sharing agreement which revised the previous method of allocating expenses. Prior to the new expense sharing agreement, ICH’s expenses were absorbed by its principal operating subsidiary, ICC, as overhead, and these expenses were then further allocated between the operating segments pro rata to their respective revenue.

     Under the expense sharing agreement there are no such ICH-generated overhead expenses. Instead, management allocates all expenses separately to the parent and ICC, including allocation of costs associated with shared personnel, based upon time studies and a determination of which entities are the beneficiaries of the services rendered by the personnel. Within ICC, expenses are further allocated between the two segments, ICC and ICA as follows: overhead expenses pro rata to revenue, direct full-time and time-shared employee costs based on the segments being served, and other personnel-related expenses pro rata to head count.

     ICC agreed to reimburse ICH in the form of a management fee, “The Management Fee Agreement”, for ICH-incurred overhead expenses that are necessary for ICC to effectively conduct its operations. This overhead primarily is in the nature of salaries and professional and legal fees incurred to obtain such services as audit engagements, legal advice, and industry expertise.

     The Company in reviewing its net capital requirement will assess the ongoing risk these agreements may have on the firm’s net capital.

Segment reporting is as follows:

	June 30, 2010
	ICC	ICA	ICH	ICH Securities	Totals
Non-interest revenue	$ 17,390,037	$ 3,459,011	$ (8,692)	$ -	$ 20,840,355
Interest and dividend income, net	101,545	-	60	13	101,618
Depreciation and amortization	90,103	1,167	-	-	91,270
Income (loss)	(303,665)	366,132	(99,481)	13	(37,001)

	ICC	ICA	ICH	ICH Securities	Totals
Period end total assets	14,382,736	1,302,757	2,518,776	10,251	18,214,520
Corporate items and eliminations	N/A	N/A	N/A	N/A	(649,333)
Total assets					$ 17,565,187

	June 30, 2009
	ICC	ICA	ICH	ICH Securities	Totals
Non-interest revenue	$ 16,000,443	$ 2,504,761	$ (2,489)	$ -	$ 18,502,715
Interest and dividend income, net	109,492	-	2,615	13	112,120
Depreciation and amortization	86,975	1,167	-	-	88,142
Income (loss)	385,596	250,695	(584,768)	13	51,536

	ICC	ICA	ICH	ICH Securities	Totals
Period end total assets	13,691,669	1,271,104	2,371,787	10,200	17,344,760
Corporate items and eliminations	N/A	N/A	N/A	N/A	(252,354)
Total assets					$ 17,092,406

NOTE 3 - LITIGATION AND REGULATORY MATTERS

     In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings brought on behalf of various claimants, some of which seek material and/or indeterminable amounts. Certain of these actions and proceedings are based on alleged violations of consumer protection, securities and other laws and may involve claims for substantial monetary damages asserted against the Company and its subsidiaries. Also, the Company and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries, investigations and formal administrative proceedings that may result in fines or other negative impact on the Company. ICC, as a dually registered broker/dealer and investment advisor, is subject to regulation by the SEC, FINRA, NYSE Euronext (formerly the American Stock Exchange) and other state securities regulators.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

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

     The Company had accrued expenses of approximately $915,000 and $765,000 as of June 30, 2010 and March 31, 2010, respectively, related to legal fees and estimated probable settlement costs relating to the Company’s defense in various lawsuits. Some of the legal and regulatory matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated as of June 30, 2010.

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

Stock Awards

     Shares of stock granted under Company’s equity incentive plans (the “Equity Plans”) as of June 30, 2010 have been either fully vested at date of grant or subject to vesting over time periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

The following activity occurred during the three months ended June 30, 2010:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $

Non-vested at April 1, 2010	62,863	$ 3.50	1.91 years	$ 220,021

Granted	-			-
Vested	(12,698)	$ 3.69		(46,856)
Canceled	(788)	$ 2.76		(2,175)

Non-vested at June 30, 2010	49,377	$ 3.47	1.47 years	$ 171,338

The following activity occurred during the three months ended June 30, 2009:

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $

Non-vested at April 1, 2009	96,913	$ 4.11	1.66 years	$ 398,312

Granted	-			-
Vested	(14,584)	$ 4.27		(62,274)
Canceled	(333)	$ 4.90		(1,632)

Non-vested at June 30, 2009	81,996	$ 4.08	1.48 years	$ 334,544

     The Company’s net income for the three months ended June 30, 2010 includes $0.03 million of compensation costs related to the Company’s grants of restricted stock to executives and employees and $0.02 million for grants to independent representatives, under the Plan. The Company’s net income for the three months ended June 30, 2009 includes $.04 million of compensation costs related to the Company’s grants of restricted stock to executives and employees and $.03 million for grants to independent representatives, under the Equity Plans.

     As of June 30, 2010 there was $171,338 of unrecognized compensation cost related to grants under the Equity Plans.

Stock Option Grants

     The following table summarizes information regarding the Company's employee and director fixed stock options as of June 30, 2010 and 2009:

Employees , Director and Officers	2010		2009
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	150,000	$1.00	150,000	$1.00
Granted	-		-
Forfeited	-		-
Exercised	-		-
Reclassified(non-employee)	-		-

Outstanding at quarter end	150,000	$1.00	150,000	$1.00

Options exercisable at quarter-end	150,000		150,000

     The following table summarizes further information about employee and Directors' fixed stock options outstanding as of June 30, 2010 and 2009:

Options Outstanding			Options Exercisable
Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

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

     The Note provides for a principal amount of $747,617, quarterly payments of interest accruing thereon at 5.5% and a full payment on or before October 31, 2010. The terms of this note were modified, effective March 3, 2010. Specifically, the maturity was extended for four years to October 31, 2013. Total outstanding as of June 30, 2010 and March 31, 2010 was $704,859 and $735,598, respectively. Prepayments are permitted without penalty. The interest accrued on this note was $9,859 and $2,981, respectively, at June 30, 2010 and March 31, 2010.

NOTE 6 - LOANS TO REGISTERED REPRESENTATIVES

     ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals. Upon forgiveness, the loans are charged to commission expense for financial reporting purposes.

     Some loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid. Interest charged on these loans to representatives range from 3% to 11.25% annually. Loans to registered representatives included in receivables from employees and registered representatives are as follows at June 30, 2010 and March 31, 2010:

	June 30,	March 31,
	2010	2010
Loans to representatives
Forgiveable	$ 888,840	$ 854,005
Other loans	179,378	244,514
Less: allowance	(36,372)	(36,372)
Total loans	$ 1,031,846	$ 1,062,147

NOTE 7 - INVESTMENTS

     As of June 30, 2010 and March 31, 2010, the Company owned investments classified as held to maturity through March 12, 2011. These investments are presented at face value as follows:

Purchase Date	Purchase Price	Description	Face Value	Interest Date

Insight Real Estate Series 2007-A
12/1/2009	$ 50,000	Secured Debentures	$ 50,000	Quarterly

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

NOTE 8 – FAIR VALUE MEASUREMENTS

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

     The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

  Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities the Company have the ability to access.
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

     The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of June 30, 2010 and March 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2010		Fair Value Measurements of Reporting Date Using
		Quotes Prices in	Significant
		Active Markets for	Other	Significant
	Total Fair Value of	Identical Assets	Observable	Unobservable
	Asset or Liability	(Level 1)	Input (Level 2)	Inputs (Level 3)
Cash surrender value of life insurance policies	$ 558,664	$ -	$ 558,664	$ -
Mutual funds1	858,816	858,816	-	-
Investments	171,972	171,972	-	-
Securities owned at fair value	2,862	2,862	-	-
Total assets	$ 1,592,314	$ 1,033,650	$ 558,664	$ -
Securities sold, not yet purchased, at fair value	$ 74,770	$ 74,770
Total liabilities	$ 74,770	$ 74,770

1 Amount labeled as Mutual Funds are included in Non-qualified Deferred compensation investment on the Consolidated Balance Sheet.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

March 31, 2010		Fair Value Measurements of Reporting Date Using
		Quotes Prices	Significant
	Total Fair	in Active	Other	Significant
	Value of Asset	Markets for Identical	Observable	Unobservable
	or Liability	Assets (Level 1)	Input (Level 2)	Inputs (Level 3)

Cash surrender value of life insurance policies	$ 551,398	$ -	$ 551,398	$ -
Mutual funds1	929,897	929,897	-	-
Investments	184,319	184,319	-	-
Securities owned at fair value	57,933	57,933	-	-
Total assets	$ 1,723,547	$ 1,172,149	$ 551,398	$ -

Securities sold, not yet purchased, at fair value	$ 5,693	$ 5,693
Total liabilities	$ 5,693	$ 5,693

1 Amount labeled as Mutual Funds are included in Non-qualified Deferred compensation investment on the Consolidated Balance Sheet.

NOTE 9 – NON-QUALIFIED DEFERRED COMPENSATION PLAN

     Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan. ICC is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan. The total amount of deferred compensation was $77,803 and $89,796 for three months ended June 30, 2010 and 2009, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis reviews our consolidated financial condition as of June 30, 2010 and March 31, 2010, the consolidated results of operations for the three months ended June 30, 2010 and 2009 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three months ended June 30, 2010, (ii) the “prior period” means the three months ended June 30, 2009, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

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

CRITICAL ACCOUNTING POLICIES

In General

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that of its significant accounting policies (see Note 1 to the Company’s condensed consolidated financial statements contained herein), those dealing with revenue recognition, allowance for doubtful accounts receivable, and taxes involve a particularly high degree of judgment and complexity. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. By their nature, estimates involve judgment based upon available information. Actual results or amounts can and do differ from estimates and the differences can have a material effect on the condensed consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

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

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT

     Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include productivity and practice diversification of representatives, top line commission and advisory services revenues, operating expenses, legal costs, taxes, earnings per share and Adjusted EBITDA.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

RESULTS OF OPERATIONS
			Percentage of Revenue		Percent
	Quarter Ended June 30,		Quarter Ended June 30,		Change
	2010	2009	2010	2009	2010 vs 2009

Revenue:
Commissions	$ 16,994,941	$ 15,712,809	81.2%	84.3%	8.2%
Advisory fees	3,414,729	2,432,188	16.3%	13.1%	40.4%
Other fee income	190,183	141,677	0.9%	0.8%	34.2%
Other revenue	342,120	328,161	1.6%	1.8%	4.3%
Total revenue	20,941,973	18,614,835	100.0%	100.0%	12.5%

Expenses:
Commissions and advisory fees	16,524,227	14,377,819	79.0%	77.2%	14.9%
Compensation and benefits	2,009,067	1,671,936	9.6%	9.0%	20.2%
Regulatory, legal and professional services	804,873	615,624	3.8%	3.3%	30.7%
Brokerage, clearing and exchange fees	591,187	678,665	2.8%	3.6%	-12.9%
Technology and communications	308,831	247,490	1.5%	1.3%	24.8%
Marketing and promotion	334,227	197,908	1.6%	1.1%	68.9%
Occupancy and equipment	214,837	229,116	1.0%	1.2%	-6.2%
Other administrative	184,851	295,559	0.9%	1.6%	-37.5%
Interest	6,874	10,580	0.0%	0.1%	-35.0%
Total expenses	20,978,974	18,324,697	100.2%	98.4%	14.5%

Operating income (loss)	(37,001)	290,138	-0.2%	1.6%	-112.8%

(Benefit) provision for income taxes	(26,211)	238,602	-0.1%	1.3%	-111.0%

Net income (loss)	$ (10,790)	$ 51,536	-0.1%	0.3%	-120.9%

Adjusted EBITDA	$ 107,530	$ 541,128	0.5%	2.9%	-80.1%

Adjustments to conform Adjusted EBITDA
to GAAP Net income (loss):
Income tax benefit	87,133	231,671	0.1%	1.2%	-88.7%
Interest expense	(6,874)	(10,580)	0.0%	-0.1%	-35.0%
Income tax expense	(60,922)	(470,273)	0.0%	-2.5%	-100.0%
Depreciation and amortization	(91,270)	(88,142)	-0.4%	-0.5%	3.5%
Non-cash compensation	(46,387)	(68,783)	-0.2%	-0.4%	-32.6%
Non-recurring professional fees to
evaluate strategic business opportunities	-	(83,485)	0.0%	-0.4%	-100.0%

Net income (loss)	$ (10,790)	$ 51,536	-0.1%	0.3%	-120.9%

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

     Adjusted EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Adjusted EBITDA should be considered in addition to, rather than as a substitute for, important GAAP financial measures including pre-tax income, net income and cash flows from operating activities. Items excluded from adjusted EBITDA are significant and necessary components to the operations of our business; therefore, adjusted EBITDA should only be used as a supplemental measure of our operating performance. First quarter 2010 EBITDA, as adjusted, was $0.11 million, a decrease of $0.43 million from first quarter 2009 EBITDA, as adjusted, of $0.54 million, primarily due to increased operating expenses.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

PRODUCTIVITY OF REPRESENTATIVES

     Management believes that improving the overall quality of our independent representatives is a key to achieving growth in revenues and earnings. We believe that upgrading the business practices of our representatives not only grows revenue, but assists in limiting the cost of overhead functions and representative noncompliance. We strive to continually improve the overall quality of our force of representatives by:

  assisting representatives to improve their skills and practices, recruiting established, high quality representatives, and
  terminating low quality representatives.

     A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period. Data for the 12-month periods ended June 30, 2010 and 2009 are presented below:

	Twelve months ended		Increase/	% Increase/
	June 30, 2010	June 30, 2009	decrease	decrease
Rep-generated revenue:
Commission	$ 66,279,320	$ 64,657,965	$ 1,621,355	2.5%
Advisory	12,781,435	10,508,019	2,273,416	21.6%
Other fee income	1,062,224	808,907	253,317	31.3%
	$ 80,122,979	$ 75,974,891	$ 4,148,088	5.5%

Number of representatives	574	637	(63)	-9.9%

Average revenue per representative	$ 139,587	$ 119,270	$ 20,317	17.0%

     We believe that the 17.0% growth in per capita rep-generated revenue is the result of organic revenue growth and market appreciation, coupled with paring down the number of lower-producing registered representatives.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

     The Company reported a $0.04 million operating loss and a $0.00 per share net loss in the current period versus $0.29 million operating income from operations or $0.01 per basic and diluted net income per share in the prior period.

REVENUE

     Revenues increased by $2.3 million, or 12.5%, primarily from commissionable revenues which increased by $1.28 million, or 8.2%, reflecting a continuation of improved investor confidence with the market since the low point of the recent recession. Commission revenue growth was led by direct business, particularly mutual funds sales, and a positive turnaround in brokerage activity.

     Advisory services revenue increased by $1.0 million or 40.4% for quarter ended June 30, 2010 to $3.4 million, as compared to $2.4 million for the quarter ended June 30, 2009, largely due to market-related growth in asset values, as well as new investment contributions. Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to contribute the majority of advisory services revenue. Revenue from this program increased by $0.47 million or 35.1% due to an increase in assets under management which, in turn, reflected market-wide increases in asset values.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

     Other fee income, primarily comprised of licensing, financial planning and representatives’ errors and omissions policy fees, increased modestly to $0.19 million as compared to the prior period of $0.14 million.

     Other revenue of $0.34 million, consisting of net marketing revenues and interest income, remained consistent period to period.

EXPENSES

     Our total expenses for the three months ended June 30, 2010 increased by $2.65 million, or 14.5%, primarily as a result of an increase in commissions and advisors fees of $2.15 million, or 14.9%, an increase in compensation of $0.34 million, or 20.2%, and an increase in regulatory, legal and professional fees of $0.19 million, or 30.7%, partially offset by a decrease in brokerage and clearing fees of $0.19 million, or 30.7%, and a decrease in other administrative costs by $0.11 million, or 37.5%.

     Commissions and advisory fees paid to our representatives represent a percentage of revenue generated by them; accordingly, much of the increase in commissions and advisor fees reflects a corresponding increase in commission and advisory fee revenue. Part of the increase in these expenses also reflects the above-described increase in revenue generated per representative since, in general, the percentage of such revenue paid to a representative is directly related to overall individual productivity.

     A $0.34 million increase, or 20.2%, in compensation and benefits is attributed largely to reinstatement of salaries to levels prior to the implementation of cost controls initiated in January 2009, as well as an increase in headcount in our technology and compliance departments.

     Regulatory, legal and professional expenses increased by $0.19 million, or 30.7%, to $0.80 million. The increase was led by legal fees and estimated settlement accruals related to a rise in litigation and claims, some of which are appear to be a part of the continuing aftermath of investor losses incurred in real estate and other alternative investments.

     Brokerage, clearing and exchange fees for the current quarter were down 12.9%, or $0.09 million, primarily due to decreased transaction costs incurred in one of our advisory programs.

     Other administrative expenses, which include various insurance, postage, employee training and education and other miscellaneous office expenses, decreased by $0.11 million or 37.5%, primarily due to continued results of cost control initiatives.

     We have an income tax benefit of $0.03 million for the three months ended March 31, 2010 as compared to $0.24 million income tax provision for the prior period. The statutory income tax rates for the 2010 and 2009 periods do not bear a customary relationship to effective tax rates primarily as a result of permanent differences for each of the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity remains cash flows from operations, primarily from our broker-dealer and investment advisory business. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

     As of June 30, 2010, cash and cash equivalents totaled $5.73 million as compared to $5.81 million as of March 31, 2010. Working capital as of June 30, 2010 was $6.85 million as compared to $6.66 million as of March 31, 2010. The ratio of current assets to current liabilities was 2.05 to 1 as of June 30, 2010 as compared to 1.84 to 1 as of March 31, 2010.

     Operations provided $0.30 million in cash for the quarter ended June 30, 2010, as compared to $0.38 million of operating cash used in the prior period, principally due to payment of accrued legal and settlement costs for the quarter ended June 30, 2009.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

     Net cash flows from investing activities for the quarter ended June 30, 2010 represent collections in principal payments on a note receivable offset by capital expenditures.

     Cash flows for financing activities in the current period were similar to the prior period as we paid $0.39 million and $0.42 million in loan payments to finance E&O insurance premiums, respectively, for the periods ended June 30, 2010 and 2009.

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

     As of June 30, 2010, ICC had net capital of $3.27 million (i.e., an excess of $2.87 million) and a 1.82 to 1 net capital ratio as compared to net capital of approximately $3.39 million (i.e., an excess of $2.91 million) and a 2.13 to 1 net capital ratio as of March 31, 2010.

     The increase in net capital was the primary result of the reduction in aggregate indebtedness at March 31, 2010 related to accrued bonuses. The Company’s net capital mostly depends on cash flow generated from income from operations where the Company reported a slight operating loss in the current period versus a modest operating income in the prior period.

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

     The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2010:

2011	$ 295,701
2012	381,350
2013	283,922
2014	276,354
2015	282,214
2016 and thereafter	24,000
$ 1,543,542

     Total lease expense approximated $0.08 and $0.09 million for each of the three months ended June 30, 2010 and 2009, respectively.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

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

     As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated an communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

     There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company operates in a highly litigious and regulated business, and the Company often is made a defendant in arbitrations and other legal proceedings that are incidental to our securities business. The Company typically vigorously contests the allegations of the complaints and believes that there are meritorious defenses in these matters. From time to time the Company also is the subject of regulatory investigations and proceedings. Counsel often is unable to confidently predict the likelihood of an outcome, whether favorable or unfavorable, in such matters because of routine and inherent uncertainties. For the majority of pending claims, the Company's current errors and omissions (E&O) policy limits the Company’s maximum exposure in any one case to $100,000. The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to $350,000, subject to policy limitations and exclusions.

ITEMS 2 – 5.

None.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

ITEM 6. EXHIBITS

Exhibit
Number	Description	Location
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)	(9)(Exh. 10.2)
10.2	Employment Agreement with Timothy B. Murphy (3)	(9)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (3)	(9)(Exh. 10.3)
14.1	Code of Business Conduct and Ethics	(8)(Exh. 5.05)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the indicated exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2007.
(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.
(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.
(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 28, 2010.
(8)	Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed September 26, 2009.
(9)	Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed April 21, 2010.

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

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Kathleen L. Donnelly Chief Accounting Officer (Duly authorized officer) Date: August 12, 2010

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

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

4.	The smaller reporting company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
15d-15(f)) for the smaller reporting company and have:

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

Date: August 12, 2010 By: /s/ Timothy B. Murphy Timothy B. Murphy, President, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

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

4.	The smaller reporting company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
15d-15(f)) for the smaller reporting company and have:

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

Date: August 12, 2010 By: /s/ Kathleen L. Donnelly Kathleen L. Donnelly Chief Financial Officer (Principal financial officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

Exhibit 32.1 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: August 12, 2010

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended June 30, 2010

Exhibit 32.2 CERTIFICATION

I, Kathleen L. Donnelly, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: August 12, 2010

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly Chief Financial Officer (Principal financial officer)