Form 10-Q
period 2010-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2010-11-12
CIK 1001871

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C.20549 _____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 Commission File Number: 333-43664

INVESTORS CAPITAL HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3284631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

230 Broadway E. Lynnfield, Massachusetts 01940 (Address of principal executive offices) (781) 593-8565 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

     Large accelerated filer [ ]                                   Accelerated filer [ ]

     Non-accelerated filer [ ]                                     Smaller reporting company [X]
   (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes [ ] No [X]

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

     There were 6,620,743 shares outstanding of the issuer’s common stock, par value $.01 per share, as of November 9, 2010.

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
ITEM 1. LEGAL PROCEEDINGS ITEM
6. EXHIBITS
SIGNATURES

--------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

PART I FINANCIAL INFORMAITON

ITEM 1. FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2010	March 31, 2010
Assets
Current Assets
Cash and cash equivalents	$ 6,242,404	$ 5,812,865
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,858,612	6,042,188
Note receivable - (current)	34,299	140,598
Loans receivable from registered representatives (current), net of allowance	725,070	769,263
Prepaid income taxes	-	559,007
Securities owned at fair value	25,711	57,933
Investments	50,000	50,000
Prepaid expenses	975,571	957,674
	13,086,667	14,564,528

Property and equipment, net	624,402	774,182

Long Term Investments
Accounts receivable	330,000	-
Loans receivable from registered representatives	298,263	292,884
Note receivable	595,000	595,000
Investments	191,078	184,319
Non-qualified deferred compensation investment	921,607	929,897
Cash surrender value life insurance policies	586,116	551,398
	2,922,064	2,553,498
Other Assets
Other assets	13,728	25,069
Deferred tax asset, net	1,312,540	838,773
Capitalized software, net	122,277	138,497
	1,448,545	1,002,339

TOTAL ASSETS	$ 18,081,678	$ 18,894,547

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 1,192,538	$ 817,761
Accrued expenses	2,439,284	2,358,656
Notes payable	341,626	1,130,922
Commissions payable	3,298,135	3,488,415
Income Taxes Payable	20,187	-
Unearned revenues	199,947	101,931
Securities sold, not yet purchased, at fair value	855	5,693
	7,492,572	7,903,378
Long-Term Liabilities
Non-qualified deferred compensation plan	951,806	793,735
	951,806	793,735

Total liabilities	8,444,378	8,697,113

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,625,016 issued and 6,621,131 outstanding at September 30, 2010;
6,570,177 issued and 6,566,292 outstanding at March 31, 2009	66,250	65,958
Additional paid-in capital	12,183,944	12,095,862
Accumulated deficit	(2,618,555)	(1,964,084)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	35,796	29,833
Total stockholders' equity	9,637,300	10,197,434

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 18,081,678	$ 18,894,547

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Revenue:
Commissions	$ 16,715,609	$ 15,357,927
Advisory fees	3,090,414	2,871,553
Other fee income	143,364	106,661
Other revenue	481,177	599,658
Total revenue	20,430,564	18,935,799

Expenses:
Commissions and advisory fees	16,098,685	14,348,474
Compensation and benefits	2,040,010	1,817,574
Regulatory, legal and professional services	1,315,436	511,359
Brokerage, clearing and exchange fees	497,837	673,784
Technology and communications	322,141	294,069
Marketing and promotion	302,805	275,900
Occupancy and equipment	213,444	210,591
Other administrative	256,052	369,114
Interest	4,241	6,034
Total operating expenses	21,050,651	18,506,899

Operating (loss) income	(620,087)	428,900

Provision for income taxes	23,594	222,202

Net (loss) income	$ (643,681)	$ 206,698

Basic and diluted net (loss) income per share	$ (0.10)	$ 0.03

Basic dividends per common share	$ -	$ -

Shares used in basic and diluted per share calculations	6,523,675	6,499,394

See Notes to Condensed Consolidated Financial Statements

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Revenue:
Commissions	$ 33,710,550	$ 31,070,736
Advisory fees	6,505,142	5,303,741
Other fee income	333,548	248,338
Other revenue	823,297	927,819
Total revenue	41,372,537	37,550,634

Expenses:
Commissions and advisory fees	32,622,913	28,726,293
Compensation and benefits	4,049,078	3,489,510
Regulatory, legal and professional services	2,120,309	1,126,983
Brokerage, clearing and exchange fees	1,089,024	1,352,449
Technology and communications	630,972	541,558
Marketing and promotion	637,032	473,808
Occupancy and equipment	428,280	439,707
Other administrative	440,904	664,674
Interest	11,114	16,614
Total operating expenses	42,029,626	36,831,596

Operating (loss) income	(657,089)	719,038

(Benefit) provision for income taxes	(2,617)	460,804

Net (loss) income	$ (654,472)	$ 258,234

Basic and diluted net (loss) income per share	$ (0.10)	$ 0.04

Basic dividends per common share	$ -	$ -

Shares used in basic and diluted per share calculations	6,518,426	6,490,974

See Notes to Condensed Consolidated Financial Statements

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net (loss) income	$ (654,472)	$ 258,232
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	180,630	175,300
Valuation allowance income taxes	-	102,405
Deferred taxes	(473,767)	214,917
Stock-based compensation	88,374	136,957
Unrealized loss in marketable securities	977	696
Non-qualified deferred compensation investment	21,863	7,361
Loss on disposal of equipment	-	1,200
Market adjustment cash surrender value life insurance policy	1,726	(21,476)
Charge to commission expense (forgivable loans)	70,118	71,727

Change in operating assets and liabilities:
Accounts receivable	1,303,575	(821,744)
Prepaid expenses and other	276,439	256,280
Loans receivable from registered representatives	(31,304)	(22,087)
Due from registered represetative	(450,000)	-
Income taxes	579,194	266,804
Accounts receivable-Fidelity Bond	-	956,223
Accounts payable	374,777	(881,976)
Securities, net	26,407	60,158
Accrued expenses	80,629	(1,463,518)
Commissions payable	(190,280)	245,789
Unearned revenues	98,016	74,458
Net cash provided by (used in) operating activities	1,302,902	(382,294)

Cash flows from investing activities:
Acquisition of property and equipment	(30,850)	(16,127)
Cash surrender value life insurance policies	(36,443)	(54,443)
Payment on note receivable	106,299	(56)
Purchase of investments	(796)	(1,882)
Capitalized software	(122,277)	-
Net cash (used in) investing activities	(84,067)	(72,508)

Cash flows from financing activities:
Payments on note payable	(789,296)	(844,116)
Net cash used in financing activities	(789,296)	(844,116)

Net increase (decrease) in cash and cash equivalents	429,539	(1,298,918)
Cash and cash equivalents, beginning of year	5,812,865	6,151,613
Cash and cash equivalents, end of period	$ 6,242,404	$ 4,852,695

Supplemental disclosures of cash flow information:
Interest paid	$ 11,114	$ 16,614
Income taxes paid	$ 37,000	$ 58,731

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Incorporated in 1995 under Massachusetts law and redomiciled under Delaware law in November 2007, Investors Capital Holdings, Ltd. ("ICH") is a holding company whose wholly-owned subsidiaries assist a nationwide network of independent registered representatives ("representatives") in providing a diversified line of financial services to the public including securities brokerage, investment advice, asset management, financial planning and insurance. Our subsidiaries include the following:

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

INTERIM FINANCIAL REPORTING:

     The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and six month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2010 filed with the SEC.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

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

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits for cash and cash equivalents not covered by the Depositors Insurance Fund of Massachusetts. Cash and cash equivalents held at our clearing broker-dealer is fully insured up to $500,000.

Receivables

     Trade Receivables. Substantially all trade receivables reflect amounts due from our clearing broker. As prescribed by the SEC, trade receivables usually settle within three days. If a trade error results, the Company

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010 pursues remedies to collect on the trade error. The Company does not record a receivable resulting from a trade error that is in litigation or whose outcome is otherwise not reasonably determinable. In such a case, the Company applies any proceeds from settlements or insurance against any trade losses incurred.

     Loans to Representatives. Management performs periodic evaluations and provides an allowance based on the assessment of specifically identified unsecured receivables and other factors, including the representative's payment history and production levels. Once it is determined that it is both probable that a loan has been impaired, typically due to the termination of the relationship, and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified. Loans charged to commission expense, upon the representative meeting their respective forgiveness target totaled $70,118 and $71,727 for the six months ended September 30, 2010 and 2009. See “Note 6, Loans to Registered Representatives”.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

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

     The Company has an expense sharing agreement where management allocates all expenses separately to the parent and ICC, including allocation of costs associated with shared personnel, based upon time studies and a determination of which entities are the beneficiaries of the services rendered by the personnel.

Within ICC, expenses are further allocated between the two segments, ICC and ICA as follows: overhead expenses pro rata to revenue, direct full-time and time-shared employee costs based on the segments being served, and other personnel-related expenses pro rata to head count.

     ICC reimburses ICH in the form of a management fee, “The Management Fee Agreement”, for ICH-incurred overhead expenses that are necessary for ICC to effectively conduct its operations. This overhead primarily is in the nature of salaries and professional and legal fees incurred to obtain such services as audit engagements, legal advice, and industry expertise.

     The Company in reviewing its net capital requirement will assess the ongoing risk these agreements may have on the firm’s net capital.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010 Segment reporting is as follows:

Segment reporting is as follows for the quarter ended:
	September 30,
	2010	2009
Non-interest revenues:
ICC brokerage services	$ 17,233,323	$ 15,925,453
ICA asset management services	3,127,301	2,923,825
ICH gain (loss) on investment	(13,171)	(6,872)
Total	20,347,453	18,842,406

Interest and dividend income, net:
ICC	82,250	$ 91,163
ICH	848	2,217
ICH Securities	13	13
Total	83,111	$ 93,393

Depreciation and amortization expenses:
ICC brokerage services	88,193	$ 85,991
ICA asset management services	1,167	1,167
Total	89,360	$ 87,158

Operating income (loss):
ICC brokerage services	(814,710)	$ 342,199
ICA asset management services	287,417	213,813
ICH	(92,807)	(127,127)
ICH Securities	13	13
Total	$ (620,087)	$ 428,898

Period end total assets:
ICC brokerage services	15,841,692	$ 13,130,466
ICA asset management services	861,110	1,391,710
ICH	2,481,750	2,894,490
ICH Securities	10,264	10,213
Corporate items and eliminations	(1,113,138)	(1,085,529)
Total	$ 18,081,678	$ 16,341,350

Corporate items and eliminations:
Inter-company eliminations	$ (692,001)	$ (681,551)
Income taxes	(421,137)	(403,978)
Total	$ (1,113,138)	$ (1,085,529)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

Segment reporting is as follows for the six months ended:

	September 30,
	2010	2009
Non-interest revenues:
ICC brokerage services	$ 34,623,360	$ 31,925,896
ICA asset management services	6,586,312	5,428,586
ICH gain (loss) on investment	(21,863)	(9,361)
Total	$ 41,187,809	$ 37,345,121

Interest and dividend income, net:
ICC	$ 183,794	$ 200,655
ICH	908	4,832
ICH Securities	26	26
Total	$ 184,728	$ 205,513

Depreciation and amortization expenses:
ICC brokerage services	$ 178,297	$ 172,967
ICA asset management services	2,333	2,333
Total	$ 180,630	$ 175,300

Operating income (loss):
ICC brokerage services	$ (1,118,376)	$ 966,394
ICA asset management services	653,549	464,508
ICH	(192,288)	(711,892)
ICH Securities	26	26
Total	$ (657,089)	$ 719,036

Period end total assets:
ICC brokerage services	$ 15,841,692	$ 13,130,466
ICA asset management services	861,110	1,391,710
ICH	2,481,750	2,894,490
ICH Securities	10,264	10,213
Corporate items and eliminations	(1,113,138)	(1,085,529)
Total	$ 18,081,678	$ 16,341,350

NOTE 3 - LITIGATION AND REGULATORY MATTERS

     In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings, including arbitrations, brought on behalf of various claimants, some of which seek material and/or indeterminable amounts. Certain of these actions and proceedings are based on alleged violations of consumer protection, securities and other laws and may involve claims for substantial monetary damages asserted against the Company and its subsidiaries. Also, the Company and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries, investigations and administrative proceedings that may result in fines or other negative impact on the Company. ICC, as a dually

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010 registered broker/dealer and investment advisor, is subject to regulation by the SEC, FINRA, NYSE Amex and state securities regulators.

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

     The Company had accrued liabilities of approximately $2,230,000 and $765,000 as of September 30, 2010 and March 31, 2010, respectively, related to legal fees and estimated probable settlement costs relating to the Company’s defense in various lawsuits. Included in September 30, 2010’s accrual is $1,000,000 for a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010, of which $400,000 has been agreed to be reimbursed to the Company by one of its registered representatives and which amount is included in accounts receivable on the September 30, 2010 Condensed Balance Sheet. Some of the legal and regulatory matters could require the Company to pay damages or make other expenditures or establish reserves for amounts that could not be reasonably estimated and which could exceed those accrued as of September 30, 2010.

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

Stock Awards

     Shares of stock granted under Company’s equity incentive plans (the “Equity Plans”) as of September 30, 2010 have been either fully vested at date of grant or subject to vesting over time periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

     The following activity occurred during the three months ended September 30, 2010:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $

Non-vested at July 1, 2010	49,377	$ 3.47	1.47 years	$ 171,338

Granted	30,000	$ 4.13		123,900
Vested	(11,921)	$ 3.62		(43,154)
Canceled	-	$ -		-
Non-vested at September 30, 2010	67,456	$ 3.73	2.06 years	$ 251,611

     The following activity occurred during the six months ended September 30, 2009:

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $

Non-vested at April 1, 2010	62,863	$ 3.50	1.91 years	$ 220,021

Granted	30,000	$ 4.13		123,900
Vested	(24,619)	$ 3.66		(90,106)
Canceled	(788)	$ 2.76		(2,175)
Non-vested at September 30, 2010
	67,456	$ 3.73	2.06 years	$ 251,611

     The Company’s net loss for the three months ended September 30, 2010 includes $27,147 of compensation costs related to the Company’s grants of restricted stock to executives and employees and $14,840 for grants to independent representatives, under the Plan. The Company’s net income for the three months ended September 30, 2009 includes $33,635 of compensation costs related to the Company’s grants of restricted stock to executives and employees and $34,539 for grants to independent representatives, under the Equity Plans.

     The Company’s net loss for the six months ended September 30, 2010 includes $54,580 of compensation costs related to the Company’s grants of restricted stock to executives and employees and $33,794 for grants to independent representatives, under the Plan. The Company’s net income for the six months ended September 30, 2009 includes $68,818 of compensation costs related to the Company’s grants of restricted stock to executives and employees and $68,139 for grants to independent representatives, under the Equity Plans.

     As of September 30, 2010 there was $251,611 of unrecognized compensation cost related to grants under the Equity Plans.

Stock Option Grants

     The following table summarizes information regarding the Company's employee and director fixed stock options as of September 30, 2010 and, 2009:

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

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

     The Note provides for a principal amount of $747,617, quarterly payments of interest accruing thereon at 5.5% and a full payment on or before October 31, 2010. The terms of this note were modified, effective March 3, 2010. Specifically, the maturity was extended for four years to October 31, 2013. Total outstanding as of September 30, 2010 and March 31, 2010 was $629,299 and $735,598, respectively. Prepayments are permitted without penalty. The interest accrued on this note was $9,299 and $2,981, respectively, at September 30, 2010 and March 31,2010.

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

     Some loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid. Interest charged on these loans to representatives range from 3% to 11.25% annually. Loans to registered representatives included in receivables from employees and registered representatives are as follows at September 30, 2010 and March 31, 2010.

     Loans to registered representatives are as follows:

	September 30,	March 31,
	2010	2010
Loans to representatives
Forgiveable	$ 879,584	$ 854,005
Other loans	180,121	244,514
Less: allowance	(36,372)	(36,372)
Total loans	$ 1,023,333	$ 1,062,147

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

NOTE 7 – INVESTMENTS

     As of September 30, 2010, the Company owned investments classified as held to maturity through March 12, 2011. These investments are presented at face value as follows:

Purchase Date	Purchase Price	Description	Face Value	Interest Date

12/1/2009	$ 50,000	Insight Real Estate Series 2007-A Secured Debentures	$ 50,000	Quarterly

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

     The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of September 30, 2010 and March 31,2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2010 Fair Value Measurements of Reporting Date Using

		Quotes Prices in	Significant
		Active Markets for	Other	Significant
	Total Fair Value of	Identical Assets	Observable	Unobservable
	Asset or Liability	(Level 1)	Input (Level 2)	Inputs (Level 3)
Investments	191,078	191,078
Securities owned at fair value	25,711	25,711	-	-
Total assets	$ 216,789	$ 216,789	$ -	$ -

Securities sold, not yet purchased, at fair value	$ 855	$ 855
Total liabilities	$ 855	$ 855

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

March 31, 2010 Fair Value Measurements of Reporting Date Using

Quotes Prices in
		Active Markets for	Significant Other	Significant
	Total Fair Value of	Identical Assets	Observable Input	Unobservable
	Asset or Liability	(Level 1)	(Level 2)	Inputs (Level 3)
Investments	184,319	184,319	-	-
Securities owned at fair value	57,933	57,933	-	-
Total assets	$ 242,252	$ 242,252	$ -	$ -

Securities sold, not yet purchased, at fair value	$ 5,693	$ 5,693
Total liabilities	$ 5,693	$ 5,693

NOTE 9 – NON-QUALIFIED DEFERRED COMPENSATION PLAN

     Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan. ICC is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan. The total amount of deferred compensation was $66,695 and $144,498 for the three and six months ended September 30, 2010 and $89,976 and $159,359 for the three and six months ended September 30, 2009, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis reviews our consolidated financial condition as of September 30, 2010 and March 31, 2010, the consolidated results of operations for the three months and six months ended September 30, 2010 and 2009 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three or six months ended September 30, 2010, (ii) the “prior period” means the three or six months ended September 30, 2009, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

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

Check and Application

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

Bond Brokerage

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

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

     A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period. Data for the 12-month periods ended September 30, 2010 and 2009 are presented below:

	Twelve months ended		Increase/	% Increase/
	September 30, 2010	September 30, 2009	decrease	decrease
Rep-generated revenue:
Commission	$ 67,637,002	$ 60,551,819	$ 7,085,183	11.7%
Advisory	13,000,295	10,347,528	2,652,767	25.6%
Other fee income	1,098,928	775,171	323,757	41.8%
	$ 81,736,225	$ 71,674,518	$ 10,061,707	14.0%

Number of representatives	582	637	(55)	-8.6%

Average revenue per representative	$ 140,440	$ 112,519	$ 27,921	24.8%

We believe that the 24.8% growth in per capita rep-generated revenue is the result of organic revenue growth and market appreciation, coupled with paring down the number of lower-producing registered representatives.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
RESULTS OF OPERATIONS
			Percentage of Revenue		Percent
	Quarter Ended September 30,		Quarter Ended September 30,		Change
	2010	2009	2010	2009	2010 vs 2009

Revenue:
Commissions	$ 16,715,609	$ 15,357,927	81.8%	81.0%	8.8%
Advisory fees	3,090,414	2,871,553	15.1%	15.2%	7.6%
Other fee income	143,364	106,661	0.7%	0.6%	34.4%
Other revenue	481,177	599,658	2.4%	3.2%	-19.8%
Total revenue	20,430,564	18,935,799	100.0%	100.0%	7.9%

Expenses:
Commissions and advisory fees	16,098,685	14,348,476	78.8%	75.8%	12.2%
Compensation and benefits	2,040,010	1,817,574	10.0%	9.6%	12.2%
Regulatory, legal and professional services	1,315,436	511,359	6.4%	2.7%	157.2%
Brokerage, clearing and exchange fees	497,837	673,784	2.4%	3.6%	-26.1%
Technology and communications	322,141	294,069	1.6%	1.6%	9.5%
Marketing and promotion	302,805	275,900	1.5%	1.5%	9.8%
Occupancy and equipment	213,444	210,591	1.0%	1.1%	1.4%
Other administrative	256,052	369,114	1.3%	1.9%	-30.6%
Interest	4,241	6,034	0.0%	0.0%	-29.7%
Total expenses	21,050,651	18,506,901	103.0%	97.7%	13.7%

Operating (loss) income	(620,087)	428,898	-3.0%	2.3%	-244.6%

Provision for income taxes	23,594	222,202	0.1%	1.2%	-89.4%

Net (loss) income	$ (643,681)	$ 206,696	-3.2%	1.1%	-411.4%

Adjusted EBITDA	$ (484,499)	$ 590,964	-2.4%	3.1%	-182.0%

Adjustments to conform Adjusted
EBITDA to GAAP Net income (loss):
Income tax benefit	-	80,337	0.0%	0.4%	-100.0%
Interest expense	(4,241)	(6,034)	0.0%	0.0%	-29.7%
Income tax expense	(23,594)	(302,539)	-0.1%	-1.6%	-92.2%
Depreciation	(89,360)	(87,858)	-0.4%	-0.5%	1.7%
Non-cash compensation	(41,987)	(68,174)	-0.2%	-0.4%	-38.4%

Net (loss) income	$ (643,681)	$ 206,696	-3.2%	1.1%	-411.4%

     The Company reported a $0.62 million operating loss and a $0.10 per basis share net loss in the current period versus $0.43 million operating income from operations or $0.03 per basic net income per share in the prior period. Adjusted EBITDA decreased $1.08 million primarily due to increased operating expenses, specifically estimated settlement accruals related to regulatory, legal and professional services.

REVENUE

     Revenues increased by $1.49 million, or 7.9%, due primarily to a rise in commissionable revenues as markets continued to rebound from the recent recession. Commission revenue growth was led by sales of variable annuity products and direct participation programs, partially offset by a decrease in sales of mutual fund products. Brokerage was relatively flat.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

     The increase in advisory services revenue reflected growth in market asset values, as well as new investment contributions. Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to contribute the majority of advisory services revenue.

     Other fee income, primarily comprised of licensing, financial planning and representatives’ errors and omissions policy fees, increased modestly.

     A decrease in other revenue, consisting of net marketing revenues and interest income, tracked lower net marketing revenues generated from our national convention.

EXPENSES

     Total expenses increased by $2.54 million, or 13.7%, principally as a result of increases in commissions and advisors fees paid to representatives, compensation, and regulatory, legal and professional fees These increases were partially offset by decreases in brokerage and clearing fees and other administrative costs. Commissions and advisory fees paid to our representatives represent a percentage of revenue generated by them; accordingly, much of the increase in commissions and advisor fees reflects a corresponding increase in commission and advisory fee revenue.

     The rise in compensation and benefits is attributed largely to reinstatement of salaries to levels prior to the implementation of cost controls initiated in January 2009, as well as an increase in headcount in our technology and compliance departments.

     An increase in regulatory, legal and professional expenses was led by legal fees and estimated settlement reserves related to a rise in litigation, claims and regulatory actions; including an administrative fine payable to the Massachusetts Securities Division stemming from the above regulatory matters.

     In addition to costs related to a regulatory matter, some of this increase in volume of claims appears to be part of a continuing aftermath from recession-related investor losses incurred in real estate and other alternative investments.

     A decline in brokerage, clearing and exchange fees was primarily due to renegotiation of our clearing agreement as well as decreased transaction costs in connection with a corresponding decrease in trading volume in our asset managed accounts.

     A decline in other administrative expenses, which include various insurance, postage, employee training and education and other miscellaneous office expenses, resulted from a decrease in bad debts and fines in the prior period.

     We have an income tax provision of $0.02 million for the three months ended September 30, 2010 as compared to $0.22 million income tax provision for the prior period. The income tax rates for the 2010 and 2009 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the permanent differences for each of the periods presented.

COMPARISON OF THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

     Explanation of results reported in the current six month period compared to the prior six month period may be consistent with the comparative quarterly results reported in comparing the current period to the prior period. Please refer to the comparative quarterly results analysis for a general explanation of variances concerning the current six-month period that are not discussed below.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

RESULTS OF OPERATIONS
			Percent of Revenue
			Six Months Ended		Percent
	Six Months Ended September 30,		September 30,		Change
					2010
	2010	2009	2010	2009	vs. 2008

Revenue:
Commissions	$ 33,710,550	$ 31,070,736	81.5%	82.7%	8.5%
Advisory fees	6,505,142	5,303,741	15.7%	14.1%	22.7%
Other fee income	333,548	248,338	0.8%	0.7%	34.3%
Other revenue	823,297	927,819	2.0%	2.5%	-11.3%
Total revenue	41,372,537	37,550,634	100.0%	100.0%	10.2%

Expenses:
Commissions and advisory fees	32,622,913	28,726,295	78.9%	76.5%	13.6%
Compensation and benefits	4,049,078	3,489,510	9.8%	9.3%	16.0%
Regulatory, legal and professional services	2,120,309	1,126,983	5.1%	3.0%	88.1%
Brokerage, clearing and exchange fees	1,089,024	1,352,449	2.6%	3.6%	-19.5%
Technology and communications	630,972	541,558	1.5%	1.4%	16.5%
Marketing and promotion	637,032	473,808	1.5%	1.3%	34.4%
Occupancy and equipment	428,280	439,707	1.0%	1.2%	-2.6%
Other administrative	440,904	664,674	1.1%	1.8%	-33.7%
Interest	11,114	16,614	0.0%	0.0%	-33.1%
Total expenses	42,029,626	36,831,598	101.6%	98.1%	14.1%

Operating (loss) income	(657,089)	719,036	-1.6%	1.7%	-191.4%

(Benefit) provision for income taxes	(2,617)	460,804	-0.8%	1.2%	-100.6%

Net (loss) income	$ (654,472)	$ 258,232	-196.2%	104.0%	-353.4%

Adjusted EBITDA	$ (376,971)	$ 1,047,907	-113.0%	422.0%	-136.0%

Adjustments to conform Adjusted EBITDA to
GAAP Net income (loss):
Income tax benefit	473,767	252,446	142.0%	101.7%	87.7%
Interest expense	(11,114)	(16,614)	-3.3%	-6.7%	-33.1%
Income tax expense	(471,150)	(713,250)	-141.3%	-287.2%	-33.9%
Depreciation	(180,630)	(175,300)	-54.2%	-70.6%	3.0%
Non-cash compensation	(88,374)	(136,957)	-26.5%	-55.1%	-35.5%

Net (loss) income	$ (654,472)	$ 258,232	-196.2%	104.0%	-353.4%

     The Company reported a $0.66 million operating loss and a $0.10 per share net loss in the current period versus $0.72 million operating income or $0.04 per basic net income per share in the prior period. Adjusted EBITDA was $0.38 million loss as a result of increased operating expenses, estimated reserves for regulatory and legal settlements in particular.

REVENUE

     Revenues increased by $3.8 million, or 10.2%, led by a $2.64 million, or 8.5%, increase in commissionable revenues reflecting circumstances set forth in the quarterly analysis. Brokerage and mutual fund sales also rose.

     The rise in advisory services revenue was led by results from our A-MAP program, slightly offset by a decline in revenue from our advisory fee wrap program.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

EXPENSES

     Total expenses increased by $5.20 million, or 14.1%, increase in total expenses was due principally to increases in commissions and advisory fees paid to representatives, compensation, and regulatory, legal and professional fees, partially offset by a decrease in brokerage and clearing fees and other administrative expenses.

     The rise in marketing and promotion expenses reflects increased costs for advertisements in financial services periodicals.

     We have an income tax benefit of $0.03 million for the three months ended September 30, 2010 as compared to $0.46 million income tax provision for the prior period.

OPERATING AND NET INCOME

     Historically, the Company’s overall results have been correlated to activity levels in the U.S. equity markets. The Company is currently operating in a challenging environment: the lingering effects of the recent recession and financial services industry issues such as credit quality and illiquidity are believed to continue to negatively impact activity levels. Nonetheless, substantially all the Company’s revenue categories realized improvement in the current three and six month periods as the equity markets and overall economy showed signs of recovery.

     The Company’s reported three and six month operating and net losses are attributable primarily to regulatory and legal settlement reserves as well as the legal fees to defend the firm in numerous complaints.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of liquidity remains cash flows from operations, primarily from our broker-dealer and investment advisory business. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

     As of September 30, 2010, cash and cash equivalents totaled $6.24 million as compared to $5.81 million as of March 31, 2010. Working capital as of September 30, 2010 was $5.59 million as compared to $6.66 million as of March 31, 2010. The ratio of current assets to current liabilities was 1.75 to 1 as of September 30, 2010 as compared to 1.84 to 1 as of March 31, 2010.

     Operations provided $1.30 million in cash for the quarter ended September 30, 2010, as compared to $0.38 million of operating cash used in the prior period, principally due to a change in our accounts receivable, ‘ firm accounts,’ held at our clearing firm.

     Net cash flows from investing activities represent collections in principal payments on a note receivable offset by capital expenditures.

     Cash flows for financing activities in the current period were similar to the prior period as we paid $0.79 million and$0.84 million in loan payments to finance E&O insurance premiums, respectively, for the periods ended September 30, 2010 and 2009.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010 REGULATORY NET CAPITAL

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

     As of September 30, 2010, ICC had net capital of $2.72 million (i.e., an excess of $2.22 million) and a 2.78 to 1 net capital ratio as compared to net capital of approximately $3.39 million (i.e., an excess of $2.91 million) and a 2.13 to 1 net capital ratio as of March 31, 2010.

     Maintenance of the Company’s net capital is dependent upon sufficient income and cash flow from operations. The decrease in net capital during the current period resulted primarily from increases in legal fees and settlement costs that have impacted the firm’s results of operations during the current period.

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

     The total minimum rental due in future periods under these existing agreements is as follows as of September 30, 2010:

2011	$ 197,134
2012	381,350
2013	283,922
2014	276,354
2015	282,214
2016 and thereafter	24,000
$ 1,444,974

     Total lease expense approximated $0.08 and $0.09 million for the three months ended September 30, 2010 and 2009, respectively, and approximated $0.16 and $0.22 million for the six months ended September 30, 2010 and 2009, respectively.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

     As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated an communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

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

ITEMS 2 – 5.

      None.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

ITEM 6. EXHIBITS
Exhibit
Number	Description	Location
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(3)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (4)	(10)(Exh. 10.2)
10.2	Employment Agreement with Timothy B. Murphy (4)	(10)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (4)	(5)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (4)	(3)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (4)	(6)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (4)	(7)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (4)	(8)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (4)	(8)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (4)	(10)(Exh. 10.3)
14.1	Code of Business Conduct and Ethics	(9)(Exh. 5.05)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the indicated exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2007.
(3)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form SB- 2 (File No. 333-05327) filed August 14, 2000.
(4)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.
(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.
(8)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2008.
(9)	Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed September 26, 2007.
(10)	Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed April 21, 2010.

     Any exhibit not included with this Form 10-Q when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA01940-2320.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Kathleen L. Donnelly Chief Accounting Officer (Duly authorized officer) Date: November 12, 2010

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

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

Date: November 12, 2010 By: /s/ Timothy B. Murphy Timothy B. Murphy, President, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

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

Date: November 12, 2010 By: /s/ Kathleen L. Donnelly Kathleen L. Donnelly Chief Financial Officer (Principal financial officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

Exhibit 32.1 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: November 12, 2010

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended September 30, 2010

Exhibit 32.2 CERTIFICATION

I, Kathleen L. Donnelly, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: November 12, 2010

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly Chief Financial Officer (Principal financial officer)