Form 10-Q
period 2010-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2011-02-11
CIK 1001871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C.20549 _____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010 Commission File Number: 333-43664

INVESTORS CAPITAL HOLDINGS, LTD. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3284631 (I.R.S. Employer Identification No.)
230 Broadway E. Lynnfield, Massachusetts01940 (Address of principal executive offices)

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

     There were 6,615,122 shares outstanding of the issuer’s common stock, par value $.01 per share, as of February 07, 2011.

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

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
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES

--------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2010	March 31, 2010
Assets
Current Assets
Cash and cash equivalents	$ 5,084,390	$ 5,812,865
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	6,333,753	6,042,188
Note receivable - (current)	108,465	140,598
Loans receivable from registered representatives (current), net of allowance	1,138,383	769,263
Prepaid income taxes	364,026	559,007
Securities owned at fair value	2,753	57,933
Investments	50,000	50,000
Prepaid expenses	641,632	957,674
	13,898,402	14,564,528

Property and equipment, net	675,302	774,182
Long Term Investments
Loans receivable from registered representatives	247,356	292,884
Note receivable	495,000	595,000
Investments	206,475	184,319
Non-qualified deferred compensation investment	1,003,504	929,897
Cash surrender value life insurance policies	655,047	551,398
	2,607,382	2,553,498
Other Assets
Other assets	56,543	25,069
Deferred tax asset, net	958,693	838,773
Capitalized software, net	102,925	138,497
	1,118,161	1,002,339

TOTAL ASSETS	$ 18,299,247	$ 18,894,547

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 1,227,145	$ 817,761
Accrued expenses	1,553,133	2,358,656
Commissions payable	2,703,163	3,488,415
Notes payable	50,784	1,130,922
Unearned revenues	1,655,431	101,931
Securities sold, not yet purchased, at fair value	-	5,693
	7,189,656	7,903,378
Long-Term Liabilities
Non-qualified deferred compensation plan	1,065,634	793,735
	1,065,634	793,735

Total liabilities	8,255,290	8,697,113
Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,619,748 issued and 6,615,863 outstanding at December 31, 2010;
6,595,804 issued and 6,591,919 outstanding at March 31, 2010	66,197	65,958
Additional paid-in capital	12,231,361	12,095,862
Accumulated deficit	(2,272,882)	(1,964,084)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	49,416	29,833
Total stockholders' equity	10,043,957	10,197,434
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 18,299,247	$ 18,894,547

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
Revenue:
Commissions	$ 17,469,594	$ 17,170,742
Advisory fees	3,266,812	3,159,770
Other fee income	528,451	514,064
Other revenue	161,400	206,453
Total revenue	21,426,257	21,051,029

Expenses:
Commissions and advisory fees	16,600,763	15,998,733
Compensation and benefits	2,157,884	1,820,196
Regulatory, legal and professional services	549,546	579,701
Brokerage, clearing and exchange fees	481,837	778,837
Technology and communications	311,178	287,270
Marketing and promotion	406,945	296,180
Occupancy and equipment	232,802	202,643
Other administrative	366,757	370,018
Interest	3,472	1,536
Total operating expenses	21,111,184	20,335,114

Operating income	315,073	715,915

(Benefit) povision for income taxes	(30,601)	287,857

Net income	$ 345,674	$ 428,058

Basic net income per share	$ 0.05	$ 0.07

Diluted net income per share	$ 0.05	$ 0.07

Basic dividends per common share	$ -	$ -

Shares used in basic per share calculations	6,566,542	6,514,017

Shares used in diluted per share calculations	6,704,651	6,514,017

See Notes to Condensed Consolidated Financial Statements

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
Revenue:
Commissions	$ 51,180,144	$ 48,241,478
Advisory fees	9,771,954	8,463,511
Other fee income	861,998	762,402
Other revenue	984,697	1,134,273
Total revenue	62,798,793	58,601,664

Expenses:
Commissions and advisory fees	49,223,674	44,725,026
Compensation and benefits	6,206,962	5,309,706
Regulatory, legal and professional services	2,669,855	1,731,934
Brokerage, clearing and exchange fees	1,570,861	2,131,287
Technology and communications	914,590	828,829
Marketing and promotion	1,043,976	769,988
Occupancy and equipment	688,643	642,351
Other administrative	807,661	1,009,440
Interest	14,587	18,150
Total operating expenses	63,140,809	57,166,711

Operating (loss) income	(342,016)	1,434,953

(Benefit) provision for income taxes	(33,218)	748,661

Net (loss) income	$ (308,798)	$ 686,292

Basic and diluted (loss) net income per share	$ (0.05)	$ 0.11

Basic dividends per common share	$ -	$ -

Shares used in basic and diluted per share calculations	6,525,347	6,497,885

See Notes to Condensed Consolidated Financial Statements

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net (loss) income	$ (308,798)	$ 686,292
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	315,667	261,330
Valuation allowance income taxes	-	24,008
Deferred taxes	(119,920)	228,440
Stock-based compensation	135,737	191,449
Unrealized loss in marketable securities	1,061	748
Non-qualified deferred compensation investment	23,374	16,366
Loss on disposal of equipment	-	1,199
Market adjustment cash surrender value life insurance policy	(12,985)	(31,365)
Charge to commission expense (forgivable loans)	232,495	98,684
Registerred representative loans written off	-	(126,311)
Allowance for doubtful accounts on loans receivable, net of recovery	20,733	76,710
Change in operating assets and liabilities:
Accounts receivable	(291,565)	(511,783)
Prepaid expenses and other	454,292	272,579
Loans receivable from registered representatives	(576,820)	(76,628)
Income taxes	194,981	570,175
Accounts receivable-Fidelity Bond	-	956,223
Accounts payable	409,384	(1,400,494)
Securities, net	48,426	74,555
Accrued expenses	(805,523)	(1,507,522)
Commissions payable	(785,252)	(423,608)
Unearned revenues	1,553,500	1,405,879
Net cash provided by operating activities	488,787	786,926

Cash flows from investing activities:
Acquisition of property and equipment	(176,020)	(69,961)
Cash surrender value life insurance policies	(90,664)	(90,664)
Payment on note receivable	132,133	(141)
Purchase of investments	(2,573)	(53,264)
Capital expenditures	-	(130,781)
Net cash used in investing activities	(137,124)	(344,811)

Cash flows from financing activities:
Payments on note payable	(1,080,138)	(1,044,805)
Net cash used in financing activities	(1,080,138)	(1,044,805)

Net decrease in cash and cash equivalents	(728,475)	(602,690)
Cash and cash equivalents, beginning of period	5,812,865	6,151,613
Cash and cash equivalents, end of period	$ 5,084,390	$ 5,548,923

Supplemental disclosures of cash flow information:
Interest paid	$ 14,587	$ 18,150
Income taxes paid	$ 37,000	$ 140,094

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

     INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Incorporated in 1995 under Massachusetts law and redomesticated under Delaware law in November 2007, Investors Capital Holdings, Ltd. ("ICH") is a holding company whose wholly-owned subsidiaries assist a nationwide network of independent registered representatives ("representatives") in providing a diversified line of financial services to the public including securities brokerage, investment advice, asset management, financial planning and insurance. Our subsidiaries include the following:

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

INTERIM FINANCIAL REPORTING:

     The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and nine month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2010 filed with the SEC.

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

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

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

     Administration Fees. Administration fees for services rendered to the Company’s representatives with respect to annual FINRA license renewals and Error and Omissions (“E&O”) insurance are recognized as revenue upon registration of the representative with FINRA and listing of the registered representative with the E&O insurance carrier. The funds received from the registered representative are initially recorded as unearned revenue. The amounts collected in excess of the E & O insurance premium and/or fees due FINRA, if any, are recognized as revenue. Fees collected to maintain books and records are deferred and recognized ratably throughout the year.

     Other Revenue. Revenue from marketing associated with product sales is recognized quarterly based on production levels. Marketing event revenues are recognized at the commencement of each event offset by its costs.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits for cash and cash equivalents not covered by the Depositors Insurance Fund of Massachusetts. Cash and cash equivalents held at our clearing broker-dealer are fully insured up to $500,000.

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

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

     Loans to Representatives. Management performs periodic evaluations and provides an allowance based on the assessment of specifically identified unsecured receivables and other factors, including the representative's payment history and production levels. Once it is determined that it is both probable that a loan has been impaired, typically due to the termination of the relationship, and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified. Loans charged to commission expense, upon the representative meeting their respective forgiveness target totaled $232,495 and $98,684 for the nine months ended December 31, 2010 and 2009. See “Note 6, Loans to Registered Representatives”.

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

Income Taxes

     The Company uses the asset and liability method to account for income taxes, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or loss in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company had previously recorded a valuation allowance against certain deferred tax assets. Management continues to believe it is more likely than not that the remaining deferred tax assets will be realized.

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

Subsequent Events

      The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such material events requiring disclosure in the financial statements.

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

     The Company's reportable operating segments are (i) broker/dealer and related services offered through ICC and (ii) investment advisory services offered through ICC, doing business as ICA. The segments are strategic business units that are managed separately. They operate under different regulatory systems, provide different services and require distinct marketing strategies and varied technological and operational support. They also have differing revenue models; ICC earns transactional commissions and various fees in connection with the brokerage of securities for its customers, whereas ICA generates recurring revenue from fees that are based on the value of assets under management.

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

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

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

       Segment reporting is as follows:

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

Segment reporting is as follows for the quarter ended:
	December 31,
	2010	2009
Non-interest revenues:
ICC brokerage services	$ 18,064,481	$ 17,757,250
ICA asset management services	3,294,422	3,217,189
ICH loss on investment	(10,994)	(9,005)
Total	21,347,909	20,965,434

Interest and dividend income, net:
ICC	$ 76,492	$ 83,402
ICH	1,843	2,180
ICH Securities	13	13
Total	78,348	$ 85,595

Depreciation and amortization expenses:
ICC brokerage services	$ 106,310	$ 84,863
ICA asset management services	1,167	1,167
Total	107,477	$ 86,030

Operating income (loss):
ICC brokerage services	$ 153,375	$ 488,676
ICA asset management services	270,865	336,727
ICH	(109,180)	(109,501)
ICH Securities	13	13
Total	$ 315,073	$ 715,915

Period end total assets:
ICC brokerage services	$ 15,358,571	$ 14,317,172
ICA asset management services	1,296,301	1,223,954
ICH	2,551,460	3,003,951
ICH Securities	10,277	10,226
Corporate items and eliminations	(917,362)	(1,451,228)
Total	$ 18,299,247	$ 17,104,075

Corporate items and eliminations:
Inter-company eliminations	$ (759,631)	$ (831,458)
Income taxes	(157,731)	(619,770)
Total	$ (917,362)	$ (1,451,228)

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

Segment reporting is as follows for the nine months ended:
	December 31,
	2010	2009
Non-interest revenues:
ICC brokerage services	$ 52,687,838	$ 49,683,146
ICA asset management services	9,880,735	8,645,775
ICH loss on investment	(32,857)	(18,365)
Total	$ 62,535,716	$ 58,310,556

Interest and dividend income, net:
ICC	$ 260,288	$ 284,058
ICH	2,750	7,012
ICH Securities	39	38
Total	$ 263,077	$ 291,108

Depreciation and amortization expenses:
ICC brokerage services	$ 314,500	$ 257,830
ICA asset management services	1,167	3,500
Total	$ 315,667	$ 261,330

Operating income (loss):
ICC brokerage services	$ (932,595)	$ 1,448,985
ICA asset management services	892,007	807,323
ICH	(301,467)	(821,393)
ICH Securities	39	38
Total	$ (342,016)	$ 1,434,953

Period end total assets:
ICC brokerage services	$ 15,358,571	$ 14,317,172
ICA asset management services	1,296,301	1,223,954
ICH	2,551,460	3,003,951
ICH Securities	10,277	10,226
Corporate items and eliminations	(917,362)	(1,451,228)
Total	$ 18,299,247	$ 17,104,075

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

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

     The Company maintains Errors and Omissions ("E&O") insurance to protect itself from potential damages and/or legal costs associated with certain litigation and arbitration proceedings and, as a result, in the majority of cases the Company’s exposure is limited to $100,000 in any one case, subject to policy limitations and exclusions. The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to $350,000 deductible per case, subject to policy limitations and exclusions. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters.

     The Company had accrued liabilities of $1,500,000 and $765,000 as of December 31, 2010 and March 31, 2010, respectively, related to legal fees and estimated probable settlement costs relating to the Company’s defense in various lawsuits. Some of the legal and regulatory matters could require the Company to pay damages or make other expenditures or establish reserves for amounts that could not be reasonably estimated and which could exceed those accrued as of December 31, 2010.

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

Stock Awards

     Shares of stock granted under Company’s equity incentive plans (the “Equity Plans”) as of December 31, 2010 have been either fully vested at date of grant or subject to vesting over time periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability. The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

       The following activity occurred during the three months ended December 31, 2010:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at October 1, 2010	67,456	$ 3.73	1.47 years	$ 251,611
Granted	-	$ -		-
Vested	(14,812)	$ 3.74		(55,397)
Canceled	(5,268)	$ 3.77		(19,860)
Non-vested at December 31, 2010	47,376	$ 3.74	2.00 years	$ 177,186

      The following activity occurred during the nine months ended December 31, 2010:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1, 2010	62,863	$ 3.50		$ 220,021
Granted	30,000	$ 4.13		123,900
Vested	(39,430)	$ 3.69		(145,497)
Canceled	(6,057)	$ 3.58		(21,684)
Non-vested at December 31, 2010	47,376	$ 3.74	2.00 years	$ 177,186

     The Company’s net loss for the three months ended December 31, 2010 includes $27,146 of compensation costs related to the Company’s grants of restricted stock to executives and employees and $20,216 for grants to independent representatives, under the Plan. The Company’s net income for the three months ended December 31, 2009 includes $33,635 of compensation costs related to the Company’s grants of restricted stock to executives and employees and $34,443 for grants to independent representatives, under the Equity Plans.

     The Company’s net loss for the nine months ended December 31, 2010 includes $81,727 of compensation costs related to the Company’s grants of restricted stock to executives and employees and $54,010 for grants to independent representatives, under the Plan. The Company’s net income for the nine months ended December 31, 2009 includes $96,544 of compensation costs related to the Company’s grants of restricted stock to executives and employees and $94,905 for grants to independent representatives, under the Equity Plans.

     As of December 31, 2010 there was $215,615 of unrecognized compensation cost related to grants under the Equity Plans.

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

Stock Option Grants

     The following table summarizes information regarding the Company's employee and director fixed stock options as of December 31, 2010 and, 2009:

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

     The following table summarizes further information about employee and Directors' fixed stock options outstanding as of December 31, 2010:

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

     The Note provides for a principal amount of $747,617, quarterly payments of interest accruing thereon at 5.5% and a full payment on or before October 31, 2010. The terms of this note were modified, effective March 3, 2010. Specifically, the maturity was extended for four years to October 31, 2014. Total outstanding as of December 31, 2010 and March 31, 2010 was $603,465 and $735,598, respectively. Prepayments are permitted without penalty. The interest accrued on this note was $8,482 and $2,981, respectively, at December 31, 2010 and March 31, 2010.

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

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

     Some loans to registered representatives are not subject to a forgiveness contingency. These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid. Interest charged on these loans to representatives range from 3% to 11.25% annually. Loans to registered representatives included in receivables from employees and registered representatives are as follows at December 31, 2010 and March 31, 2010.

       Loans to registered representatives are as follows:

	December 31,	March 31,
	2010	2010
Loans to representatives
Forgiveable	$ 753,309	$ 854,005
Other loans	689,535	244,514
Less: allowance	(57,105)	(36,372)
Total loans	$ 1,385,739	$ 1,062,147

NOTE 7 – SHORT –TERM INVESTMENTS

     As of December 31, 2010, the Company owned investments classified as held to maturity through March 12, 2011. These investments are presented at face value as follows:

Purchase Date	Purchase Price	Description	Face Value	Interest Date

Insight Real Estate Series 2007-A
12/1/2009	$ 50,000	Secured Debentures	$ 50,000	Quarterly

Investors Capital Holdings, Ltd. Report on form 10-Q Quarter Ended December 31, 2010

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

     The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of December 31, 2010 and March 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2010 Fair Value Measurements of Reporting Date Using:

		Quotes Prices in	Significant
		Active Markets for	Other	Significant
	Total Fair Value of	Identical Assets	Observable	Unobservable
	Asset or Liability	(Level 1)	Input (Level 2)	Inputs (Level 3)
Investments	$ 206,475	$ 206,475	$ -	$ -
Mutual funds	26,896	26,896
Securities owned at fair value	2,753	2,753	-	-
Total assets	$ 236,124	$ 236,124	$ -	$ -

March 31, 2010 Fair Value Measurements of Reporting Date Using:

Quotes Prices in
		Active Markets for	Significant Other	Significant
	Total Fair Value of	Identical Assets	Observable Input	Unobservable
	Asset or Liability	(Level 1)	(Level 2)	Inputs (Level 3)
Investments	$ 184,319	$ 184,319	$ -	$ -
Securities owned at fair value	57,933	57,933	-	-
Total assets	$ 242,252	$ 242,252	$ -	$ -

Securities sold, not yet purchased, at fair value	$ 5,693	$ 5,693	$ -	$ -
Total liabilities	$ 5,693	$ 5,693	$ -	$ -

Investors Capital Holdings, Ltd. report on form 10-Q
Quarter Ended December 31, 2010

NOTE 9 – NON-QUALIFIED DEFERRED COMPENSATION PLAN

     Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan. ICC is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan. The total amount of deferred compensation was $57,315 and $201,812 for the three and nine months ended December 31, 2010 and $62,563 and $221,921 respectively, for the three and nine months ended December 31, 2009.

NOTE 10 – LINE OF CREDIT

     The Company has a line of credit (“Line”) with maximum borrowings of $1,000,000. The Line became effective on November 22, 2010, and is subject to annual renewal. The Line has not yet been utilized, therefore no balance is outstanding at December 31, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis reviews our consolidated financial condition as of December 31, 2010 and March 31, 2010, the consolidated results of operations for the three months and nine months ended December 31, 2010 and 2009 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three or nine months ended December 31, 2010, (ii) the “prior period” means the three or nine months ended December 31, 2009, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

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

Investment Advisory Services

     We provide investment advisory services, including asset allocation and portfolio rebalancing, for our representative’s customers through ICA.

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

OUR PROCESS

Online Brokerage

     Registered representatives have direct market access to submit security transactions for their clients through the use of an online brokerage platform for trade execution serviced by Pershing LLC acting as our clearing firm.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

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

     A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period. Data for the 12-month periods ended December 31, 2010 and 2009 are presented below:

	Twelve months ended		Increase/	% Increase/
	December 31, 2010	December 31, 2009	decrease	decrease
Rep-generated revenue:
Commission	$ 67,935,853	$ 62,720,527	$ 5,215,326	8.3%
Advisory	13,107,338	10,825,564	2,281,774	21.1%
Other fee income	1,113,314	890,424	222,890	25.0%
	$ 82,156,505	$ 74,436,515	$ 7,719,990	10.4%

Number of representatives	566	577	(11)	-1.9%

Average revenue per representative	$ 145,153	$ 129,006	$ 16,147	12.5%

     The 12.5% growth in per capita rep-generated revenue for the rolling twelve month period reflects double-digit growth in commissions from brokerage, modest revenue growth in advisory fees with market appreciation, and paring back of lower-producing registered representatives.

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

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009:

RESULTS OF OPERATIONS
			Percentage of Revenue		Percent
	Quarter Ended December 31,		Quarter Ended December 31,		Change
	2010	2009	2010	2009	2010 vs 2009

Revenue:
Commissions	$ 17,469,594	$ 17,170,742	81.5%	81.6%	1.7%
Advisory fees	3,266,812	3,159,770	15.2%	15.0%	3.4%
Other fee income	528,451	514,064	2.5%	2.4%	2.8%
Other revenue	161,400	206,453	0.8%	1.0%	-21.8%
Total revenue	21,426,257	21,051,029	100.0%	100.0%	1.8%

Expenses:
Commissions and advisory fees	16,600,763	15,998,733	77.4%	75.9%	3.8%
Compensation and benefits	2,157,884	1,820,196	10.1%	8.6%	18.6%
Regulatory, legal and professional services	549,546	579,701	2.6%	2.8%	-5.2%
Brokerage, clearing and exchange fees	481,837	778,837	2.2%	3.7%	-38.1%
Technology and communications	311,178	287,270	1.5%	1.4%	8.3%
Marketing and promotion	406,945	296,180	1.9%	1.4%	37.4%
Occupancy and equipment	232,802	202,643	1.1%	1.0%	14.9%
Other administrative	366,757	370,018	1.7%	1.8%	-0.9%
Interest	3,472	1,536	0.0%	0.0%	126.0%
Total expenses	21,111,184	20,335,114	98.5%	96.6%	3.8%

Operating income	315,073	715,915	1.5%	3.4%	-56.0%

(Benefit) provision for income taxes	(30,601)	287,857	-0.1%	1.4%	-110.6%

Net income	$ 345,674	$ 428,058	1.6%	2.0%	-19.2%

Adjusted EBITDA	$ 473,384	$ 857,973	2.2%	4.1%	-44.8%

Adjustments to conform Adjusted EBITDA
to GAAP Net income:
Income tax benefit	37,348	-	0.2%	0.0%	100.0%
Interest expense	(3,472)	(1,536)	0.0%	0.0%	126.0%
Income tax expense	(6,746)	(287,857)	0.0%	-1.4%	-97.7%
Depreciation and amortization	(107,477)	(86,030)	-0.5%	-0.4%	24.9%
Non-cash compensation	(47,363)	(54,492)	-0.2%	-0.3%	-13.1%

Net income	$ 345,674	$ 428,058	1.6%	2.0%	-19.2%

     The Company reported a $0.35 million net income or a $0.05 basic and diluted net income per share in the current period versus $0.43 million net income or $0.07 basic net income per share in the prior period. Net income decreased $0.08 million, due primarily to increases in compensation and marketing expenses.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

REVENUE

     A 1.8% increase in revenues was due primarily to a rise in commissionable revenues as markets continued to rebound from the recent recession. Commission revenue growth was led by an increase in sales of transaction based products sold through our trade desk that was partially offset by a decrease in sales from variable annuity products.

     Advisory services revenue rose modestly. Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to contribute the majority of advisory services revenue.

     Other fee income, primarily comprised of licensing and annual administrative fees, as well as financial planning fees, was consistent in comparing the current period to the prior period.

     The decrease in other revenue, which consists of net marketing revenues and interest income, was the result of the timing of our advisor conferences, specifically October in the current period versus May in the prior period, as well as higher direct investment marketing allowances received from product sponsor programs, largely based on sales volumes.

EXPENSES

     Total expenses increased by $0.78 million, or 3.8%, principally as a result of increases in commissions and advisors fees paid to our representatives, compensation, and marketing and promotion. These increases were partially offset by decreases in brokerage and clearing fees.

     Commissions and advisory fees paid to our representatives represent a percentage of revenue generated by them; accordingly, much of the increase in commissions and advisor fees reflects a corresponding increase in commission and advisory fee revenue.

     The increase in compensation and benefits is attributed largely to reinstatement of salaries to levels prior to the implementation of cost controls initiated in January 2009, as well as an increase in headcount in our technology, compliance, and communication teams. Additionally, the Company experienced a 30% increase in healthcare costs as compared to the same period last year.

     A decline in brokerage, clearing and exchange fees was primarily due to the restructuring of our current clearing agreement, as well as decreased costs in connection with transferring new brokerage accounts to this platform.

       The rise in marketing and promotion expenses, reflecting a cautious expansion of our operating expenses, was led by increases in advertisements in strategic financial services publications, general marketing, in-house fulfillment services and targeted recruitment mail campaigns.

     We had an income tax benefit of $0.03 million for the three months ended December 31, 2010 as compared to $0.29 million income tax provision for the prior period. The income tax rates for the 2010 and 2009 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the permanent differences for each of the periods presented.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

     Explanation of results reported in the current nine month period compared to the prior nine month period may be consistent with the comparative quarterly results reported in comparing the current period to the prior period. Please refer to the comparative quarterly results analysis for a general explanation of variances concerning the current nine-month period that are not discussed below.

COMPARISON OF THE NINE MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009:

RESULTS OF OPERATIONS
			Percent of Revenue
			Nine Months Ended		Percent
	Nine Months Ended December 31,		December 31,		Change
					2010
	2010	2009	2010	2009	vs. 2009

Revenue:
Commissions	$ 51,180,144	$ 48,241,478	81.4%	82.4%	6.1%
Advisory fees	9,771,954	8,463,511	15.6%	14.4%	15.5%
Other fee income	861,998	762,402	1.4%	1.3%	13.1%
Other revenue	984,697	1,134,273	1.6%	1.9%	-13.2%
Total revenue	62,798,793	58,601,664	100.0%	100.0%	7.2%

Expenses:
Commissions and advisory fees	49,223,674	44,725,026	78.2%	76.3%	10.1%
Compensation and benefits	6,206,962	5,309,706	9.9%	9.1%	16.9%
Regulatory, legal and professional services	2,669,855	1,731,934	4.3%	3.0%	54.2%
Brokerage, clearing and exchange fees	1,570,861	2,131,287	2.5%	3.6%	-26.3%
Technology and communications	914,590	828,829	1.5%	1.4%	10.3%
Marketing and promotion	1,043,976	769,988	1.7%	1.3%	35.6%
Occupancy and equipment	688,643	642,351	1.1%	1.1%	7.2%
Other administrative	807,661	1,009,440	1.3%	1.7%	-20.0%
Interest	14,587	18,150	0.0%	0.0%	-19.6%
Total expenses	63,140,809	57,166,711	100.5%	97.6%	10.5%

Operating (loss) income	(342,016)	1,434,953	-0.5%	2.4%	-123.8%

(Benefit) provision for income taxes	(33,218)	748,661	-0.1%	1.3%	-104.4%

Net (loss) income	$ (308,798)	$ 686,292	-0.5%	1.2%	-145.0%

Adjusted EBITDA	$ (27,824)	$ 1,905,882	0.0%	3.3%	-101.5%

Adjustments to conform Adjusted EBITDA to
GAAP Net income (loss):
Income tax benefit	473,767	-	0.8%	0.0%	100.0%
Interest expense	(14,587)	(18,150)	0.0%	0.0%	-19.6%
Income tax expense	(471,150)	(748,661)	-0.8%	-1.3%	-37.1%
Depreciation and amortization	(180,630)	(261,330)	-0.3%	-0.4%	-30.9%
Non-cash compensation	(88,374)	(191,449)	-0.1%	-0.3%	-53.8%

Net (loss) income	$ (308,798)	$ 686,292	-0.5%	1.2%	-145.0%

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

     The Company reported a $0.31 million net loss and a $0.05 net loss per share in the current period versus $0.69 million net income or $0.11 basic net income per share in the prior period. Net income decreased by $1.0 million as a result of increases in operating expenses, estimated reserves for regulatory and legal settlements and defense costs, and marketing and promotion.

REVENUE

     Revenues grew by $4.20 million, or 7.2%, led by a $2.94 million, or 6.1%, increase in commissionable revenues resulting from increases in brokerage as well as the improved stock market performance relative to 2009. There was also strong growth from our direct check and application business, notably, commissions from mutual fund sales. The Company has been actively rebalancing its product strategy and investment library to bolster sustainable revenue growth.

     The rise in advisory fees was led by new assets invested into our A-MAP program, slightly offset by a decline in revenue from our advisory fee wrap program. The increase in our fee base revenue reflected the rebounding equity market, which significantly increased the value of the underlying assets.

EXPENSES

     A $5.97 million, or 10.5%, increase in total expenses was due principally to increases in commissions and advisory fees paid to representatives, compensation, and regulatory, legal and professional fees, partially offset by a decrease in brokerage and clearing fees and other administrative expenses.

      Legal and professional fees increased as a result of defense counsel costs as well as estimated settlement reserves related to a rise in litigation, claims and regulatory actions; including an administrative fine stemming from settled regulatory matters. In addition, some of this increase  is a continuing aftermath from recession-related investor losses incurred in real estate and other alternative investments.

      Administrative expenses declined as a result of a decrease in bad debts from loans to our registered representatives, but otherwise other expenses were consistent with the prior period.

OPERATING AND NET INCOME

     Historically, the Company’s overall results have been correlated to activity levels in the U.S. equity markets. The Company is currently operating in a challenging environment. Lingering effects of the recent recession and related financial services industry issues, such as credit quality and illiquidity problems with certain investment vehicles, continue to negatively affect financial performance. Nonetheless, most of the Company’s revenue categories realized improvement in the current three and nine month periods as the equity markets and overall economy showed signs of recovery.

       Operating and net income declined for the three and nine month comparative periods as a modest increase in representative-produced revenues and reduced clearing and execution fees were not enough to offset increases in operating expenses including commissions and advisory fees payouts, compensation, regulatory and legal, and marketing and promotion.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity remains cash flows from operations, primarily from our broker-dealer and investment advisory business. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

     As of December 31, 2010, cash and cash equivalents totaled $5.08 million as compared to $5.81 million as of March 31, 2010. Working capital as of December 31, 2010 was $6.71 million as compared to $6.66 million as of March 31, 2010. The ratio of current assets to current liabilities was 1.93 to 1 as of December 31, 2010 as compared to 1.84 to 1 as of March 31, 2010.

       Operations provided $0.49 million in cash for the current period, as compared to $0.79 million of operating cash provided in the prior period, principally due to changes in our loans from registered representatives, as well accrued expenses which grew largely as a result of a regulatory action settled October 2010. Another driver of changes to our net cash flows from operating activities, was the reported $0.31 million net loss in the current period, whereas, the Company reported a $0.69 million net profit in the prior period.

     Net cash flows used in investing activities in the current period represent purchases in equipment, collections in principal payments on a note receivable, and contributions on a key man life policy.Net cash flows used in the prior period were consistent with the current period’s investing activities except that there were no principal payment collections on a note receivable and the Company had capital expenditures for software developed for internal use.

     Cash flows for financing activities in the current period were similar to the prior period as we paid $1.08 million and$1.04 million in loan payments to finance E&O insurance premiums, respectively, for the periods ended December 31, 2010 and 2009.

REGULATORY NET CAPITAL

     Cash disbursements can have a material impact on our registered broker dealer’s regulatory net capital. The SEC Uniform Net Capital Rule (Rule 15c3-1) requires that ICC, our broker-dealer subsidiary, maintain net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by ICC, and net capital includes ICC cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, ICC’s net capital ratio would exceed 10 to 1 or if ICC would have less than 120% of its minimum required net capital.

     As of December 31, 2010, ICC had net capital of $2.99 million (i.e., an excess of $2.51 million) and a 2.38 to 1 net capital ratio as compared to net capital of approximately $3.39 million (i.e., an excess of $2.91 million) and a 2.13 to 1 net capital ratio as of March 31, 2010.

     Maintenance of ICC’s net capital is dependent upon sufficient income and cash flows from operations. The decrease in net capital during the current period resulted primarily from increases in legal fees and settlement costs that have impacted the firm’s results of operations during the current period.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

COMMITMENTS AND CONTINGENCIES

     We are obligated under various lease agreements which are classified as operating leases. The terms of the leases expire between fiscal year 2010 and 2016. Options to renew for additional terms are included under the lease agreements. Certain office space leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes.

     The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2010 for the years ended,

March 31,
2011	$ 98,567
2012	381,350
2013	283,922
2014	276,354
2015	282,214
2016 and thereafter	24,000
$ 1,346,407

     Total lease expense for office space approximated $0.08 and $0.08 million for the three months ended December 31, 2010 and 2009, respectively, and approximated $0.25 and $0.25 million for the nine months ended December 31, 2010 and 2009, respectively.

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

     As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated an communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

     There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

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

ITEMS 2 – 5.

None.

Investors Capital Holdings, Ltd. report on form 10-Q
Quarter Ended December 31, 2010

ITEM 6. EXHIBITS
Exhibit
Number	Description	Location
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(3)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (4)	(10)(Exh. 10.2)
10.2	Employment Agreement with Timothy B. Murphy (4)	(10)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (4)	(5)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (4)	(3)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (4)	(6)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (4)	(7)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (4)	(8)(Exh. 10.8)
10.8	Form of February 2008 Stock Grant Agreement (4)	(8)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (4)	(10)(Exh. 10.3)
14.1	Code of Business Conduct and Ethics	(9)(Exh. 5.05)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the indicated exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2007.
(3)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form SB- 2 (File No. 333-05327) filed August 14, 2000.
(4)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.
(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.
(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.
(8)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2008.
(9)	Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed September 26, 2007.
(10)	Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed April 21, 2010.

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

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

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Kathleen L. Donnelly Chief Accounting Officer (Duly authorized officer) Date: February 11, 2011

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

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

Date:      February 11, 2011

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President,
Chief Executive Officer and Director
(Principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

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

Date:      February 11, 2011

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly Chief Financial Officer (Principal financial officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

Exhibit 32.1 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: February 11, 2011

By: /s/ Timothy B. Murphy

Timothy B. Murphy, President, Chief Executive Officer and Director (Principal executive officer)

Investors Capital Holdings, Ltd. report on form 10-Q Quarter Ended December 31, 2010

Exhibit 32.2 CERTIFICATION

I, Kathleen L. Donnelly, certify that this report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: February 11, 2011

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly Chief Financial Officer (Principal financial officer)