Form 10-K
period 2011-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2011-05-20
CIK 1001871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
MARCH 31, 2011

COMMISSION FILE NO. 333-43664

INVESTORS CAPITAL HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3284631 (I.R.S.Employer Identification No.)

230 Broadway East
Lynnfield, Massachusetts 01940
(781) 593-8565
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NYSE-Amex

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2011

     Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes [ ]	No [X]

     The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $12,568,461.

       As of May 11, 2011, there were outstanding 6,614,374 shares of the $0.01 par value per share Common Stock of the registrant.

     Document incorporated by reference: Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

THE COMPANY

     Investors Capital Holdings, Ltd. and its wholly-owned subsidiaries are often referred to in this report, both individually and collectively, as the "Company" or with terms such as "we", "us", "our" and the like. When being referred to individually without reference to the other components of the Company, Investors Capital Holdings, Ltd. and its wholly-owned subsidiaries, Investors Capital Corporation, ICC Insurance Agency, Inc. and Investors Capital Holdings Securities Corporation, are often referred to in this report as "ICH", "ICC", “ICC Insurance” and “ICH Securities”, respectively.

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

     Financial information pertaining to the Company for the fiscal years ended March 31, 2011 and 2010 is included in Part II of this document including, without limitation, financial statements and supplementary data in Item 8 thereof. See Part II, Item 8, Footnote 14 – “Segment Information” for information concerning each of the segments of the Company’s business with respect to the fiscal years ended March 31, 2011 and 2010, including revenues from external customers, a measure of profit or loss, and total assets.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

BROKER-DEALER SERVICES Investors Capital Corporation

     ICC is registered as a securities broker-dealer with the Financial Industry Regulatory Authority ("FINRA"), the SEC, the Municipal Securities Rule Making Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"). Headquartered in Lynnfield, Massachusetts, the wholly-owned subsidiary of ICH also is duly registered and doing business as a broker-dealer in all 50 states, the Commonwealth of Puerto Rico and the District of Columbia. ICC makes available multiple investment products and provides support, technology and back-office services to a network of producing (non-staff) independent registered representatives, of which there were 519 at March 31, 2011. Broker-dealer commissions and investment advisory fees generated by ICC's registered representatives represented the bulk of the Company's total revenues for the fiscal year ended March 31, 2011.

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

     Attracting and retaining experienced, productive registered representatives is an integral part of our growth strategy. Once recruited, we focus on enhancing our representatives' professional knowledge, skills and value to their clients.

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

Compensation to Representatives

     Commission payouts to our registered representatives are negotiated and generally represent a percentage of the gross dealer concession generated by them. Representatives grant to us the right to offset against commissions certain losses we may sustain as a result of their actions, errors or omissions. Our agreements with our representatives are terminable by either party with or without cause.

Support to Representatives

     We provide a variety of services and products to our representatives to enhance their professionalism and productivity.

     Technology Resources. Our technology offerings, including a client and enterprise website, enable our representatives and/or their clients to perform many tasks on-line, including:

  Opening of new accounts
  Monitoring of existing accounts
  Updating of client accounts
  Initiating and executing trading activities
  Viewing and downloading commission data

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

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

     Marketing. We provide advertising and public relations assistance to our representatives to enhance their profile, public awareness and professional stature in the public's eye, including FINRA-approved marketing materials, corporate and product brochures, client letters and website assistance.

     Supervision/Compliance. We maintain comprehensive broker-dealer and investment advisor compliance programs. Our home office licensing, compliance and risk management staffs include three dedicated attorneys. We also retain experienced supervisors in FINRA-recognized Offices of Supervisory Jurisdiction at our home office and in field offices across the country that are charged with compliance responsibilities for defined groups of registered representatives including, in particular, newly-affiliated representatives.

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

  Advertising and sales literature review
  Field inspections, followed up with written findings and remediation programs
  In-house publications, conference calls, webinars, workshops, seminars and other communications on compliance topics
  Assistance with customer complaints and regulatory inquiries
  Training at regional and national meetings
  IT tools designed to enhance compliance review and communication
  Interpretation of rules and regulations and general compliance training

     Clearing. We utilize the services of Pershing LLC, a subsidiary of Bank of New York Mellon, on a fee-for-service basis to provide orderly processing and clearing of most of our brokerage securities transactions. Services provided by Pershing include billing and credit extension, as well as control, receipt, custody and delivery of customer securities and funds.

INVESTMENT ADVISORY SERVICES

Investors Capital Advisory Services

     The Company’s investment advisory business is conducted through our broker-dealer subsidiary, ICC, doing business as Investors Capital Advisory Services (“ICA”).

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

Investment Advisor Representatives

     Each of our investment advisor representatives must satisfy licensing requirements of the states in which they operate prior to providing investment advisory services. As of March 31, 2011 367 independent investment advisor representatives registered with the various state securities departments were affiliated with ICA, which is consistent with the year earlier.

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

Fee-Based Compensation Structure

     In conformity with the requirements of the Investment Advisors Act of 1940 (the “Advisors Act”), compensation for our investment advisory services consists of an annual fee, assessed and earned quarterly, as a percentage of assets under management rather than a transaction-based commission or performance fee.

INSURANCE OPERATIONS

     In certain states a licensed insurance entity is required for ICC representatives to sell life insurance and annuity products to their clients. Accordingly, the Company operates ICC Insurance Agency, Inc., a wholly-owned subsidiary of ICH that is duly licensed for such purposes in states in which such licensing is required. All revenue realized by this entity flows through as revenue to ICC.

ICH SECURITIES

       ICH Securities holds cash for Company tax benefit purposes at the Massachusetts state level.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

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
Fiscal Year Ended March 31, 2011

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

HOW WE ARE REGULATED Broker-Dealer Regulation

     The securities industry is subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for administering the federal securities laws that apply to broker-dealers. ICC is a broker-dealer registered with the SEC. In addition to complying with the voluminous and complex rules set out in applicable statutes, including the Securities Act of 1933 and Securities Exchange Act of 1934 (as amended, the “Securities Act” and “Exchange Act”, respectively), and rules regulations promulgated thereunder, every registered broker-dealer that conducts business with the public is required to be a member of and subject to the jurisdiction and rules of FINRA.

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

Registered Investment Advisor Regulation

     The Advisors Act, and the rules promulgated thereunder, regulates the registration and compensation of investment advisors. Investment advisors are deemed to be fiduciaries for their clients and, as such, are held to a high standard of conduct. Investment advisors are subject to regulation and oversight by the SEC and the various states. Investment advisors are required to register with the SEC and/or appropriate state regulatory agencies, are required to periodically file reports, and are subject to periodic or special examinations. Rules promulgated under the Advisors Act govern many aspects of the investment advisory business, such as advertisements by investment advisors and the custody or possession of funds or securities of a client. Most states require registration by investment advisors, unless an exemption is available, and impose annual registration fees. Some states also impose minimum capital requirements. There can be no assurance that compliance with existing and future requirements and legislation will not be costly and time consuming or otherwise adversely impact our business in this area.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

Regulations Applicable to the Use of the Internet

     Due to the established popularity and use of the Internet and other online services, various regulatory authorities have adopted or are considering laws and/or regulations with respect to the internet or other online services covering issues such as user privacy, pricing, content copyrights and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.

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

EMPLOYEES

     As of March 31, 2011, we had 83 full-time employees, the majority of whom are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements on an as-needed basis to assist with various aspects of our business.

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

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth, as of May 16, 2011, certain information with respect to each of the executive officers of ICH:

     Theodore E. Charles, age 68, has served as a director and Chairman of the Board of the Company since its inception in July 1995. A founder of Investors Capital Holdings, Mr. Charles served as the Company’s Chief Executive Officer and President from 1995 until August 2009. Mr. Charles also has served as the Chief Executive Officer of ICC and the former subsidiary, Eastern Point Advisors (“EPA”), from their founding in 1994 and 1995, respectively, until August 2009. Mr. Charles served on the Board of Directors of Revere Savings Bank of Massachusetts from 1997 to 2001 and served on the Advisory Board of Danvers Savings Bank from 2001 to 2003. Mr. Charles currently holds various securities licenses, including series 6, 63, 7 and 24, has been a member of the Financial Planning Association since 1985 and formerly served as Chairman of the Shareholder Advisory Board of Life USA Insurance Company.

     Timothy B. Murphy, age 46, has served as a director of the Company since July 1995. A founder of the Company, Mr. Murphy has served as President and Chief Executive Officer since August 2009. He served as Executive Vice President and Chief Financial Officer of the Company from its inception until August and December 2009, respectively, and as President of ICC since its inception. He entered the securities industry in 1991 as an operations manager in the Boston regional office of Clayton Securities. By 1994, he was serving as compliance officer of BayBanks Brokerage and a vice president of G.R. Stuart & Company, another brokerage firm. Mr. Murphy holds various securities licenses including series 4, 7, 24, 27, 53, 63 and 65.

     Kathleen L. Donnelly, age 39, was promoted to Chief Financial Officer of the Company effective January 1, 2009 and serves as its principal financial officer. Prior to this appointment, Ms. Donnelly was employed by ICC as Corporate Accountant where she managed the Company’s Sarbanes-Oxley compliance readiness program and provided internal budgeting and financial analysis services. From January through April 2007, Ms. Donnelly was employed as an auditor at Nardella & Taylor, LLC, a public accounting firm. From 1997 through 2006, she was a practicing Certified Public Accountant as an Audit Manager with UHY, LLP (formerly Brown & Brown, LLP), the Company’s independent public accountants prior to the appointment of Marcum, LLP.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

       None

ITEM 2. PROPERTIES.

     Our principal executive offices, comprised of several office condominiums, are located in a 9,068 square foot facility at 230 Broadway, Lynnfield, MA. The Company also maintains an office in a 2,132 square foot facility at 218 Boston Street, Topsfield, MA. Both of these properties are leased from entities owned and controlled by the Chairman and principal shareholder of ICH for a combined annual rent of $291,200. The Company believes the annual base rent amounts are generally consistent with current market rates for comparable office space in the same geographic areas. The Lynnfield, MA lease was renewed and modified in October 2009 and will expire on March 31, 2015. Management believes that, while these premises are adequate for current business purposes, the Company’s need for office space could exceed the capacity of these locations in the future.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

     Previously, the Company leased 3,346 square feet of additional office space in a facility at Six Kimball Lane, Lynnfield, MA for approximately $70,266 per year under a lease that expired June 30, 2009. Additionally, the Company leases 1,357 square feet of office space in Miami, FL for approximately $53,927 per year under a lease expiring in November 2011.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     ICH's common stock has been trading on NYSE AMEX / Alternext US (“Amex”) (formerly, The American Stock Exchange) under the symbol "ICH" since February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of May 11, 2011, there were 6,614,374 shares outstanding and 245 registered holders thereof.

     The following table presents the high and low closing prices for the common stock of ICH on the Amex for the periods indicated:

	High	Low
Fiscal Year Ended March 31, 2011:
January 1, 2011 through March 31, 2011	$6.45	$4.03
October 1, 2010 through December 31, 2010	$4.55	$3.75
July 1, 2010 through September 30, 2010	$4.30	$2.35
April 1, 2010 through June 30, 2010	$2.40	$1.50

Fiscal Year Ended March 31, 2010:
January 1, 2010 through March 31, 2010	$1.70	$1.35
October 1, 2009 through December 31, 2009	$2.24	$1.34
July 1, 2009 through September 30, 2009	$3.19	$1.95
April 1, 2009 through June 30, 2009	$4.07	$1.53

CASH DIVIDENDS

     The Company did not pay any dividends on its common stock during the fiscal years ended March 31, 2011 and 2010.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

     We have no current intentions of paying dividends on shares of our common stock for the foreseeable future. In addition, the terms of our bank loan agreement with Commerce Bank & Trust Company restrict our ability to pay dividends. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. For further information regarding restrictions on our ability to transfer funds to our stockholders, see Part I, Item 1. “Business – How We Are Regulated” and Part II, Item 7. “Management's Discussion and Analysis – Liquidity and Capital Resources” in this Form 10-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

     The following table presents information as of March 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

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

     See “Footnote 18 – Benefit Plans” to the Company’s Financial Statements, contained in Part II, Item 8 of this Form 10-K, for a description of the material features of each compensation plan under which equity securities of the Company’s are authorized for issuance that was adopted without the approval of security holders.

RECENT SALES OF UNREGISTERED SECURITIES

       None.

ITEM 6. SELECTED FINANCIAL DATA.

       Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis reviews our consolidated financial condition as of March 31, 2011 and 2010, the consolidated results of operations for the years ended March 31, 2011 and 2010 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. Unless context requires otherwise, as used in this Management's Discussion and Analysis (i) the "current period" means the fiscal year ended March 31, 2011, (ii) the "prior period" means the fiscal year ended March 31, 2010, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

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

Recruitment and Support of Representatives

     A key component of our business strategy is to recruit well-established, productive representatives who provide superior service to their clients. Additionally, we assist our representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients. We focus on providing substantial added value to our representatives’ practices, enabling them to be more productive.

       Support provided to assist representatives in pursuing consistent, profitable sales growth takes many forms, including automated trading systems and other technology solutions, targeted financial assistance and a network of communication links with investment product companies. Regional and national conventions provide forums for interaction to improve product knowledge, sales and client satisfaction. In addition, we provide our representatives with programs and tools to grow their businesses both through new client acquisition and advancement of existing client relationships. These programs enhance our ability to attract and retain productive representatives.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

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

CRITICAL ACCOUNTING POLICIES

In General

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that of its significant accounting policies (detailed in Footnote 2 – Summary of Significant Accounts Policies to the Company’s Consolidated Financial Statements contained herein), those dealing with valuation of securities and other assets, revenue recognition and allowance for doubtful accounts receivable involve a particularly high degree of judgment and complexity. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts can and do differ from estimates and the difference can have a material effect on the consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

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

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

Regulatory and Legal Risk

     Regulatory and legal risk includes non-compliance with applicable legal and regulatory requirements and the risk of customer claims that could result in adverse judgments against us. We are subject to extensive regulation in the various jurisdictions in which we operate. We maintain a panoply of procedures to address issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer information and funds, the granting of credit, collection activities, money-laundering and record keeping. However, compliance procedures, no matter how stringent and comprehensive, can only limit, but not completely prevent, the institution of regulatory and legal proceedings, the institution, outcomes and consequences of which often cannot be reasonably foreseen or quantified in advance.

     In the normal course of business, we continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints concerning our activities as a broker-dealer, investment advisor, employer or otherwise. As experienced generally in the industry today, the volume of such complaints has generally trended upward over time, particularly in conjunction with market losses incurred by customers during the most recent financial downturn.

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

KEY INDICATORS OF FINANCIAL PERFORMANCE

     We periodically review and analyze our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business. Key metrics in this process include productivity and practice diversification of representatives, top line commission and advisory services revenues, operating expenses, legal costs, taxes, earnings per share and adjusted EBITDA (as defined below).

PRODUCTIVITY AND PRACTICE DIVERSIFICATION OF REPRESENTATIVES

     Management believes that continual improvement in the overall quality of our independent representatives is a key to achieving growth in revenues and earnings. We believe that upgrading the business practices of our representatives not only grows revenue, but assists in limiting the cost of overhead functions and representative noncompliance. We strive to continually improve the overall quality of our force of representatives by:

  assisting representatives to improve their skills and practices, recruiting established, high quality representatives, and
  terminating low quality representatives.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

Productivity

     A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a 12-month period. Data for the 12-month periods ended March 31, 2011 and 2010 are presented below:

	Year Ended		Dollar	Percentage
	March 31, 2011	March 31, 2010	Change	Change
Rep-generated revenue:
Commission	$ 68,111,786	$ 63,999,464	$ 4,112,322	6.4%
Advisory	14,977,601	12,796,618	2,180,983	17.0%
Other fee income	802,752	1,013,718	(210,966)	-20.8%
	$ 83,892,139	$ 77,809,800	$ 6,082,339	7.8%
Number of representatives	519	564	(45)	-8.0%
Average revenue per representative	$ 161,642	$ 137,961	$ 23,681	17.2%

     We believe that the 17.0% increase in per capita rep-generated advisory revenue reflects recruitment and retention of higher producing individual representatives. The Company continues to focus on achieving top line revenue growth through recruitment and retention of higher quality advisors.

Practice Diversification

     We encourage diversification in the investments products and services recommended or selected by our independent representatives for their clients through recruitment, education and training. This enables our representatives to more fully serve the investment and security needs of their clients, particularly in volatile markets. We believe that representatives who offer diversified investment products and sophisticated services to their clients will generate transaction and fee-based business and recurring revenues that will help us weather volatile and down markets.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2011 AND 2010

     The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

	Year Ended March 31,		Dollar	Percentage
	2011	2010	Change	Change
Revenues:
Commission	$ 68,111,786	$ 63,999,464	$ 4,112,322	6.4%
Advisory fees	14,977,601	12,796,618	2,180,983	17.0%
Other fee income	802,752	1,013,718	(210,966)	-20.8%
Other income	1,361,826	1,378,137	(16,311)	-1.2%
Total revenue	85,253,965	79,187,937	6,066,028	7.7%

Expenses:
Commissions and advisory fees expense	67,125,324	61,080,743	6,044,581	9.9%
Compensation and benefits	8,471,493	8,007,675	463,818	5.8%
Regulatory, legal and professional	3,983,401	2,338,062	1,645,339	70.4%
Brokerage, clearing and exchange fees	2,046,543	2,573,689	(527,146)	-20.5%
Technology and communications	1,219,738	1,121,918	97,820	8.7%
Marketing and promotion	1,382,025	877,969	504,056	57.4%
Occupancy and equipment	922,312	853,548	68,764	8.1%
Other administrative	1,101,691	1,451,447	(349,756)	-24.1%
Interest	23,698	26,213	(2,515)	-9.6%
Total expenses	86,276,225	78,331,264	7,944,961	10.1%

Operating (loss) income	(1,022,260)	856,673	(1,878,933)	-219.3%

(Benefit) provision for income taxes	(112,130)	535,135	(647,265)	-121.0%

Net (loss) income	$ (910,130)	$ 321,538	$ (1,231,668)	-383.1%

Adjusted EBITDA:	$ (234,858)	$ 1,475,538	$ (1,710,396)	-115.9%

Adjustments to conform adjusted EBITDA to
GAAP Net income (loss):
Income tax benefit	112,130	(535,135)	647,265	-121.0%
Interest expense	(23,698)	(26,213)	2,515	-9.6%
Depreciation and amortization	(427,769)	(349,001)	(78,768)	22.6%
Non-cash compensation	(183,743)	(243,651)	59,908	-24.6%
Non-recurring professional fees	(152,192)	-	(152,192)	-

Net (loss) income	$ (910,130)	$ 321,538	$ (1,231,668)	-383.1%

Adjusted EBITDA

     Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted by eliminating other non-cash expense, gains or losses on sales of assets, and various non-recurring items (“adjusted EBITDA”), is a key metric we use in evaluating our financial performance. Adjusted EBITDA eliminates items that we believe are not part of our core operations, are non-recurring items of revenue or expense, or do not involve a cash outlay, such as stock-related compensation and professional fees incurred with the Company’s Form S-3 Registration Statement filed on April 1, 2011. We consider adjusted EBITDA important in monitoring and evaluating our financial performance on a consistent basis across various periods. We also use adjusted EBITDA as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions.

     Adjusted EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act. Adjusted EBITDA should be considered in conjunction with, rather than as a substitute for, important GAAP financial measures including pre-tax income, net income and cash flows from operating activities. Items excluded from adjusted EBITDA are significant and necessary components to the operations of our business; therefore, adjusted EBITDA should only be used as a supplemental measure of our operating performance.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

REVENUES

     A 7.7% increase in revenues principally reflects a $6.3 million rise in commissions and advisory fees driven by market growth and increased activity of our representatives.

Commissions

     A 6.4% rise in commissions was led by a total of $4.8 million in increased revenue from brokerage transactions and the sale of variable annuities that reflects the steady recovery in securities markets and economic conditions. The decline in direct participation programs was led by decreases in sales of Real Estate Investment Trust Programs (“REITS”) that are correlated with the real estate market uncertainty.

	Fiscal Year Ended
	March 31,		Dollar	Percentage
	2011	2010	Change	change
Commission Revenue:
Variable Annuities	$ 28,668,847	$ 26,719,339	$ 1,949,508	7.3%
Brokerage(1)	28,180,449	25,353,892	2,826,557	11.1%
Direct Mutual Funds Sales	5,565,475	5,915,143	(349,668)	-5.9%
Direct Participation Programs	5,605,362	5,914,547	(309,185)	-5.2%
Other	91,653	96,543	(4,890)	-5.1%

Total Commission Revenue	$ 68,111,786	$ 63,999,464	$ 4,112,322	6.4%

1. Revenue designated as Brokerage includes revenue from mutual funds sold through our trading platform.

Advisory

     The growth in advisory fees predominantly reflects increases in underlying asset values as both investor sentiment becomes more favorable and the securities market continues to recover from the lows established during the recent debt crisis.

Other Fee Income

     Other fee income, primarily comprised of licensing, annual administrative and financial planning fees, declined, principally due to a decrease in financial planning fees.

Other Income

     Other income, consisting primarily of interest, dividends and gains/losses on investments, was largely unchanged.

EXPENSES

     Expenses rose by 10.1%, measured against generally lower than normal spending in the prior year when the Company focused more intensely on cost-cutting initiatives in response to the global economic crisis. As discussed below, in 2011 commissions and advisory fees paid to our representatives and regulatory, legal and professional services related to litigation and regulatory matters increased , as did, to a lesser extent, marketing and promotion costs and compensation and benefits. These increases were partially offset by benefits realized in a restructured clearing agreement in brokerage, clearing and exchange fees as well as other administrative expenses.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

Commissions and advisory fees

     Commissions and advisory fees paid to our representatives generally vary in direct proportion to revenue generated by them. Accordingly, much of the increase in these expenses reflects a corresponding increase in commission and advisory fee revenue.

Regulatory, Legal and Professional

     The 70.4% rise in regulatory, legal and professional expenses was driven principally by a substantial increase in accruals and payments for legal defense and settlements costs, accompanied by regulatory assessments that exceeded our expectations and, to a significantly lesser extent, the incremental cost of retaining outside parties to conduct compliance field office audits. Much of the legal defense and settlement costs relate to investment losses sustained by customers in investments that were particularly hard hit by the recent global debt crisis.

     We will continue to incur legal fees and settlement costs as we operate in a litigious, regulated industry. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry or firm practices, that also may result in the imposition of financial or other sanctions. We invest significant resources to mitigate litigation and regulatory exposure by promoting sound operational procedures and obtaining comprehensive insurance coverage.

Marketing and Promotion

     The rise in these expenses largely reflects strategic increases in spending on advertisements in financial services publications, targeted email campaigns and general marketing efforts, principally in support of recruitment and promotional activities, as well as travel and fulfillment services.

Compensation and Benefits

     The increase in compensation and benefits is attributable largely to a reinstatement of salary cuts instituted in January 2009, plus an increase in headcount in our technology, compliance and communication teams to support higher levels of representatives’ activities and related surveillance, and a substantial increase in healthcare costs.

Brokerage, Clearing and Exchange Fees

     The substantial decline in brokerage, clearing and exchange fees was due primarily to restructuring of fees in our clearing agreement with Pershing LLC, dated May 2010.

Other Administrative

     The drop in other administrative expenses was due to a number of factors, most importantly including a decrease in bad debts owed by terminating representatives, reversal of a state excise tax accrual, and the absence of special director fees paid in the prior fiscal year, in connection with strategic business matters.

(Benefit) Provision for Income Taxes

     We estimate our full-year effective income tax rate at the end of each interim reporting period. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The tax rate in any quarter can be affected positively and negatively by adjustments that are required to be reported in the specific quarter’s results of operations. The effective income tax rates reflect the impact of state taxes, settlement contingencies and regulatory assessment that are not deductible for tax purposes.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

OPERATING AND NET INCOME

     Results of operations were largely impacted by litigation and regulatory actions that have accompanied a more demanding industry regulatory environment in the aftermath of recent significant market interruptions. The Company reported a $1.02 million operating loss as compared to $0.86 million of operating income for the prior period. The Company’s net loss totaled $0.91 million, or $0.14 per basic and diluted net loss per share, compared to net income of $0.32 million, or $0.05 basic and diluted net income per share, for the prior period. While we have realized revenue growth of 7.7%, our operation margin was eroded by legal costs paid and accrued in defending and settling certain legal proceedings, regulatory assessments, and, to a lesser extent, an increase in insurance premiums and costs incurred in connection with our current registration statement on Form S-3.

     The Company continues to implement expense management initiatives to lessen exposure to operating losses while applying resources to sustain our recruiting and technology initiatives and to address growing compliance requirements.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity remains cash flows from operations, primarily from our broker-dealer and investment advisory business. Decisions on the allocation of capital include projected profitability and available cash flows, risk management and regulatory capital requirements. A key to this approach is ensuring that industry-standard controls are effective to support our operations and those of our representatives while ensuring sufficient liquidity.

     As of March 31, 2011, cash and cash equivalents totaled $4.59 million as compared to $5.81 million as of March 31, 2010. Working capital as of March 31, 2011 was $5.61 million as compared to $6.70 million as of March 31, 2010. The ratio of current assets to current liabilities was 1.70 to 1 as of March 31, 2011 as compared to 1.84 to 1 as of March 31, 2010.

     Operations provided $0.71 million in cash for the year ended March 31, 2011 as compared to $1.61 million of cash provided for the year ended March 31, 2010.

     In comparing cash flow from operating activities for fiscal year ended March 31, 2011 to fiscal year ended March 31, 2010, cash flows decreased by $0.90 million largely due to the shift in net income.

     Cash flows from investing activities during the current period primarily consisted of $0.20 million in cash for acquisition of equipment offset by $0.13 million in payments received from the notes receivable. Cash flows from investing activities for the prior year primarily consisted of $0.17 million of cash used to purchase additional equipment, and to invest in capitalized software.

     Also during the current period cash used in financing activities consisted mostly of $1.76 million in principal payments on a short-term note to finance insurance premiums. Cash used in the prior year for financing activities consisted mostly of $1.49 million in principal payments on a short-term note obligation to finance insurance premiums.

REGULATORY NET CAPITAL

     ICC is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires our broker-dealer subsidiary to maintain minimum net capital. As of March 31, 2011, ICC computes net capital

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

REGULATORY NET CAPITAL

     ICC is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires our broker-dealer subsidiary to maintain minimum net capital. As of March 31, 2011, ICC computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances. Repayment or prepayment of subordinated debt, if any, and withdrawal of equity from retiring partners or officers is subject to net capital not falling below 5% of aggregate debits or 120% of minimum net capital requirement.

      Prior to March 31, 2011, ICC was subject to minimum net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by ICC, and net capital includes ICC cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, ICC’s net capital ratio would exceed 10 to 1 or if ICC would have less than 120% of its minimum required net capital.

     As of March 31, 2011, ICC had net capital of $2.84 million (i.e., an excess of $2.59 million) as compared to net capital of approximately $3.39 million (i.e., an excess of $2.91 million) as of March 31, 2010. The decrease in net capital primarily was due to legal fees and settlement costs in addition to regulatory fines that have impacted this year’s results and cash flow from operations.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF MARCUM LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      The Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries
      Lynnfield, MA

     We have audited the accompanying consolidated balance sheets of Investors Capital Holdings, Ltd. and Subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Capital Holdings, Ltd. and subsidiaries, at March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP Boston, Massachusetts May 19, 2011

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010
Assets
Current Assets
Cash and cash equivalents	$ 4,587,195	$ 5,812,865
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	6,798,638	6,042,188
Note receivable (current)	108,169	140,598
Loans receivable from registered representatives (current), net of allowance	721,664	769,263
Prepaid income taxes	157,880	559,007
Securities owned at fair value	17,384	57,933
Investment	50,000	50,000
Prepaid expenses	1,073,969	957,674
	13,689,899	14,564,528

Property and equipment, net	597,735	774,182

Long Term Investments
Loans receivable from registered representatives	616,583	292,884
Note receivable	495,000	595,000
Investments	214,555	184,319
Non-qualified deferred compensation investment	1,089,572	929,897
Cash surrender value life insurance policies	680,429	551,398
	3,096,139	2,553,498
Other Assets
Deferred tax asset, net	1,218,773	838,773
Capitalized software, net	132,131	149,838
Other assets	15,808	13,728
	1,366,712	1,002,339

TOTAL ASSETS	$ 18,750,485	$ 18,894,547

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 1,109,400	$ 817,761
Accrued expenses	2,078,705	2,358,656
Commissions payable	3,246,898	3,488,415
Notes payable	1,527,969	1,130,922
Unearned revenues	113,486	101,931
Securities sold, not yet purchased, at fair value	-	5,693
	8,076,458	7,903,378
Long-Term Liabilities
Non-qualified deferred compensation plan	1,176,096	793,735
	1,176,096	793,735

Total liabilities	9,252,554	8,697,113
Commitments and contingencies (Note 15)
Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,618,259 issued and 6,614,374 outstanding at March 31, 2011
6,595,804 issued and 6,591,919 outstanding at March 31, 2010	66,183	65,958
Additional paid-in capital	12,279,380	12,095,862
Accumulated deficit	(2,874,214)	(1,964,084)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	56,717	29,833
Total stockholders' equity	9,497,931	10,197,434

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 18,750,485	$ 18,894,547

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	March 31,
	2011	2010
Revenue:
Commissions	$ 68,111,786	$ 63,999,464
Advisory fees	14,977,601	12,796,618
Other fee income	802,752	1,013,718
Other revenue	1,361,826	1,378,137
Total revenue	85,253,965	79,187,937

Expenses:
Commissions and advisory fees	67,125,324	61,080,743
Compensation and benefits	8,471,493	8,007,675
Regulatory, legal and professional services	3,983,401	2,338,062
Brokerage, clearing and exchange fees	2,046,543	2,573,689
Technology and communications	1,219,738	1,121,918
Marketing and promotion	1,382,025	877,969
Occupancy and equipment	922,312	853,548
Other administrative	1,101,691	1,451,447
Interest	23,698	26,213
Total operating expenses	86,276,225	78,331,264

Operating income (loss)	(1,022,260)	856,673

(Benefit) provision for income taxes	(112,130)	535,135

Net income (loss)	$ (910,130)	$ 321,538

Basic and diluted net income (loss) per share	$ (0.14)	$ 0.05

Basic and dilute dividends per common share	$ -	$ -

Shares used in basic and diluted per share calculations	6,527,315	6,503,476

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2011

	INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	Years Ended March 31, 2011 and 2010

	COMMON STOCK $.01
	PAR VALUE		Additional		Retained		Accumulated	Total
	Number of	Carrying	Paid-In	Comprehensive	Earnings	Treasury	Other	Stockholders'
	Shares	Amount	Capital	Income	(Deficit)	Stock	Comprehensive	Equity

Balance at March 31, 2009	6,570,177	$ 65,702	$ 11,852,467	-	$ (2,285,622)	$ (30,135)	$ (23,331)	$ 9,579,081
Stock-based compensation:
Amortization of deferred compensation			243,651					243,651

Issuance of common stock under plans	28,701	287	(287)

Cancelled restricted shares	(3,074)	(31)	31

Comprehensive income:
Net income				321,538	321,538

Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising during
the period				53,164

No reclassification adjustment required				-

Other comprehensive income				53,164			53,164

Comprehensive income				374,702				374,702

Balance at March 31, 2010	6,595,804	$ 65,958	$ 12,095,862	$ -	$ (1,964,084)	$ (30,135)	$ 29,833	$ 10,197,434
Stock-based compensation:
Amortization of deferred compensation			183,743					183,743

Issuance of common stock under plans	30,000	300	(300)

Cancelled restricted shares	(7,545)	(75)	75

Comprehensive income:
Net income				(910,130)	(910,130)

Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising during
the period				26,884

No reclassification adjustment required				-
				26,884
Other comprehensive income							26,884

Comprehensive income				$ (883,246)				$ (883,246)
Balance at March 31, 2011	6,618,259	$ 66,183	$ 12,279,380	-	$ (2,874,214)	$ (30,135)	$ 56,717	$ 9,497,931

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net income (loss)	$ (910,130)	$ 321,538
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	427,769	349,001
Valuation allowance income taxes	20,988	-
Deferred taxes	(400,988)	259,179
Stock-based compensation	183,743	243,651
Unrealized loss (gain) in marketable securities	2,047	(5,985)
Non-qualified deferred compensation investment	44,559	27,065
Loss on disposal of equipment	-	1,198
Market adjustment cash surrender value life insurance policy	(20,146)	(36,424)
Charge to commission expense (forgivable loans)	304,205	130,134
Allowance for doubtful accounts on loans receivable, net of recovery	-	(60,907)
Allowance for bad debt expense	20,733	90,390
Change in operating assets and liabilities:
Accounts receivable	(756,450)	(843,613)
Prepaid expenses and other	23,083	(251,107)
Loans receivable from registered representatives	(601,038)	(354,835)
Income taxes	401,127	(263,399)
Accounts receivable-Fidelity Bond	-	956,223
Accounts payable	2,448,494	368,977
Securities, net	32,809	32,125
Accrued expenses	(279,951)	10,895
Commissions payable	(241,517)	628,322
Unearned revenues	11,555	7,672
Net cash provided by operating activities	710,892	1,610,100

Cash flows from investing activities:
Acquisition of property and equipment	(196,946)	(173,762)
Cash surrender value life insurance policies	(108,885)	(108,885)
Payment on note receivable	132,429	20,693
Purchase of investments	(3,352)	(54,012)
Capitalized software	-	(138,497)
Net cash used in investing activities	(176,754)	(454,463)

Cash flows from financing activities:
Payments on note payable	(1,759,808)	(1,494,385)
Net cash used in financing activities	(1,759,808)	(1,494,385)

Net decrease in cash and cash equivalents	(1,225,670)	(338,748)
Cash and cash equivalents, beginning of year	5,812,865	6,151,613
Cash and cash equivalents, end of year	$ 4,587,195	$ 5,812,865

Supplemental disclosures of cash flow information:
Interest paid	$ 23,698	$ 26,213
Income taxes paid	$ 37,000	$ 606,470

Non-cash financing activity:
Insurance premiums	$ 2,156,855	$ 1,580,503

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2011 and 2010

NOTE 1 - NATURE OF OPERATIONS

     Incorporated in 1995 under Massachusetts law and redomesticated under Delaware law in 2007, Investors Capital Holdings, Ltd. ("ICH") is a holding company whose wholly-owned subsidiaries assist a nationwide network of independent registered representatives ("representatives") in providing a diversified line of financial services to the public including securities brokerage, investment advice, asset management, financial planning and insurance. Our subsidiaries include the following:

  Investors Capital Corporation ("ICC") is duly registered under the Securities Exchange Act of 1934, the Investment Advisers Act of 1940 and applicable state law to provide broker-dealer and investment advisory services nationwide. ICC’s national network of independent financial representatives is licensed to provide these services through ICC under the regulatory purview of the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators. ICC executes and clears its public customer accounts on a fully disclosed basis through Pershing, LLC (“Pershing”). ICC provides investment advisory services under the buiness name of Investors Capital Advisors ("ICA").
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

Use of Estimates and Assumptions

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates that deal with the valuation of securities and other assets, revenue recognition, legal reserves and the allowance for doubtful accounts involve a particularly high degree of judgment and complexity. Actual results could differ from those estimates.

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
Fiscal Year Ended March 31, 2011

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

Financial Instruments

     The Company’s financial assets and liabilities are reported in the statements of financial condition at readily ascertainable fair value or at carrying amounts that approximate fair value as these financial instruments generally have short maturity periods. The fair value of securities owned and trading securities sold, not yet purchased are equal to the carrying value. Changes in the fair value of these securities are reflected in the results of operations.

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
Fiscal Year Ended March 31, 2011

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

Property and Equipment

       Property and equipment consist of leasehold improvements, furniture, fixtures, automobile and computer equipment and software. All property and equipment is stated at cost and is depreciated over the appropriate useful life of the asset, five-years for software and equipment and seven-years for furniture and fixtures, using the straight-line method. Leasehold improvements are amortized over the useful life of the improvement or the remaining term of the lease, whichever is shorter. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and any gain or loss on disposition is recognized as a component of net realized gains (losses). Maintenance and repairs are charged to current operations as incurred.

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

Accounts Receivable – Allowance for Doubtful Accounts

      The Company’s policies for determining whether a receivable is considered uncollectible are as follows:

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

     Trade Receivables. As prescribed by the SEC, trade receivables usually settle within three days. If a trade error occurs, the Company pursues remedies to collect on the trade error. The Company does not record a receivable resulting from a trade error that is in litigation or whose outcome is otherwise not reasonably determinable. In such a case, the Company applies any proceeds from settlements or insurance against any trade losses incurred.

     Loans to representatives. Management performs periodic evaluations and provides an allowance based on the assessment of specifically identified unsecured receivables and other factors, including the representative's payment history and production levels. Once it is determined that it is both probable that a loan has been impaired, typically due to the termination of the relationship, and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified. Loans charged to commission expense, upon the representative meeting his or her respective forgiveness target totaled $304,205 and $130,134 for the fiscal years ended March 31, 2011 and 2010. See “Note 3, Loans to Registered Representatives”.

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

Internal Use of Software

   The costs of internally developed software that qualify for capitalization are capitalized as fixed assets and subsequently amortized over the estimated useful life of the software, which is generally three years. The costs of internally developed software are included in fixed assets at the point at which the conceptual formulation, design and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The Company does not capitalize projects where it believes that the future economic benefits are less than probable.

Reclassifications

      Certain amounts in 2010 were reclassified to provide comparison with 2011 classifications. Specifically, advisory fee revenue earned from certain turnkey asset management programs was previously reported as commissions. Amounts currently are reflected in Advisory fees. There was no impact to previously reported Net income or Net income per share.

Subsequent Events

      The Company has evaluated subsequent events through the date the financial statements were available to be filed. There were no material subsequent events requiring adjustment to or disclosure in these financial statements.

Recent Accounting Pronouncements

       In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU “) 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosures of activities, including purchases, sales, issuances, and a settlement within Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The implementation of the adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

       In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. Adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

NOTE 3 – LOANS TO REGISTERED REPRESENTATIVES

     ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals. Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $304,205 and $130,134 for the fiscal years ended March 31, 2011 and 2010, respectively.

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

     Interest charged on these loans to representatives range from 3% to 11.25% annually. Loans to registered representatives included in receivables from employees and registered representatives are as follows at March 31:

	2011	2010
Other loans	$ 712,590	$ 244,514
Forgivable loans	682,762	854,005
Less: allowance	(57,105)	(36,372)
Total loans	$ 1,338,247	$ 1,062,147

     Included in Other loans, is a $450,000 loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010. This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter.

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

     The Note provides for a principal amount of $747,617, quarterly payments of interest accruing thereon at 5.5% and a full payment on or before October 31, 2010. The terms of this note were modified, effective March 3, 2010 to extend maturity by four years to October 31, 2014 and require annual principal payments of $100,000. Total amount outstanding as of March 31, 2011 and March 31, 2010 was $603,169 and $735,598, respectively. Prepayments are permitted without penalty. The interest accrued on this note was $8,169 and $2,981, respectively, at March 31, 2011 and March 31, 2010.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

NOTE 5 - SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED AT FAIR VALUE

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

     As of March 31, 2011 and 2010, the Company’s proprietary trading and investment accounts consisted of the following securities:

March 31, 2011
Sold, Not Yet
	Owned	Purchased
Corporate equity	$ 14,790	$ -
Mortgage-backed security	2,594	-
	$ 17,384	$ -

March 31, 2010
Sold, Not Yet
	Owned	Purchased
Corporate equity	$ 54,850	$ 5,693
Mortgage-backed security	3,083	-
	$ 57,933	$ 5,693

NOTE 6 - INVESTMENTS

     As of March 31, 2011, the Company owned investments classified as held to maturity through December 31, 2011. These investments are presented at face value for the periods ended March 31, 2011 and March 31 2010, as follows:

Purchase Date	Purchase Price	Description	Face Value	Interest Date

Insight Real Estate Series 2007-A
12/01/2009	$ 50,000	Secured Debentures	$ 50,000	Quarterly

       Interest accrued for the respective periods March 31, 2011 and 2010 was $2,089 and $531.

     On September 8, 2006, The Eastern Point Advisors Capital Appreciation Fund merged with The Eastern Point Advisors Rising Dividend Fund to become The Rising Dividend Growth Fund. As of March 31, 2011 and 2010, the Company’s investment in The Rising Dividend Growth Fund had a fair value of $214,555 and $184,319, respectively, which is included in Investments on the Balance Sheet.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

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

     Commission’s receivables from one source were 37.9% and 44.9% of total receivables for the years ended March 31, 2011 and 2010, respectively.

     At March 31, 2011, the bank statement balance of the Company's cash and cash equivalents was $4,775,081. Of the bank statement balance, $250,000 was covered by federal depository insurance and $1,720,431 was covered by the Depositors Insurance Fund of Massachusetts. The Company's cash and cash equivalents as of March 31, 2011 also include $702,788 at its clearing broker-dealer of which $500,000 was fully insured by the Securities Investor Protection Corporation (“SIPC”).

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

     The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2011:

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

March 31, 2011 Fair Value Measurements of
Reporting Date Using:

Quotes Prices
		in Active	Significant
	Total Fair Value	Markets for	Other	Significant
	of Asset or	Identical	Observable	Unobservable
	Liability	Assets (Level 1)	Input (Level 2)	Inputs (Level 3)
Mutual funds 1	$ 10,823	$ 10,823	$ -	$ -
Investments	264,555	264,555	-	-
Securities, owned, at fair value	17,384	17,384	-	-
Total assets	$ 292,762	$ 292,762	$ -	$ -

1 Amount labeled as Mutual funds are included in Non-qualified Deferred compensation investment on the Consolidated Balance Sheet.

     The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2010:

		Quotes Prices in	Significant
	Total Fair Value	Active Markets	Other	Significant
	of Asset or	for Identical	Observable	Unobservable
	Liability	Assets (Level 1)	Input (Level 2)	Inputs (Level 3)
Investments	234,319	234,319	-	-
Marketable securities, at market value	57,933	57,933	-	-
Total Assets	$ 292,252	$ 292,252	$ -	$ -

Securities sold, not yet purchased, at fair value	$ 5,693	$ 5,693	$ -	$ -
Total Liabilities	$ 5,693	$ 5,693	$ -	$ -

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

Valuation of Trading Securities Sold, Not Yet Purchased

     As a broker-dealer, the Company is engaged in various securities trading and brokerage activities as principal. In the normal course of business, the Company sometimes sells securities they do not currently own and will therefore be obligated to purchase such securities at a future date. This obligation is recorded on the balance sheet at fair value based on quoted market prices of the related securities and will result in a trading loss if the fair value increases and a trading gain if the fair value decreases between the balance sheet and date of purchase.

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
Fiscal Year Ended March 31, 2011

NOTE 9 – RELATED-PARTY TRANSACTIONS

     From time to time the Company may enter into transactions with related parties which occur in the normal course of business and are deemed to be transacted at “arm’s length” by management or that the Company deems immaterial.

     The Company leases office space from a related party, the owner of which is the principal stockholder of ICH and Chairman of the Board of Directors. Rent expense, including condo fees, for these leases amounted to $336,513 and $368,733 for the years ending ended March 31, 2011 and 2010, respectively, and is included in occupancy costs on the consolidated statements of operations.

     The Company engages in transactions with a related party, whose owner is the spouse of the Company’s principal stockholder, in connection with the promotion and servicing of fixed insurance products produced by the Company’s independent representatives. Payments made by the Company to IMS Insurance, when combined with payments received by the Company from IMS Insurance were immaterial for the years ended March 31, 2011 and 2010.

     The Company bills a broker dealer, whose owner is the spouse of the Company’s principal stockholder and Chairman of the Board of Directors, ticket charges for executing its trades and being the introducing broker. Amounts billed for the years ended March 31, 2011 and 2010 were immaterial. Also, for the year ended March 31, 2011, the Company earned referral fees for the transfer of representatives to this broker dealer. The fees earned were immaterial.

NOTE 10- PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31:

	2011	2010
Equipment	$ 1,919,795	$ 1,737,526
Leasehold improvements	673,312	668,742
Furniture and fixtures	397,444	397,444
	2,990,551	2,803,712
Accumulated depreciation and amortization	(2,392,816)	(2,029,530)
Property and equipment, net	$ 597,735	$ 774,182

     Depreciation expense was $373,393 and $349,001 for years ended March 31, 2011 and 2010, respectively.

NOTE 11 - NOTES PAYABLE

     At March 31, 2011 and 2010, notes payable consisted of debt to finance insurance premiums. These notes are referenced in the table below:

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

				Interest
March 31,	Lender	Premium	Principal	Rate	Maturity Date
		Directors and Officers, Liability,
2011	William Gallagher Assoc.	Fidelity Bond	$ 379,688	2.18%	February 17, 2012
	Flat Iron Funding	Errors and Omissions	1,148,281	1.99%	November 30, 2011
			$ 1,527,969

		Directors and Officers, Liability,
2010	The Daniel & Henry Company	Fidelity Bond	$ 276,741	2.27%	February 17, 2011
	Flat Iron Funding	Errors and Omissions	854,181	2.95%	November 30, 2010
			$ 1,130,922

       For the years ended March 31, 2011 and 2010 there was no long-term debt outstanding.

NOTE 12 – LINE OF CREDIT

     The Company has a line of credit (“Line”) with maximum borrowings of $1,000,000 at the Bank’s base lending rate (5.00% per year as of March 31, 2011). The Line became effective on November 22, 2010, and is subject to annual renewal and contains a customary minimum debt service covenant. The Line has not yet been used, therefore no balance is outstanding at March 31, 2011.

NOTE 13 - INCOME TAXES

       The (benefit) provision for income taxes is as follows for the fiscal years ended March 31:

	2011	2010
Current:
Federal	$ 177,923	$ 197,072
State	89,947	78,886
	$ 267,870	$ 275,958

Deferred:
Federal	$ (328,919)	$ 108,504
State	(51,081)	150,673
	(380,000)	259,177
Provision (benefit) for income taxes	$ (112,130)	$ 535,135

     Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of deferred compensation, legal accruals and differences between depreciation expenses for financial statement purposes versus tax return purposes.

       Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

March 31, 2011
			Valuation	Net of Valuation
	Asset	Liability	Allowance	Allowance

Federal	$ 991,312	$ (39,081)	$ -	$ 952,231
State	319,873	(8,335)	-	311,538
Valuation allowance	-	-	(44,996)	(44,996)
Total	$ 1,311,185	$ (47,416)	$ (44,996)	$ 1,218,773

March 31, 2010
			Valuation	Net of Valuation
	Asset	Liability	Allowance	Allowance

Federal	$ 645,580	$ (14,981)	$ -	$ 630,599
State	267,305	(35,123)	(24,008)	208,174
Total	$ 912,885	$ (50,104)	$ (24,008)	$ 838,773

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

	Years Ended March 31,
	2011	2010
Deferred tax assets (liabilities):
Accrued legal and settlements	$ 525,934	$ 316,048
Deferred compensation	573,984	423,415
Net operating losses and other	84,216	69,319
Depreciation	127,051	104,103
Valuation allowance	(44,996)	(24,008)
Liabilities	(47,416)	(50,104)
Total deferred tax assets	$ 1,218,773	$ 838,773

The total income tax provision (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

	Years Ended March 31,
	2011	2010

Tax at U.S. statutory rate	$ (339,075)	$ 301,274
State taxes, net of federal benefit	6,476	98,156
Unallowable expenses	191,842	59,662
Change in valuation allowance	20,988	24,008
Other adjustments(1)	7,639	52,035
(Benefit) Provision for income taxes	$ (112,130)	$ 535,135

1.	Other Adjustments are additional state taxes and return to provision adjustments related to permanent items.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

      As of March 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $0 and $397,500, respectively, which may be available to offset future state income tax liabilities and begin to expire in 2011 through 2029.  Due to the uncertainty as to whether or not certain net operating losses will be realized, the Company has established a valuation allowance of approximately $45,000.

     The Company did have taxable income for fiscal years ended March 31, 2011 and 2010 and Management expects to have taxable income going forward on consolidated returns. As a result, there were no federal net operating losses remaining. We do not, however, expect, that the Parent will report profitability for stand-alone purposes in the next tax period; therefore a full valuation on that state net operating loss is reflected in the Statement of Operations.

     The Company recognizes and measures its unrecognized tax benefit or expense. The Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. The measurement of unrecognized tax expense or benefit is adjusted when new information is available or when an event occurs that requires a change. The Company recognizes the accrual of any interest and penalties related to unrecognized tax expense in income tax expense. No interest or penalties were recognized in 2011 and 2010. The Company does not have any tax positions as of March 31, 2011 for which it is reasonably possible that the total amounts of unrecognized tax benefit or expense will significantly increase or decrease within 12 months of the reporting date.

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

     The Company's reportable operating segments are (i) broker/dealer and related services offered through ICC and (ii) asset management (investment advisory) services offered through ICC, doing business as ICA. The segments are strategic business units that are managed separately. They operate under different regulatory systems, provide different services and require distinct marketing strategies and varied technological and operational support. They also have differing revenue models; ICC earns transactional commissions and various fees in connection with the brokerage of securities for its customers, whereas ICA generates recurring revenue from fees that are based on the value of assets under management.

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

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K Fiscal Year Ended March 31, 2011

     Management allocates all expenses separately to the parent and ICC, including allocation of costs associated with shared personnel, based upon time studies and a determination of which entities are the beneficiaries of the services rendered by the personnel. Within ICC, expenses are further allocated between the two segments, ICC and ICA, as follows: overhead expenses pro rata to revenue, direct full-time and time-shared employee costs based on the segments being served, and other personnel-related expenses pro rata to head count.

     Effective July 1, 2009, ICC reimburses ICH, in the form of a management fee, for ICH-incurred overhead expenses that are necessary for ICC to effectively conduct its operations. This overhead primarily is in the nature of salaries and professional and legal fees incurred to obtain such services as audit engagements, legal advice, and industry expertise.

     The Company periodically reviews the effect that these agreements described above may have on the firm’s net capital.

	March 31, 2011
	Brokerage	Advisory	ICH	ICH Securities	Totals
Non-interest revenue	$ 69,774,623	$ 15,176,985	$ (44,558)	$ -	$ 84,907,050
Revenue from transaction with
other operating segments:	1,443,691	-	-	-	$ 1,443,691
Interest and dividend income, net	343,280	-	3,584	51	$ 346,915
Depreciation and amortization	426,602	1,167	-	-	$ 427,769
Income (loss) from operations	(1,146,266)	700,685	(576,730)	51	$ (1,022,260)
Year end total assets	15,347,151	1,154,385	2,601,588	10,290	$ 19,113,414
Corporate items and eliminations	-	-	(362,929)	-	$ (362,929)

	March 31, 2010
	Brokerage	Advisory	ICH	ICH Securities	Totals
Non-interest revenue	$ 65,765,313	$ 13,085,447	$ (27,064)	$ -	$ 78,823,696
Revenue from transaction with
other operating segments:	1,124,830	-	-	-	$ 1,124,830
Interest and dividend income, net	356,018	-	8,172	51	$ 364,241
Depreciation and amortization	344,334	4,667	-	-	$ 349,001
Income (loss) from operations	751,189	1,188,115	(1,082,682)	51	$ 856,673
Year end total assets	14,873,831	1,906,778	2,613,401	10,238	$ 19,404,248
Corporate items and eliminations	-	-	(509,701)	-	$ (509,701)

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases its primary office space in Lynnfield, Massachusetts from a related party (see Note 9). In October 2009, this lease term was extended to March 31, 2015. The Company continues to lease office space for offices located in Topsfield, Massachusetts from a related party (see Note 9) and Coral Gables, Florida. These leases expire in March 2012 and November 2011, respectively. The Company has entered into various operating leases for office equipment and furniture.

     The total minimum rental due in future periods under these existing agreements as of March 31, 2011 are as follows:

2012	$ 381,350
2013	283,922
2014	276,354
2015	282,214
2016	24,000
$ 1,247,840

     Rent expense under the operating leases was $393,269 and $336,385 for the years ended March 31, 2011 and 2010, respectively, and is included in occupancy costs in the statement of income.

     The Company is contractually obligated in the short-term for approximately $426,140 of costs associated with hosting national events at various hotels that are expected to be paid in the year ended March 31, 2012.

     The Company offers loans and transition assistance to its representatives mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including, but not limited to, the representatives joining the Company and meeting certain production requirements. As of March 31, 2011, there were no such outstanding commitments.

NOTE 16 - LITIGATION AND REGULATORY MATTERS

     In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings brought on behalf of various claimants, some of which seek material and/or indeterminable amounts. Certain of these actions and proceedings are based on alleged violations of consumer protection, securities and other laws and may involve claims for substantial monetary damages asserted against the Company and its subsidiaries. Also, the Company and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries, investigations and formal administrative proceedings that may result in fines or other negative impact on the Company. ICC, as a duly registered broker/dealer and investment advisor, is subject to regulation by the SEC, FINRA, NYSE - Amex (formerly the American Stock Exchange) and other state securities regulators.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

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

     The Company recognizes a legal liability when management believes it is probable that a liability has been incurred and the amount can be reasonably estimated. Conclusions on the likelihood that a liability has been incurred and estimates as to the amount of the liability are based on consultations with the Company’s General Counsel who, when situations warrant, may engage and consult external counsel to assist with the evaluation and handle certain matters. Legal fees for defense costs are expensed as incurred and classified as professional services within the consolidated statements of income.

     As of March 31, 2011 and March 31, 2010, the Company had accrued expenses of approximately $1,651,000 and $765,000, respectively, in legal fees and estimated probable settlement costs relating to the Company’s defense in various legal matters. It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated and/or could exceed those accrued as of March 31, 2011. Key components of the March 31, 2011 accrual included (i) claims arising from alleged poor performance of certain real estate investments trusts (“REITs”) and oil and gas limited partnerships that have experienced bankruptcy or other financial difficulties during or in connection with the recent global credit crisis and (ii) costs incurred in the settlement of state regulatory matters concerning sales practices respecting certain other investment products.

NOTE 17- NET CAPITAL REQUIREMENTS

     ICC is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires that our broker-dealer subsidiary maintain minimum net capital. As of March 31, 2011, ICC computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances. Repayment or prepayment of subordinated debt and withdrawal of equity from retiring partners or officers is subject to net capital not falling below 5% of aggregate debits or 120% of minimum net capital requirement

     Prior to March 31, 2011, ICC was subject to minimum net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1. Under the rule, indebtedness generally includes all money owed by ICC, and net capital includes ICC cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, ICC’s net capital ratio would exceed 10 to 1 or if ICC would have less than 120% of its minimum required net capital.

     As of March 31, 2011, ICC had net capital of $2.84 million (i.e., an excess of $2.59 million) as compared to net capital of approximately $3.39 million (i.e., an excess of $2.91 million) as of March 31, 2010. The decrease in net capital primarily was due to legal fees and settlement costs in addition to regulatory fines that have impacted this year’s results and cash flow from operations.

NOTE 18 - BENEFIT PLANS

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

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

The 1996 Incentive Stock Plan

     As of October 1, 1997, the Board adopted the 1996 Incentive Stock Plan (the "1996 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock options and stock grants, and the aggregate number of shares to be delivered under the 1996 Plan cannot exceed 300,000. As of March 31, 2011 and 2010, there were no options outstanding. As of March 31, 2011, the Company had granted a total of 218,750 shares of stock under the 1996 Plan.

The 2001 Equity Incentive Plan

     As of March 12, 2001, the Board adopted the 2001 Equity Incentive Plan (the "2001 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock grants and/or stock options to purchase shares of the common stock of the Company. The aggregate number of shares issuable under the 2001 Plan cannot exceed 250,000. The numbers of shares subject to each stock grant or stock option and any vesting requirements are determined by the Board. As of March 31, 2011, no shares of stock have been granted under the 2001 Plan.

The 2005 Equity Incentive Plan

     The Investors Capital Holdings, Ltd. 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Board on May 17, 2005, and was approved by vote of the Company’s stockholders at a September 21, 2005 meeting. The purpose of the 2005 Plan is (i) to attract and retain employees, directors, officers, representatives and other individuals upon whom the responsibilities of the successful administration, management, planning and/or organization of the Company may rest, and whose present and potential contributions to the welfare of the Company, a parent corporation or a subsidiary are of importance (“Key Contributors”), and (ii) to motivate Key Contributors with a view toward enhancing profitable growth of the Company over the long term. Under the 2005 Plan, the Company is authorized to award options to purchase common stock, and shares of common stock, to employees, independent representatives and others who have contributed to or are expected to contribute to the Company, its businesses and prospects. Stock options and restricted stock customarily are granted by the Company in connection with initial employment or under various retention plans. Options may, but need not, be designated as incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986. As of March 31, 2011 and 2010, the Company had not granted any options under the plan and had no current plans to do so.

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

     The following table presents the total number of restricted stock grants awarded under the 2005 Plan during the last two fiscal years:

	Number of Restricted Shares
	Granted in Fiscal Year Ended March 31,
	2011	2010
Registered representatives	30,000	28,701
Employees	-	-
	30,000	28,701

     Stock compensation for the years ended March 31, 2011 and 2010 for restricted shares issued under all Plans was $183,743 and $243,651, respectively.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

      The following activity under the 2005 plan occurred during the fiscal year ended March 31, 2011:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at 4/1/2010	62,863	$3.50	1.91 years	$ 220,021

Granted	30,000	$4.13		$ 123,900
Less: vested	(49,427)	$3.72		$ (183,868)
Less: canceled	(7,545)	$3.54		$ 26,709

Non-vested at 3/31/2011	35,891	$3.72	1.99 years	$ 133,515

      The following activity under the 2005 Plan occurred during the fiscal year ended March 31, 2010:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at 4/1/2009	96,913	$4.11	1.66 years	$ 398,312

Granted	28,701	$2.65		$ 76,058
Less: vested	(59,677)	$4.05		$ (241,692)
Less: canceled	(3,074)	$3.97		$ (12,204)

Non-vested at 3/31/2010	62,863	$3.50	1.91 years	$ 220,021

       The Company's results for the fiscal year ended March 31, 2011 and 2010, respectively includes $106,821 and $124,269 of compensation costs related to vesting of restricted stock grants to employees and $76,922 and $119,382 of restricted stock grants to directors, consultants and independent representatives, under the 2005 Plan.

     As of March 31, 2011 there was $133,515 of unrecognized compensation cost related to grants under the 2005 Plan.

Stock Option Grants

     A summary of the status of the Company's employee, representative and Directors' fixed stock options as of March 31, 2011 and 2010, and changes during the fiscal years ended on those dates, is presented below:

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

Employee	2011		2010
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	150,000	$1.00	150,000	$1.00
Granted	-		-
Forfeited	-		-
Exercised	-		-
Outstanding at year end	150,000	$1.00	150,000	$1.00

Options exercisable at year-end	150,000		150,000

Weighted-average fair value of
options granted during the year	-		-

       The intrinsic value of above stock options was $766,500 at March 31, 2011.

       A summary of the status of the Company's independent registered representatives' fixed stock options as of March 31, 2011 and 2010, and changes during the years ending on those dates, is presented below:

Independent Representatives	2011		2010
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	-		31,272	$4.55
Granted
Forfeited	-		(31,272)	$4.55
Exercised	-		-
Outstanding at year end	-		-

Options exercisable at year-end	-		-

     Retirement Plan: The Company has a 401(k) retirement plan that allows participation by all employees with at least three months of service. The Company did not make any discretionary contribution for the years ended March 31, 2011 and 2010.

     Non-Qualified Deferred Compensation Plan: Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan, for which ICC is the NQ Plan’s sponsor. The unfunded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan. The total amount of deferred compensation was $308,698 and $309,036 for the years ended March 31, 2011 and 2010, respectively.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

NOTE 19 - EARNINGS PER COMMON SHARE

     Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock, as well as any adjustment to income that would result from the assumed issuance. As of March 31, 2011 and 2010, there were no stock options and no restricted stock outstanding that were not included in the diluted earnings per share calculation because they were anti-dilutive. As of March 31, 2011,  there were 150,000 stock options and 79,169 shares of unvested restricted stock outstanding that would have been included in the diluted earnings per share for dilution. As of March 31, 2010,  there were 150,000 stock options and 113,401 shares of unvested restricted stock outstanding that would have been included in the diluted earnings per share for dilution.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE. None. ITEM 9A. CONTROLS AND PROCEDURES Disclosure Controls and Procedures

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

     Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.

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
Fiscal Year Ended March 31, 2011

Changes in Internal Controls Over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III INCORPORATION BY REFERENCE

     Item 10 – “Directors, Executive Officers and Corporate Governance”, Item 11 – "Executive Compensation", Item 12 – "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Item 13 – "Certain Relationships and Related Transactions, and Director Independence" and Item 14 – “Principal Accountant Fees and Services” are incorporated herein by this reference to the Company's definitive proxy statement for its 2011 annual meeting of stockholders, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates. Information concerning our executive officers is included above at the end of Part I, Item I.

PART IV
	ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
	Documents Filed as a Part of this Report:
		Page
1.	Financial Statements:
	Report of Marcum LLP, Independent Registered Public Accounting Firm	21
	Consolidated Balance Sheets as of March 31, 2011 and 2010	22
	Consolidated Statements of Operations for the years ended March 31, 2011 and 2010	23
	Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31,
	2011 and 2010	24
	Consolidated Statements of Cash Flows for the years ended March 31, 2011 and 2010	25
	Notes to Consolidated Financial Statements	26 - 44

2.	Financial Statement Schedules:

     No financial schedules are listed since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

3.	Exhibits

Exhibit
Number	Description	Location
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)	(9)(Exh. 10.2)
10.2	Employment Agreement with Timothy B. Murphy (3)	(9)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (3)	(9)(Exh. 10.3)
10.10	Registration Agreement with Theodore E. Charles et. al.	(10)(Exh. 10.1)
14.1	Code of Business Conduct and Ethics	(8)(Exh. 5.05)
21.1	Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2010.	(1)
23.1	Consent of MARCUM LLP	(1)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the indicated exhibit to the Registrant's Quarterly Report on Form 10- Q filed November 14, 2007.
(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.
(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.
(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2008.
(8)	Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed September 26, 2007.
(9)	Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed April 21, 2010.
(10)	Incorporation by reference to the indicated exhibit of the Registrant’s report on Form 8-K filed March 7, 2011.

     Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to Douglas Leonard, Corporate Secretary, Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD. By: /s/ Timothy B. Murphy Chief Executive Officer Date: May 19, 2011

     Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated.

Signature	Capacity(ies)	Date

/s/ Timothy B. Murphy	Principal Executive Officer	May 19, 2011
Timothy B. Murphy

/s/ Kathleen L. Donnelly	Principal Financial and Accounting Officer	May 19, 2011
Kathleen L. Donnelly

/s/ Theodore E. Charles	Director	May 19, 2011
Theodore E. Charles

/s/ Geoffrey Chalmers	Director	May 19, 2011
Geoffrey Chalmers

/s/ William Atherton	Director	May 19, 2011
William Atherton

/s/ Robert Martin	Director	May 19, 2011
Robert Martin

/s/ Arthur J. Stickney	Director	May 19, 2011
Arthur J. Stickney

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

EXHIBIT INDEX

(Exhibits being initially filed with this Form 10-K)

21.1	Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2011
23.1	Consent of MARCUM LLP
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

Exhibit 21.1

Subsidiaries of Investors Capital Holdings, Ltd.

Subsidiary	Jurisdiction of Incorporation
Investors Capital Corporation	MA
ICC Insurance Agency, Inc.	MA
Investors Capital Holdings Securities Corporation	MA

All subsidiaries are wholly-owned by Investors Capital Holdings, Ltd.

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

Exhibit 23.1

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S CONSENT

We consent to the incorporation by reference in the Registration Statements of Investors Capital Holdings, Ltd. and Subsidiaries on Form S-8 (No. 333-117807, No. 333-134885 and No. 333-173120), and in the Registration Statement of Investors Capital Holdings, Ltd. and Subsidiaries on Form S-3 (No. 333-172551) of our report dated May 19, 2011 with respect to our audits of the consolidated financial statements of Investors Capital Holdings, Ltd. and Subsidiaries as of March 31, 2011 and 2010 and for the years then ended, which report is included in this Annual Report on Form 10-K of Investors Capital Holdings, Ltd. and Subsidiaries for the year ended March 31, 2011.

/s/ MARCUM LLP Boston, Massachusetts May 19, 2011

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

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

Date: May 19, 2011

By: /s/ Timothy B. Murphy

Timothy B. Murphy Chief Executive Officer and Director (principal executive officer)

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

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

Date: May 19, 2011

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly Chief Financial Officer (principal financial officer)

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

Exhibit 32.1 CERTIFICATION

I, Timothy B. Murphy, certify that this report on Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: May 19, 2011

By: /s/ Timothy B. Murphy

Timothy B. Murphy Chief Executive Officer and Director (principal executive officer)

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K
Fiscal Year Ended March 31, 2011

Exhibit 32.2 CERTIFICATION

I, Kathleen L. Donnelly, certify that this report on Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Investors Capital Holdings, Ltd.

Date: May 19, 2011

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly Chief Financial Officer (principal financial officer)