Form 10-Q
period 2011-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2011-08-12
CIK 1001871

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
_____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]

   There were 6,613,729 shares outstanding of the issuer’s common stock, par value $.01 per share, as of August 9, 2011.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

Table of Contents

PART I

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 4. CONTROLS AND PROCEDURES

PART II

OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2011	March 31, 2011
Assets
Current Assets
Cash and cash equivalents	$4,737,602	$4,587,195
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	5,511,646	6,798,638
Note receivable - (current)	32,988	108,169
Loans receivable from registered representatives (current), net of allowance	730,360	721,664
Prepaid income taxes	0	157,880
Securities owned at fair value	227,841	17,384
Investments	50,000	50,000
Prepaid expenses	1,204,114	1,073,969
	12,669,551	13,689,899

Property and equipment, net	547,472	597,735

Long Term Investments
Loans receivable from registered representatives	733,735	616,583
Note receivable	495,000	495,000
Investments	216,499	214,555
Non-qualified deferred compensation investment	1,123,606	1,089,572
Cash surrender value life insurance policies	698,294	680,429
	3,267,134	3,096,139
Other Assets
Deferred tax asset, net	1,247,784	1,218,773
Capitalized software, net	141,798	132,131
Other assets	15,308	15,808
	1,404,890	1,366,712

TOTAL ASSETS	$17,889,047	$18,750,485

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,114,707	$1,109,400
Accrued expenses	2,526,630	2,078,705
Income taxes payable	307,345	0
Commissions payable	3,302,110	3,246,898
Notes payable	996,273	1,527,969
Unearned revenues	128,011	113,486
Securities sold, not yet purchased, at fair value	16	0
	8,375,092	8,076,458
Long-Term Liabilities
Non-qualified deferred compensation plan	1,221,721	1,176,096
	1,221,721	1,176,096

Total liabilities	9,596,813	9,252,554

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,617,614 issued and 6,613,729 outstanding at June 30, 2011;
6,618,259 issued and 6,614,374 outstanding at March 31, 2011	66,176	66,183
Additional paid-in capital	12,327,455	12,279,380
Accumulated deficit	(4,129,923)	(2,874,214)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	58,661	56,717
Total stockholders' equity	8,292,234	9,497,931

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,889,047	$18,750,485

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
Revenue:
Commissions	$16,916,508	$16,677,517
Advisory fees	4,183,052	3,732,153
Other fee income	103,393	190,183
Other revenue	239,773	342,120
Total revenue	21,442,726	20,941,973

Expenses:
Commissions and advisory fees	17,094,637	16,524,228
Compensation and benefits	2,103,025	2,009,067
Regulatory, legal and professional services	1,275,790	804,873
Brokerage, clearing and exchange fees	505,460	591,187
Technology and communications	368,832	295,374
Marketing and promotion	307,018	334,227
Occupancy and equipment	235,411	228,293
Other administrative	360,771	184,851
Interest	7,944	6,874
Total operating expenses	22,258,888	20,978,974

Operating loss	$(816,162)	$(37,001)

Provision (Benefit) for income taxes	439,547	$(26,211)

Net loss	$(1,255,709)	$(10,790)

Basic and diluted net loss per share	(0.19)	$0.00

Shares used in basic and diluted per share calculations	6,585,174	6,541,129

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,255,709)	$(10,790)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	108,468	104,727
Valuation allowance income taxes	24,008	0
Deferred taxes	(53,018)	373
Stock-based compensation	48,069	46,387
Unrealized loss in marketable securities	3,560	679
Non-qualified deferred compensation investment	10,717	8,691
Market adjustment cash surrender value life insurance policy	356	10,956
Charge to commission expense (forgivable loans)	9,167	7,393
Allowance for bad debt expense	73,263	0
Change in operating assets and liabilities:
Accounts receivable	1,286,992	1,210,620
Prepaid expenses and other	(128,771)	(144,304)
Loans receivable from registered representatives	(208,278)	22,908
Income taxes	465,225	(33,541)
Accounts payable	5,307	(2,074)
Securities, net	(214,004)	123,469
Accrued expenses	447,925	(310,369)
Commissions payable	55,212	(739,675)
Unearned revenues	14,525	8,290
Net cash provided by operating activities	693,014	303,740

Cash flows from investing activities:
Acquisition of property and equipment	(41,981)	(5,997)
Cash surrender value life insurance policies	(18,221)	(18,222)
Payments received on note receivable	75,181	30,739
Capital software expenditures	(25,891)	0
Net cash (used in) provided by investing activities	(10,912)	6,520

Cash flows from financing activities:
Payments on note payable	(531,695)	(393,271)
Net cash used in financing activities	(531,695)	(393,271)

Net increase (decrease) in cash and cash equivalents	150,407	(83,011)
Cash and cash equivalents, beginning of period	4,587,195	5,812,865
Cash and cash equivalents, end of period	$4,737,602	$5,729,854

Supplemental disclosures of cash flow information:
Interest paid	$7,944	$6,874
Income taxes paid	$0	$2,000

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

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

   Incorporated in 1995 under Massachusetts law and redomesticated under Delaware law in November 2007, Investors Capital Holdings, Ltd. ("ICH") is a holding company whose wholly-owned subsidiaries assist a nationwide network of independent registered representatives ("representatives") in providing a diversified line of financial services to the public including securities brokerage, investment advice, asset management, financial planning and insurance. Our subsidiaries include the following:

●	Investors Capital Corporation ("ICC") is duly registered under the Securities Exchange Act of 1934 (the “Exchange Act”), the Investment Advisers Act of 1940 and applicable state law to provide broker-dealer and investment advisory services nationwide. ICC’s national network of independent financial representatives is licensed to provide these services through ICC under the regulatory purview of the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators. ICC executes and clears its public customer accounts on a fully disclosed basis through Pershing, LLC (“Pershing”). ICC, doing business as Investors Capital Advisors (“ICA”), also provides investment advisory services.

●	ICC Insurance Agency, Inc. facilitates the sale of insurance and annuities by our representatives.

●	Investors Capital Holdings Securities Corporation ("ICH Securities") holds cash, cash equivalents, interest income and dividend income for ICH.

INTERIM FINANCIAL REPORTING:

   The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2011 filed with the SEC.

USE OF ESTIMATES AND ASSUMPTIONS:

   The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates deal with the valuation of securities and other assets revenue recognition, legal reserves and allowance for doubtful accounts receivable and involve a particularly high degree of judgment and complexity.  Actual results could differ from those estimates.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

RECLASSIFICATIONS:

   Certain amounts in 2011 were reclassified to provide comparison with 2012 classifications.  These reclassifications had no effect on previously reported results of operations.

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

   The Company receives credit for clearing charge adjustments that are netted against any clearing charges the Company may incur for the period. These adjustments are recognized as income in the period received unless otherwise noted by the clearing Company.

   Unrealized gains and losses are recorded at the time that the Company reconciles its trading positions with the market value. The unrealized gains or losses are adjusted to market until the position is settled or the trade is cancelled.

   Advisory Fees.  Our managed accounts advisory fees are based on the amount of assets managed per agreement negotiated between our independent representatives and their clients.  These revenues are recorded quarterly as and when billed based on the fair market value of assets managed throughout during the quarter.  Any portion remaining uncollected due to account adjustments after account rebalancing is charged against earnings at quarter end.

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

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

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

   Loans to representatives.  Management performs periodic evaluations and provides an allowance for bad debt based on the assessment of specifically identified unsecured receivables and other factors, including the representative's payment history and production levels. Once it is determined that it is both probable that a loan has been impaired, typically due to the termination of the relationship, and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified.  See “Note 2, Loans to Registered Representatives”.

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

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

The Company, in preparing its  income tax provision, bases the calculation on its annual projection of income or loss from operations. The annual projection is reconciled on a  quarterly basis to changes in estimates, and at year end the calculation is based on the reported results of operations. Certain expenses are not deductible for tax purposes, creating  permanent differences that increase or decrease the income tax provision and effective income tax rate. The Company has adjusted its income tax provision calculation for permanent differences which resulted in an increase to the current tax provision and its corresponding impact on the effective tax rate.  The total amount of the permanent differences was approximately $1.39 million which consisted of non-deductible regulatory assessments, non-deductible costs  associated with our registration statement filing and non-deductible executive compensation.

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

Recent Accounting Pronouncements

Comprehensive Income. In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this new rule by fiscal year end March 31, 2012. While the adoption of this new guidance will change the presentation of comprehensive income, it will not have an impact on the Company’s results of operations or financial position.

Subsequent Events

   The Company has evaluated subsequent events through the date the financial statements were available to be filed.  There were no material subsequent events requiring adjustment, however see Note 11” Subsequent Events” for disclosure in these financial statements.

NOTE 2  - LOANS TO REGISTERED REPRESENTATIVES

   ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals.  Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $9,167 and $7,393 for the quarters ended June 30, 2011 and 2010, respectively.

   Some loans to registered representatives are not subject to a forgiveness contingency.   These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid.

   Interest charged on these loans to representatives range from 3% to 11.25% annually.  Included in loans receivable  from registered representatives is a $450,000 loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010.  This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter.

   Loans receivable from registered representatives are as follows:

	June 30,	March 31,
	2011	2011

Forgiveable	$876,175	$682,762
Other loans	718,288	712,590
Less: allowance	(130,368)	(57,105)
Total loans	$1,464,095	$1,338,247

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

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

   The Note provided for a principal amount of $747,617, quarterly payments of interest accruing thereon at 5.5% and full repayment on October 31, 2010.  The Note was modified, effective March 3, 2010 to extend maturity by four years to October 31, 2014 and require annual principal payments of $100,000.  Total amount outstanding as of June 30, 2011 and March 31, 2011 was $527,988 and $603,169, respectively.   Prepayments are permitted without penalty. The interest accrued on this note was $7,988 and $8,169, respectively, at June 30, 2011 and March 31, 2011.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

   The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

●	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities the Company have the ability to access.

●	Level 2 - Inputs are inputs (other than quoted prices included within Level 1) that are observable for the asset or liability, either directly or indirectly.

●
Level 3 - Inputs include unobservable inputs for the asset or liability and rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.)

   The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of June 30, 2011:

	Fair Value Measurements on Recurring Basis
	Total Fair Value of Asset or Liability	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$216,499	$216,499	$-	$-
Mutual Funds	0	0	0	0
Securities owned at fair value	227,841	227,841	0	0
Total assets	$444,340	$444,340	$-	$-

Securities sold ,not yet purchased at fair value	$16	$16
Total liabilities	$16	$16

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

 The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2011:

	Fair Value Measurements on Recurring Basis
	Total Fair Value of Asset or Liability	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$214,555	$214,555	$0	$0
Mutual funds(1)	10,823	10,823	0	0
Securities owned at fair value	17,384	17,384	0	0
Total assets	$242,762	$242,762	$0	$0

(1) Amount labeled as Mutual funds are included in Non-qualified Deferred compensation investment on the condensed consolidated balance sheet.

NOTE 5 – SHORT –TERM INVESTMENTS

   As of June 30, 2011, the Company owned investments classified as held to maturity through December 31, 2011.  These investments are presented at face value as follows:

Purchase Date	Purchase Price	Description	Face Value	Interest Date

12/1/2009	$50,000	Insight Real Estate Series 2007-A Secured Debentures	$50,000	Quarterly

NOTE 6 - LITIGATION AND REGULATORY MATTERS

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

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

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

   The Company recognizes a legal liability when management believes it is probable that a liability has been incurred and the amount can be reasonably estimated.  Conclusions on the likelihood that a liability has been incurred and estimates as to the amount of the liability are based on consultations with the General Counsel of the broker-dealer who, when situations warrant, may engage and consult external counsel to assist with the evaluation and handle certain matters.  Legal fees for defense costs are expensed as incurred and classified as professional services within the consolidated statements of income.

   As of June 30, 2011 and March 31, 2011, the Company had accrued expenses of approximately $1,837,000 and $1,651,000, respectively, in legal fees and estimated probable settlement costs relating to the Company’s defense in various legal matters.  It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated and/or could exceed those accrued as of June 30, 2011.  Key components of both the June 30, 2011 and March 31, 2011 accrual included (i) estimated settlements and claims arising from alleged poor performance of certain real estate investments trusts (“REITs”) and oil and gas limited partnerships that have experienced bankruptcy or other financial difficulties during or in connection with the recent global liquidity crisis and (ii) regulatory assessments that exceeded our expectations.

NOTE 7 - STOCK BASED COMPENSATION

   The Company periodically issues common stock to employees, directors, officers, representatives and other key individuals in accordance with the provisions of the shareholder approved equity compensation plans. The Company measures and recognizes compensation expense for all share-based awards made to representatives, officers, employees and directors based on estimated fair values.

Stock Awards

   Shares of stock granted under Company’s equity incentive plans (the “Equity Plans”) as of June 30, 2011 have been either fully vested at date of grant or subject to vesting over time periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability.  The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant.  Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

   The following activity occurred during the three months ended June 30, 2011:

	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value

Non-vested at April 1, 2011	35,891	$3.72	1.99 years	$133,515

Granted	0	$0.00		0
Vested	(6,916)	$3.84		(26,557)
Canceled	(645)	$3.35		(2,154)

Non-vested at June 30, 2011	28,330	$3.70	1.89 years	104,828

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value

Non-vested at April 1, 2010	62,863	$3.50	1.91 years	$220,021

Granted	-	$0.00		-
Vested	(12,698)	$3.69		(46,856)
Canceled	(788)	$2.76		(2,175)

Non-vested at June 30, 2010	49,377	$3.47	1.47 years	$171,338

   The Company’s net loss for the three months ended June 30, 2011 includes $0.03 million of compensation costs related to the Company’s grants of restricted stock to executives and employees and $0.02 million for grants to independent representatives under the Plans.

Stock Option Grants

   The following table summarizes information regarding the Company's employee and director fixed stock options as of June 30, 2011 and, 2010:

Employees , Director and Officers	2011		2010
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	150,000	$1.00	150,000	$1.00
Granted	0		0
Forfeited	0		0
Exercised	0		0
Reclassified(non-employee)	0		0

Outstanding at quarter end	150,000	$1.00	150,000	$1.00

Options exercisable at quarter-end	150,000		150,000

Weighted-average fair value of options granted during the year	-		-

   The intrinsic value of the stock options was $795,000 at June 30, 2011 and $210,000 at June 30, 2010.

   The following table summarizes further information about employee and Directors' fixed stock options outstanding as of June 30, 2011:

Options Outstanding		Options Exercisable
Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00

NOTE 8 – NON-QUALIFIED DEFERRED COMPENSATION PLAN

   Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this plan.  ICC is the NQ Plan’s sponsor.  The unfunded NQ Plan enables eligible ICC Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan.  The total amount of deferred compensation was $103,156 and $77,803 for the three months ended June 30, 2011 and 2010, respectively.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

NOTE 9 – LINE OF CREDIT

      The Company has a line of credit (“Line”) with maximum borrowings of $1,000,000 at the Bank’s base lending rate (5.00% per year as of June 30, 2011). The Line became effective on November 22, 2010, and is subject to annual renewal and contains a customary minimum debt service covenant. The Line has not yet been used, therefore no balance is outstanding at June 30, 2011.

NOTE 10 - SEGMENT INFORMATION

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

   Currently, management allocates all expenses separately to the parent and ICC, including allocation of costs associated with shared personnel, based upon time studies and a determination of which entities are the beneficiaries of the services rendered by the personnel.  Within ICC, expenses are further allocated between the two segments, ICC and ICA as follows:  overhead expenses pro rata to revenue, direct full-time and time-shared employee costs based on the segments being served, and other personnel-related expenses pro rata to head count.

   Effective July 1, 2009, ICC reimburses ICH, in the form of a management fee, for ICH-incurred overhead expenses that are necessary for ICC to effectively conduct its operations.  This overhead primarily is in the nature of salaries and professional and legal fees incurred to obtain such services as audit engagements, legal advice, and industry expertise.

   The Company periodically reviews the effect that these agreement described above may have on the Company’s net capital.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

Segment reporting is as follows for the quarter ended:

	June 30,
	2011	2010
Non-interest revenues:
ICC brokerage services	$17,120,079	$17,072,611
ICA asset management services	4,230,071	3,776,435
ICH gain (loss) on investment	$(10,717)	$(8,692)
Total	$21,339,433	$20,840,354

Interest and dividend income, net:
ICC	$103,226	$101,546
ICH	55	60
ICH Securities	13	13
Total	$103,294	$101,619

Depreciation and amortization expenses:
ICC brokerage services	$107,301	$103,560
ICA asset management services	1,167	1,167
Total	$108,468	$104,727

Operating income (loss):
ICC brokerage services	$(943,389)	$(350,830)
ICA asset management services	516,434	413,297
ICH	$(389,220)	$(99,481)
ICH Securities	13	13
Total	$(816,162)	$(37,001)

Period end total assets:
ICC brokerage services	$15,304,156	$14,382,736
ICA asset management services	884,387	1,302,757
ICH	2,470,587	$2,518,776
ICH Securities	10,303	10,251
Corporate items and eliminations	$(780,386)	$(649,333)
Total	$17,889,047	$17,565,187

Corporate items and eliminations:
Inter-company eliminations	$688,927	$611,426
Income taxes	$91,459	37,907
Total	$780,386	$649,333

NOTE 11- SUBSEQUENT EVENTS

   On August 2, 2011, the Company completed a secondary stock offering at a price of $4.25 per share of 3,608,820 shares of its common stock owned by Chairman of the Board and founder, Theodore E. Charles, members of his family, family trusts and a controlled charitable foundation (the “selling stockholders”).   Investors Capital Corporation acted as the sole underwriter for the offering, and did not receive any of the proceeds from the offering of shares by the selling stockholders.  The Company paid a $0.50 million fee to Sterne, Agee & Leach, Inc. to act as a qualified independent underwriter in the offering.  Upon the closing of the offering, (i) Mr. Charles retired as an officer and director of the Company, (ii) his employment agreement with the Company was terminated due to retirement, (iii) his consultant agreement with the Company was amended to shorten the term to one year and reduce certain employment benefits and (iv) title to an existing life insurance policy with a cash surrender value of $0.55 million will be transferred by the Company to Mr. Charles.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis reviews our consolidated financial condition as of June 30, 2011 and March 31, 2011, the consolidated results of operations for the three months ended June 30, 2011 and 2010 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three months ended June 30, 2011, (ii) the “prior period” means the three months ended June 30, 2010, (iii) an increase or decrease compares the current period to the prior period, and (iv) non-comparative amounts refer to the current period.

FORWARD-LOOKING STATEMENTS

   This report contains certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts and may include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. Readers are directed to discussions of risks and uncertainties that may be found in this report and other documents filed by the Company with the SEC. We specifically disclaim any obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

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

OUR PROCESS

Online Brokerage

   Registered representatives have direct market access to submit security transactions for their clients through the use of an online brokerage platform for trade execution serviced by Pershing acting as our clearing firm.

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

CRITICAL ACCOUNTING POLICIES

In General

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company believes that of its significant accounting policies and litigation and regulatory matters to the Company’s condensed consolidated financial statements contained herein), those dealing with revenue recognition, allowance for doubtful accounts receivable, taxes and accrual of legal expenses involve a particularly high degree of judgment and complexity. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. By their nature, estimates involve judgment based upon available information. Actual results or amounts can and do differ from estimates and the differences can have a material effect on the condensed consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

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

Reserves

   We record reserves related to legal proceedings in “accrued expenses” in the condensed consolidated balance sheet. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or representative of the Company; previous results in similar cases; and legal precedents. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the condensed consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions made by management in determining the estimates of reserves may be incorrect and the actual costs upon settlement of a legal proceeding may be greater or less than the reserved amount.  See “Note 6, Litigation and Regulatory Matters”.

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

PRODUCTIVITY OF REPRESENTATIVES

   Management believes that improving the overall quality of our independent representatives is a key to achieving growth in revenues and earnings.  We believe that upgrading the business practices of our representatives not only grows revenue, but assists in limiting the cost of overhead functions and representative noncompliance.  We strive to continually improve the overall quality of our force of representatives by:

●	assisting representatives to improve their skills and practices,
●	recruiting established, high quality representatives, and
●	terminating low quality representatives.

   A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period.  Data for the 12-month periods ended June 30, 2011 and 2010 are presented below:

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

	Twelve months ended		Increase/	% Increase/
	June 30, 2011	June 30, 2010	decrease	decrease
Rep-generated revenue:
Commission	$68,350,777	$65,961,896	$2,388,881	3.6%
Advisory	15,428,500	13,098,859	2,329,641	17.8%
Other fee income	715,961	1,062,224	(346,263)	-32.6%
	$84,495,238	$80,122,979	$4,372,259	5.5%

Number of representatives(1)	525	574	(49)	-8.5%

Average revenue per representative	$160,943	$139,587	$21,356	15.3%

(1) Number of representatives does not include terminated representatives.

   We believe that the 15.3% growth in per capita rep-generated revenue is the result of organic revenue growth and market appreciation, paring down of the number of lower-producing registered representatives and recruitment of new representatives with higher levels of production.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

RESULTS OF OPERATIONS

			Percentage of Revenue		Percent
	Quarter Ended June 30,		Quarter Ended June 30,		Change
	2011	2010	2011	2010	2011 vs. 2010

Revenue:
Commissions	$16,916,508	$16,677,517	78.9%	79.6%	1.4%
Advisory fees	4,183,052	3,732,153	19.5%	17.8%	12.1%
Other fee income	103,393	190,183	0.5%	0.9%	-45.6%
Other revenue	239,773	342,120	1.1%	1.6%	-29.9%
Total revenue	21,442,726	20,941,973	100.0%	100.0%	2.4%

Expenses:
Commissions and advisory fees	17,094,638	16,524,228	79.6%	78.8%	3.5%
Compensation and benefits	2,103,024	2,009,067	9.8%	9.6%	4.7%
Regulatory, legal and professional services	1,275,790	804,873	5.9%	3.8%	58.5%
Brokerage, clearing and exchange fees	505,460	591,187	2.4%	2.8%	-14.5%
Technology and communications	368,832	295,374	1.7%	1.4%	24.9%
Marketing and promotion	307,018	334,227	1.4%	1.6%	-8.1%
Occupancy and equipment	235,411	228,293	1.1%	1.1%	3.1%
Other administrative	360,771	184,851	1.7%	0.9%	95.2%
Interest	7,944	6,874	0.0%	0.0%	15.6%
Total expenses	22,258,888	20,978,974	103.6%	100.0%	6.1%

Operating income	(816,162)	(37,001)	-3.8%	-0.2%	2,105.8%

Provision (benefit) for income taxes	439,547	(26,211)	2.0%	-0.1%	-1,777.0%

Net income	$(1,255,709)	$(10,790)	-5.9%	-0.1%	11,537.7%

Adjusted EBITDA	$(352,390)	$120,987	-1.6%	0.6%	-391.3%

Adjustments to conform Adjusted EBITDA to GAAP Net income:
Income tax benefit	0	87,133	0.0%	0.4%	100.0%
Interest expense	(7,944)	(6,874)	0.0%	0.0%	15.6%
Income tax expense	(439,547)	(60,922)	-2.0%	-0.3%	621.5%
Depreciation and amortization	(108,468)	(104,727)	-0.5%	-0.5%	3.6%
Non-recurring professional fees	(299,291)	0	-1.4%
Non-cash compensation	(48,069)	(46,387)	-0.2%	-0.2%	3.6%

Net loss	$(1,255,709)	$(10,790)	-5.9%	-0.1%	11,537.7%

ADJUSTED EBITDA

      Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted by eliminating other non-cash expense, gains or losses on sales of assets, and various non-recurring items (“adjusted EBITDA”), is a key metric we use in evaluating our financial performance.  Adjusted EBITDA eliminates items that we believe are not part of our core operations, are non-recurring items of revenue or expense, or do not involve a cash outlay, such as stock-related compensation and professional fees incurred in connection with the Company’s registration statement on Form S-3 filed on April 1, 2011 and related matters.  We consider adjusted EBITDA important in monitoring and evaluating our financial performance on a consistent basis across multiple time periods. We also use adjusted EBITDA as an important measure, among others, to analyze and evaluate financial and strategic planning decisions.

   Adjusted EBITDA is considered a non-US GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act.  Adjusted EBITDA should be considered in conjunction with, rather than as a substitute for, important US GAAP financial measures including pre-tax income, net income and cash flows from operating activities.  Items excluded from adjusted EBITDA are significant and necessary components to the operations of our business; therefore, adjusted EBITDA should only be used as a supplemental measure of our operating performance.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

REVENUE

   A 2.4% increase in revenues was primarily attributable to an increase in advisory fees as asset values grew augmented by an increase in investment contributions. Commission revenue remained relatively flat as increases in sales of variable annuities and mutual funds offset a decrease in sales of direct participation programs relating to alternative investments in REITs and oil and gas programs.

   Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to contribute the majority of advisory services revenue.

   Other fee income, primarily comprised of licensing and annual administrative fees, as well as financial planning fees, decreased primarily as a result of a decline in administrative fees consequential to the Company waiving these fees for recently recruited representatives.

   The decrease in other revenue, which consists of net marketing revenues and interest income, resulted primarily from a decrease in marketing allowances from product sponsor programs reflecting a decline in sales volumes of alternative investment products.

EXPENSES

   Total expenses increased by $1.28 million, or 6.1%, principally as a result of increases in commissions and advisors fees paid to our representatives, regulatory, legal and non-recurring professional fees, and other administrative expenses.  These increases were partially offset by decreases in brokerage and clearing fees and marketing and promotion costs.

   Commissions and advisory fees paid to our representatives represent a percentage of revenue generated by them; accordingly, much of the $0.60 million increase in commissions and advisor fees reflects a corresponding increase in commission and advisory fee revenue.

   The 58.5% rise in regulatory, legal and professional expenses was driven principally by a $0.4 million regulatory assessments that exceeded our expectations and expenses related to legal proceedings resulting from the sale of alternative investments, $0.30 million of the balance of legal and professional costs were nonrecurring expenses related to the preparation and filing of our registration statement on Form S-3 dated April 1, 2011 and related matters.  We will continue to incur legal fees and settlement costs as we operate in a litigious, regulated industry. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry or firm practices, that also may result in the imposition of financial or other sanctions. We invest significant resources to mitigate litigation and regulatory exposure by promoting sound operational procedures and obtaining comprehensive insurance coverage.

   The increase in compensation and benefits is attributable to new hires in our technology, compliance and marketing teams to support our service model.

   A decline in brokerage, clearing and exchange fees was primarily due to the May 2010 restructuring of our clearing agreement with Pershing as well as reduced costs in connection with transferring new brokerage accounts to this platform.

   The increase in other administrative expenses was the result of allowance for bad debts from loans to registered representatives and an increase in premiums for our insurance policies covering directors and officers.

    We had an income tax provision of $0.44 million for the three months ended June 30, 2011 as compared to $0.03 million income tax benefit for the prior period. The income tax rates for the 2011 and 2010 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the permanent differences created by various accruals for each of the periods presented, particularly regulatory assessments, costs that were associated with our registration statement filing, and non-deductible executive compensation.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

OPERATING AND NET INCOME

   Results of operations were greatly impacted by litigation and regulatory actions that reflect a more demanding industry regulatory environment in the aftermath of recent significant market disruptions.  The Company reported a $0.82 million operating loss as compared to $0.04 million of operating loss for the prior period.  The Company’s net loss totaled $1.26 million, or $0.19 per basic and diluted net loss per share, compared to net income of $0.01 million, or $0.00 basic and diluted net income per share, for the prior period.

   While we have realized revenue growth of 2.4%,  the lingering effects of the recent recession and financial services industry issues, such as credit quality and illiquidity of alternative investment products, continue to slow the pace of our growth.  Additionally, significant regulatory assessments and non-recurring professional and legal expenses pertaining to the secondary public offering significantly contributed to the net loss for the current period.  The Company will continue to apply resources to sustain our recruiting and technology initiatives and to address growing compliance requirements, while further implementing cost controls to lessen exposure to operating losses.

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

   As of June 30, 2011, cash and cash equivalents totaled $4.74 million as compared to $4.59 million as of March 31, 2011. Working capital as of June 30, 2011 was $4.29 million as compared to $5.61 million as of March 31, 2011. The ratio of current assets to current liabilities was 1.51 to 1 as of June 30, 2011, as compared to 1.70 to 1 as of March 31, 2011.

   Operations provided $0.69  million in cash for the current period, as compared to $0.30 million of operating cash provided in the prior period, principally due to the change in accruals for regulatory assessments and other legal and professional services pertaining to our registration and costs relating to preparation and filing of recent registration statement and related matters.

   Net cash flows used in investing activities in the current period represent purchases in equipment, collection of principal payments on a note receivable, capitalization of software for internal use, and contributions on an executive life insurance policy. Net cash flows used in the prior period were consistent with the current period’s investing activities.

   Cash flows for financing activities in the current period were similar to the prior period as we paid $0.53 million and $0.39 million in loan payments to finance E&O insurance premiums, respectively, for the periods ended June 30, 2011 and 2010.

REGULATORY NET CAPITAL

   Cash disbursements can have a material impact on our registered broker dealer’s regulatory net capital. ICC is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires our broker-dealer subsidiary to maintain minimum net capital.  As of March 31, 2011 and going forward, ICC computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances. Repayment or prepayment of subordinated debt, if any, and withdrawal of equity from retiring partners or officers is subject to net capital not falling below 5% of aggregate debits or 120% of minimum net capital requirement.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

  Prior to March 31, 2011, ICC was subject to minimum net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1.  Under the rule, indebtedness generally included all money owed by ICC, and net capital included ICC cash and assets that are easily converted into cash.  SEC rules also prohibit "equity capital" (which, under the Net Capital Rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, ICC’s net capital ratio would exceed 10 to 1 or if ICC would have less than 120% of its minimum required net capital.

   As of June 30, 2011, ICC had net capital of $1.85 million (i.e., an excess of $1.60 million) as compared to net capital of approximately $2.84 million (i.e., an excess of $2.59 million) as of March 31, 2011. The decrease in net capital primarily was due to legal and professional fees, settlement costs, in addition to regulatory fines that have impacted this year’s operating results and cash flow from operations.

COMMITMENTS AND CONTINGENCIES

   We are obligated under various lease agreements covering offices. These agreements are considered to be operating leases. The terms of the leases expire between fiscal years ending in 2012 and 2015. Options to renew for additional terms are included under the lease agreements.   Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes.

   The total minimum rental due in future periods under these existing agreements is as follows as of June 30, 2011 for the years ending:

March 31,
2012		$402,390
2013		304,962
2014		297,394
2015		285,721
2016		24,000
2017	and thereafter	24,000
		$1,338,467

   Total lease expense for office space approximated $0.09 and $0.08 million for the three months ended June 30, 2011 and 2010, respectively.

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

   As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

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

ITEMS 2 – 5.

  None.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

ITEM 6.  EXHIBITS

Exhibit
Number	Description	Location

3.1	Certificate of Incorporation	(2)(Exh. 3.1)

3.2	By-Laws	(2)(Exh. 3.2)

4.1	Form of Stock Certificate	(2)(Exh. 4.1)

10.1	Employment Agreement with Theodore E. Charles (3)	(8)(Exh. 10.2)

10.2	Employment Agreement with Timothy B. Murphy (3)	(8)(Exh. 10.1)

10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)

10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)

10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)

10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)

10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)

10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)

10.9	Consulting Agreement with Theodore E. Charles (3)	(8)(Exh. 10.3)

10.10	Registration Agreement with Theodore E. Charles et. al	(9)(Exh. 10.1)

10.11	Agreement with Theodore E. Charles	(10)(Exh. 10.1)

31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)

31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)

32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)

32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)

(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2007.

(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.

(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.

Investors Capital Holdings, Ltd. report on form 10-Q	Quarter Ended June 30, 2011

(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.

(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2008.

(8)	Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed April 21, 2010.

(9)	Incorporation by reference to the indicated exhibit of the Registrant’s Current Report on Form 8-K filed March 7, 2011.

(10)	Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed July 5, 2011

   Any exhibit not included with this Form 10-Q when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $0.25 per page plus postage. Such requests should be directed to Douglas Leonard, Corporate Secretary, Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD.

By: /s/ Kathleen L. Donnelly

Chief Accounting Officer
(Duly authorized officer)

Date: August 12, 2011