Form 10-Q
period 2011-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2011-11-14
CIK 1001871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
_____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 7,191,296 shares outstanding of the issuer’s common stock, par value $.01 per share, as of November 7, 2011.

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
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES

--------------------------------------------------------------------------------

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS
INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2011	March 31, 2011
Assets
Current Assets
Cash and cash equivalents	$3,844,370	$4,587,195
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,078,923	6,798,638
Note receivable - (current)	7,071	108,169
Loans receivable from registered representatives (current), net of allowance	715,786	721,664
Prepaid income taxes	350,988	157,880
Securities owned at fair value	18,639	17,384
Investments	50,000	50,000
Prepaid expenses	554,447	1,073,969
	9,795,224	13,689,899

Property and equipment, net	491,991	597,735

Long Term Investments
Loans receivable from registered representatives	840,981	616,583
Note receivable	495,000	495,000
Investments	196,110	214,555
Non-qualified deferred compensation investment	1,048,480	1,089,572
Cash surrender value life insurance policies	109,688	680,429
	2,690,259	3,096,139
Other Assets
Deferred tax asset, net	1,102,459	1,218,773
Capitalized software, net	159,935	132,131
Other assets	15,308	15,808
	1,277,702	1,366,712

TOTAL ASSETS	$14,255,176	$18,750,485

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$837,068	$1,109,400
Accrued expenses	1,502,354	2,078,705
Commissions payable	2,533,677	3,246,898
Notes payable	587,582	1,527,969
Unearned revenues	214,557	113,486
Securities sold, not yet purchased, at fair value	21,400	0
	5,696,638	8,076,458
Long-Term Liabilities
Non-qualified deferred compensation plan	1,146,018	1,176,096
	1,146,018	1,176,096

Total liabilities	6,842,656	9,252,554

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,617,400 ssued and 6,613,515 outstanding at September 30, 2011;
6,618,259 issued and 6,614,374 outstanding at March 31, 2011	66,174	66,183
Additional paid-in capital	12,347,317	12,279,380
Accumulated deficit	(5,007,286)	(2,874,214)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	36,450	56,717
Total stockholders' equity	7,412,520	9,497,931

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,255,176	$18,750,485

See Notes to Condensed Consolidated Financial Statements

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
Revenue:
Commissions	$15,658,586	$16,234,403
Advisory fees	4,083,036	3,571,621
Other fee income	108,570	143,364
Other revenue	319,721	481,177
Total revenue	20,169,913	20,430,565

Expenses:
Commissions and advisory fees	16,231,516	16,098,685
Compensation and benefits	2,659,815	2,040,010
Regulatory, legal and professional services	1,009,451	1,315,436
Brokerage, clearing and exchange fees	519,511	497,837
Technology and communications	304,917	308,038
Marketing and promotion	336,371	302,805
Occupancy and equipment	222,829	227,547
Other administrative	266,875	256,052
Interest	8,997	4,241
Total operating expenses	21,560,282	21,050,651

Operating loss	(1,390,369)	(620,086)

Provision (benefit) for income taxes	(513,007)	23,595

Net loss	$(877,362)	$(643,681)

Basic and diluted net loss per share	$(0.13)	$(0.10)

Shares used in basic and diluted per share calculations	6,590,779	6,523,675

See Notes to Condensed Consolidated Financial Statements

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
Revenue:
Commissions	$32,575,093	$32,911,920
Advisory fees	8,266,088	7,303,774
Other fee income	211,963	333,548
Other revenue	559,494	823,297
Total revenue	41,612,638	41,372,539

Expenses:
Commissions and advisory fees	33,326,157	32,622,914
Compensation and benefits	4,762,840	4,049,078
Regulatory, legal and professional services	2,285,240	2,120,309
Brokerage, clearing and exchange fees	1,024,971	1,089,024
Technology and communications	673,748	603,412
Marketing and promotion	643,389	637,032
Occupancy and equipment	458,240	455,840
Other administrative	627,646	440,904
Interest	16,941	11,114
Total operating expenses	43,819,172	42,029,627

Operating loss	(2,206,534)	(657,088)

Provision (benefit) for income taxes	(73,460)	(2,616)

Net loss	$(2,133,074)	$(654,472)

Basic and diluted net loss per share	$(0.32)	$(0.10)

Shares used in basic and diluted per share calculations	6,589,013	6,518,426

See Notes to Condensed Consolidated Financial Statements

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net loss	$(2,133,074)	$(654,472)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	204,305	208,190
Valuation allowance income taxes	24,008	0
Deferred taxes	92,306	(473,767)
Stock-based compensation	67,927	88,374
Transfer of beneficial interest to former Chairman	568,095	0
Unrealized loss in marketable securities	69	977
Non-qualified deferred compensation investment	17,587	21,863
Market adjustment cash surrender value life insurance policy	21,088	1,726
Charge to commission expense (forgivable loans)	91,731	70,118
Allowance for bad debt expense	73,263	0
Change in operating assets and liabilities:
Accounts receivable	2,719,716	1,303,576
Prepaid expenses and other	513,449	126,601
Loans receivable from registered representatives	(383,514)	(481,304)
Income taxes	(193,108)	579,194
Accounts payable	(272,332)	374,777
Securities, net	20,076	26,407
Accrued expenses	(576,351)	80,629
Commissions payable	(713,221)	(190,280)
Unearned revenues	101,071	98,016
Net cash provided by operating activities	243,091	1,180,625

Cash flows from investing activities:
Acquisition of property and equipment	(66,113)	(30,850)
Cash surrender value life insurance policies	(18,442)	(36,443)
Payments received on note receivable	101,098	106,299
Purchase of investments	(1,822)	(796)
Capital software expenditures	(60,250)	0
Net cash (used) in provided by investing activities	(45,529)	38,210

Cash flows from financing activities:
Payments on note payable	(940,387)	(789,296)
Net cash used in financing activities	(940,387)	(789,296)

Net increase (decrease) in cash and cash equivalents	(742,825)	429,539
Cash and cash equivalents, beginning of period	4,587,195	5,812,865
Cash and cash equivalents, end of period	$3,844,370	$6,242,404

Supplemental disclosures of cash flow information:
Interest paid	$16,941	$11,114
Income taxes paid	$-	$37,000

See Notes to Condensed Consolidated Financial Statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

INTERIM FINANCIAL REPORTING:

The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and six month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2011 filed with the SEC.

USE OF ESTIMATES AND ASSUMPTIONS:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates deal with such matters as the valuation of securities and other assets, revenue recognition, legal reserves and allowance for doubtful accounts receivable and may involve a particularly high degree of judgment and complexity.  Actual results could differ from those estimates.

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

Advisory Fees.  Our managed accounts advisory fees are based on the amount of assets managed per agreement negotiated between our independent representatives and their clients.  These revenues are recorded quarterly as and when billed based on the fair market value of assets managed during the quarter.  Any portion remaining uncollected due to account adjustments after account rebalancing is charged against earnings at quarter end.

Administration Fees.  Administration fees charged to registered representatives for services rendered to the Company’s representatives respecting annual FINRA license renewals and Error and Omissions (“E&O”) insurance are recognized as revenue upon registration of the representative with FINRA and listing of the registered representative with the E&O insurance carrier. The funds received from the registered representative are initially recorded as unearned revenue. The amounts collected in excess of the E & O insurance premium and/or fees due FINRA, if any, are recognized as revenue.  Fees collected to maintain books and records are deferred and recognized ratably throughout the year.

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

The Company has an available for sale investment for which it reports as accumulated other comprehensive income on the balance sheet. The Company had an unrealized loss of $20,267 for the six months ended September 30, 2011 and accumulated other comprehensive income of $36,450 as of September 30, 2011.  The Company had an unrealized gain of $26,884 for the fiscal year ended March 31, 2011 and accumulated other comprehensive income of $56,717 as of March 31, 2011.

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

Recent Accounting Pronouncements

Fair Value Measurement.  In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820).  This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with  USGAAP and International Financial Reporting Standards (IFRS).  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be filed.  There were no material subsequent events requiring adjustment, however see Note 12” Subsequent Events” for disclosure in these financial statements.

NOTE 2 – LOANS TO REGISTERED REPRESENTATIVES

ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals.  Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $91,731 and $70,118 for the quarters ended September 30, 2011 and 2010, respectively.

Some loans to registered representatives are not subject to a forgiveness contingency.   These loans, as well as loans that have failed the forgiveness contingency, are subject to repayment to the Company by deduction of a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid.

Interest charged on these loans to representatives ranges from 3% to 11.25% annually.  Included in loans receivable  from registered representatives is a $417,000 loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010.  This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter.

Loans receivable from registered representatives are as follows:

	September 30,	March 31,
	2011	2011

Forgiveable	$1,024,174	$682,762
Other loans	662,963	712,590
Less: allowance	(130,368)	(57,105)
Total loans	$1,556,769	$1,338,247

NOTE 3 – NOTE RECEIVABLE

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

The Note provided for a principal amount of $747,617, quarterly payments of interest accruing thereon at 5.5% and full repayment on October 31, 2010.  The Note was modified, effective March 3, 2010 to extend maturity by four years to October 31, 2014 and require annual principal payments of $100,000.  Total amount outstanding as of September 30, 2011 and March 31, 2011 was $502,071 and $603,169, respectively.   Prepayments are permitted without penalty. The interest accrued on this note was $7,071 and $8,169, respectively, at September 30, 2011 and March 31, 2011.

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability in its entirety requires judgment and considers factors specific to the asset or liability.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of September 30, 2011:

	Fair Value Measurements on Recurring Basis
	Total Fair Value of Asset or Liability	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$196,110	$196,110	$-	$-
Mutual Funds(1)	3,224	3,224	0	0
Securities owned at fair value	18,639	18,639	0	0
Total assets	$217,973	$217,973	$-	$-

Securities sold, not yet purchased at fair value	$21,400	$21,400	$-	$-
Total liabilities	$21,400	$21,400	$-	$-

The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2011:

	Fair Value Measurements on Recurring Basis
	Total Fair Value of Asset or Liability	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$214,555	$214,555	$0	$0
Mutual funds(1)	10,823	10,823	0	0
Securities owned at fair value	17,384	17,384	0	0
Total assets	$242,762	$242,762	$0	$0

Securities sold ,not yet purchased at fair value	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

(1) Amount labeled as Mutual funds are included in Non-qualified Deferred compensation investment on the condensed consolidated balance sheet.

NOTE 5 – SHORT –TERM INVESTMENTS

As of September 30, 2011, the Company owned investments classified as held to maturity through December 31, 2011.  These investments are presented at face value as follows:

Purchase Date	Purchase Price	Description	Face Value	Interest Date

12/1/2009	$50,000	Insight Real Estate Series 2007-A Secured Debentures	$50,000	Quarterly

NOTE 6 – LITIGATION AND REGULATORY MATTERS

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened arbitrations and other legal actions and proceedings brought on behalf of various claimants, some of which seek material and/or indeterminable amounts. Certain of these actions and proceedings are based on alleged violations of securities, consumer protection, labor and other laws and may involve claims for substantial monetary damages asserted against the Company and its subsidiaries.  Also, the Company and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries, investigations and formal administrative proceedings that may result in fines or other negative impact on the Company.  ICC, as a duly registered broker/dealer and investment advisor, is subject to regulation by the SEC, FINRA, NYSE-Amex, state securities regulators and other state securities regulators.

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

As of September 30, 2011 and March 31, 2011, the Company had accrued expenses of approximately $1,355,000 and $1,651,000, respectively, in legal fees and estimated probable settlement costs relating to the Company’s defense in various legal matters.  It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated and/or could exceed those accrued as of September 30, 2011.  Key components of both the September 30, 2011 and March 31, 2011 accrual included (i) estimated settlements and claims arising from alleged poor performance of certain real estate investments trusts (“REITs”) and oil and gas limited partnerships that have experienced bankruptcy or other financial difficulties during or in connection with the recent global liquidity crisis and (ii) regulatory assessments.

NOTE 7 – STOCK BASED COMPENSATION

The Company periodically issues common stock to employees, directors, officers, representatives and other key individuals in accordance with the provisions of the shareholder approved equity compensation plans. The Company measures and recognizes compensation expense for all share-based awards made to representatives, officers, employees and directors based on estimated fair values.

Stock Awards

Shares of stock granted under Company’s equity incentive plans (the “Equity Plans”) as of September 30, 2011 have been either fully vested at date of grant or subject to vesting over time periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability.  The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant.  Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.

The following activity occurred during the three months ended September 30, 2011:

	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value

Non-vested at July 1, 2011	28,332	$3.70	1.89 years	$104,828

Granted	0	$0.00		0
Vested	(5,425)	$3.55		(19,259)
Canceled	(215)	$2.65		(570)

Non-vested at September 30, 2011	22,692	$3.75	1.72 years	$85,095

The following activity occurred during the six months ended September 30, 2011:

	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value

Non-vested at April 1, 2011	35,891	$3.72	1.91 years	$133,515

Granted	0	$0.00		0
Vested	(12,341)	$3.71		(45,785)
Canceled	(858)	$3.18		(2,728)

Non-vested at September 30, 2011	22,692	$3.75	1.72 years	$85,095

The Company’s net loss for the three months ended September 30, 2011 includes no compensation costs related to the Company’s grants of restricted stock to executives and employees and $0.02 million for grants to independent representatives under the Plans.

The Company’s net loss for the six months ended September 30, 2011 includes $0.03 million of compensation costs related to the Company’s grants of restricted stock to executives and employees and $0.04 million for grants to independent representatives under the Plans.

The following activity occurred during the three months ended September 30, 2010:

	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value

Non-vested at July 1, 2010	49,377	$3.47	1.47 years	$171,338

Granted	30,000	$4.13		123,900
Vested	(11,921)	$3.62		(43,154)
Canceled	0	$0.00		0

Non-vested at September 30, 2010	67,456	$3.73	2.06 years	$251,611

The following activity occurred during the six months ended September 30, 2010:

	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value

Non-vested at April 1, 2010	62,863	$3.50	1.91 years	$220,021

Granted	30,000	$4.13		123,900
Vested	(24,619)	$3.66		(90,106)
Canceled	(788)	$2.76		(2,175)

Non-vested at September 30, 2010	67,456	$3.73	2.06 years	$251,611

The Company’s net loss for the three months ended September 30, 2010 includes $0.03 million of compensation costs related to the Company’s grants of restricted stock to executives and employees and $0.02 million for grants to independent representatives under the Plans.

The Company’s net loss for the six months ended September 30, 2010 includes $0.06 million of compensation costs related to the Company’s grants of restricted stock to executives and employees and $0.03 million for grants to independent representatives under the Plans.

Stock Option Grants

The following table summarizes information regarding the Company's employee and director fixed stock options as of September 30, 2011 and, 2010:

Employees, Director and Officers	2011		2010
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	150,000	$1.00	150,000	$1.00
Granted	0		0
Forfeited	0		0
Exercised	0		0
Reclassified(non-employee)	0		0

Outstanding at quarter end	150,000	$1.00	150,000	$1.00

Options exercisable at quarter-end	150,000		150,000

Weighted-average fair value of
options granted during the year	-		-

The intrinsic value of the stock options was $777,000 at September 30, 2011 and $622,500 at September 30, 2010.

The following table summarizes further information about employee and Directors' fixed stock options outstanding as of September 30, 2011:

Options Outstanding		Options Exercisable
Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00

NOTE 8 – NON-QUALIFIED DEFERRED COMPENSATION PLAN

Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this plan.  ICC is the NQ Plan’s sponsor.  The unfunded NQ Plan enables eligible ICC Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan.  The total amount of deferred compensation was $79,077 and $182,233 for the three and six months ended September 30, 2011 and $66,695 and $144,498 for the three and six months ended 2010, respectively.

NOTE 9 – LINE OF CREDIT

The Company has a line of credit (“Line”) with maximum borrowings of $1,000,000 at the Bank’s base lending rate (5.00% per year as of September 30, 2011). The Line became effective on November 22, 2010, and is subject to annual renewal and contains a customary minimum debt service covenant. The Line has not yet been used, therefore no balance is outstanding at September 30, 2011.

NOTE 10 – SEGMENT INFORMATION

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

The Company periodically reviews the effect that these agreement described above may have on the Company’s net capital.

Segment reporting is as follows for the quarter ended:

	September 30,
	2011	2010
Non-interest revenues:
ICC brokerage services	$15,933,823	$16,752,116
ICA asset management services	4,143,816	3,608,509
ICH gain (loss) on investment	(6,870)	(13,171)
Total	$20,070,769	$20,347,454

Interest and dividend income, net:
ICC	$97,262	$82,250
ICH	1,878	848
ICH Securities	4	13
Total	$99,144	$83,111

Depreciation and amortization expenses:
ICC brokerage services	$94,671	$102,297
ICA asset management services	1,167	1,167
Total	$95,838	$103,464

Operating income (loss):
ICC brokerage services	$(922,662)	$(201,916)
ICA asset management services	398,117	(325,376)
ICH	(865,824)	(92,807)
ICH Securities	0	13
Total	$(1,390,369)	$(620,086)

Segment reporting is as follows for the six months ended:

	September 30,
	2011	2010
Non-interest revenues:
ICC brokerage services	$33,053,900	$33,824,728
ICA asset management services	8,373,887	7,384,944
ICH gain (loss) on investment	$(17,587)	$(21,863)
Total	$41,410,200	$41,187,809

Interest and dividend income, net:
ICC	$200,488	$183,796
ICH	1,933	908
ICH Securities	17	26
Total	$202,438	$184,730

Depreciation and amortization expenses:
ICC brokerage services	$203,138	$207,024
ICA asset management services	1,167	1,167
Total	$204,305	$208,191

Operating income (loss):
ICC brokerage services	$(1,915,883)	$(597,638)
ICA asset management services	964,376	132,813
ICH	$(1,255,044)	$(192,288)
ICH Securities	17	26
Total	$(2,206,534)	$(657,087)

Period end total assets:
ICC brokerage services	$12,783,835	$15,841,692
ICA asset management services	797,807	861,110
ICH	1,559,590	$2,481,750
ICH Securities	10,307	10,264
Corporate items and eliminations	$(896,363)	$(1,113,138)
Total	$14,255,176	$18,081,678

Corporate items and eliminations:
Inter-company eliminations	(1,247,351)	(692,001)
Income taxes	$350,988	(421,137)
Total	$(896,363)	$(1,113,138)

 NOTE 11 – TRANSFER OF BENEFICIAL INTEREST TO FORMER CHAIRMAN

On August 2, 2011, the Company completed its secondary stock offering at a price of $4.25 per share of 3,608,820 shares of its common stock owned by its former Chairman of the Board and founder, Theodore E. Charles, members of his family, family trusts and a controlled charitable foundation (the “selling stockholders”).   Upon the closing of the offering, (i) Mr. Charles retired as an officer and director of the Company, (ii) his employment agreement with the Company was terminated due to retirement, (iii) his consultant agreement with the Company was amended to shorten the term to one year and reduce certain employment benefits and (iv) title to an existing life insurance policy with a cash surrender value of $0.57 million was transferred by the Company to Mr. Charles, the former Chairman.

NOTE 12 – SUBSEQUENT EVENTS

The following actions were taken by the Board of Directors on October 26, 2011:

The Board of Directors adopted the ICH Amended and Restated Equity and Cash Bonus Incentive Plan (the “Amended Plan”) -- which Amended Plan is an amendment and restatement of the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) that, among other things, provides for incentive programs and also increases the total number of shares of the Company’s $0.01 par value per share common stock (“Common Stock”) issued and issuable under the Plan from 1,000,000 to 2,000,000, all subject to approval of the Amended Plan by majority vote of the Company’s shareholders no later than October 26, 2012.

The Board authorized the grant, under the 1996 Stock Incentive Plan (the “1996 Plan”), the 2005 Plan and the Amended Plan of a total of 790,000 shares of Common Stock to employees of the Company and/or its subsidiaries, provided that the shares subject to each such grant shall vest in four equal installments on the first four anniversaries of the date of grant, and that grantees shall not be permitted to transfer any interest in or to one-half of the combined number of shares granted to such grantee under all such grants while such grantee continues to be employed by the Company and/or its subsidiaries.  The grants under the Amended Plan are conditioned upon approval of said plan by majority vote of the Company’s stockholders no later than October 26, 2012.

Additionally, the Board authorized the grant of 3,000 shares of the Company’s common stock to each of the four independent Board members under the 2005 Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis reviews our consolidated financial condition as of September 30, 2011 and March 31, 2011, the consolidated results of operations for the three and six months ended September 30, 2011 and 2010 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three and six months ended September 30, 2011, (ii) the “prior period” means the three and six months ended September 30, 2010, (iii) an increase or decrease compares the current period to the prior period, and (iv) non-comparative amounts refer to the current period.

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

Broker-Dealer Services

We provide broker-dealer services in support of trading and investment by our representatives’ customers in securities, including, without limitation, corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, limited partnerships and other alternative investments, variable annuities and variable life insurance.  We also provide related services such as market information, Internet brokerage, portfolio tracking facilities and records management.

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

CRITICAL ACCOUNTING POLICIES

In General

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company believes that of its significant accounting policies and litigation and regulatory matters to the Company’s condensed consolidated financial statements contained herein), those dealing with revenue recognition, allowance for doubtful accounts receivable, taxes and accrual of legal expenses involve a particularly high degree of complexity, uncertainty and judgment. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. By their nature, estimates involve judgment based upon available information. Actual results or amounts can and do differ from estimates and the differences can have a material effect on the condensed consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

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

A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period.  Data for the 12-month periods ended September 30, 2011 and 2010 are presented below:

	Twelve months ended		Increase/	% Increase/
	September 30, 2011	September 30, 2010	decrease	decrease
Rep-generated revenue:
Commission	$67,774,960	$66,838,372	$936,588	1.4%
Advisory	15,939,915	13,798,927	2,140,988	15.5%
Other fee income	681,167	1,098,928	(417,761)	-38.0%
	$84,396,042	$81,736,227	$2,659,815	3.3%

Number of representatives(1)	499	582	(83)	-14.3%

Average revenue per representative	$169,130	$140,440	$28,690	20.4%

(1) Number of representatives does not include terminated representatives.

The 20.4% growth in per capita rep-generated revenue reflects organic revenue growth and market appreciation, continued paring down of the number of lower-producing registered representatives and recruitment of new representatives with higher levels of production.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

RESULTS OF OPERATIONS

			Percentage of Revenue		Percent
	Quarter Ended September 30,		Quarter Ended September 30,		Change
	2011	2010	2011	2010	2011 vs. 2010

Revenue:
Commissions	$15,658,586	$16,234,403	77.6%	79.5%	-3.5%
Advisory fees	4,083,036	3,571,621	20.2%	17.5%	14.3%
Other fee income	108,570	143,364	0.5%	0.7%	-24.3%
Other revenue	319,721	481,177	1.6%	2.4%	-33.6%
Total revenue	20,169,913	20,430,565	100.0%	100.0%	-1.3%

Expenses:
Commissions and advisory fees	16,231,516	16,098,685	80.4%	78.7%	0.8%
Compensation and benefits	2,659,815	2,040,010	13.2%	10.0%	30.4%
Regulatory, legal and professional services	1,009,451	1,315,436	5.0%	6.4%	-23.3%
Brokerage, clearing and exchange fees	519,511	497,837	2.6%	2.4%	4.4%
Technology and communications	304,917	308,038	1.5%	1.5%	-1.0%
Marketing and promotion	336,371	302,805	1.7%	1.5%	11.1%
Occupancy and equipment	222,829	227,547	1.1%	1.1%	-2.1%
Other administrative	266,875	256,052	1.3%	1.3%	4.2%
Interest	8,997	4,241	0.0%	0.0%	112.1%
Total expenses	21,560,282	21,050,651	106.7%	102.8%	2.4%

Operating loss	(1,390,369)	(620,086)	-6.9%	-3.0%	124.2%

Provision (benefit) for income taxes	(513,007)	23,595	-2.5%	0.1%	-2274.2%

Net loss	$(877,362)	$(643,681)	-4.3%	-3.2%	36.3%

Adjusted EBITDA	$(374,883)	$(484,499)	-1.9%	-2.4%	-22.6%

Adjustments to conform Adjusted EBITDA to GAAP
Net loss:
Income tax benefit	(150,028)	0	-0.7%	0.0%	100.0%
Interest expense	(8,997)	(4,241)	0.0%	0.0%	112.1%
Income tax expense	663,035	(23,594)	3.3%	-0.1%	-2910.2%
Depreciation and amortization	(97,995)	(89,360)	-0.5%	-0.4%	9.7%
Non-recurring professional fees	(320,541)	0	-1.6%	0.0%	N/A
Transfer of beneficial interest to former Chairman	(568,095)	0	-2.8%	0.0%	N/A
Non-cash compensation	(19,858)	(41,987)	-0.1%	-0.2%	-52.7%

Net loss	$(877,362)	$(643,681)	-4.3%	-3.2%	36.3%

ADJUSTED EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted by eliminating other non-cash expense such as stock-related compensation, gains or losses on sales of assets, and various non-recurring items such as expenses incurred in connection with a secondary stock offering that closed on August 2, 2011 (“adjusted EBITDA”), is a key metric we use in evaluating our financial performance.  We consider adjusted EBITDA important in monitoring and evaluating our financial performance on a consistent basis across multiple time periods. We also use adjusted EBITDA as an important measure, among others, to analyze and evaluate financial and strategic planning decisions.

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

REVENUE

A 1.3% decrease in revenues reflected a decrease in Commission revenue primarily resulting from a decline in sales of variable annuities and direct participation programs relating to alternative investments in REITs and oil and gas programs that was partially offset by an increase in mutual fund sales and in commissions from the trade desk.

Revenues from advisory fees increased due to growth in asset values augmented by an increase in investment contributions. Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to contribute the majority of advisory services revenue.

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

EXPENSES

Total expenses increased by $0.51 million, or 2.4%, principally as a result of increases in compensation and benefits and from commissions and advisors fees paid to our representatives, offset primarily from a decrease in regulatory, legal and professional fees.

The increase in compensation and benefits is attributable to a non-recurring transfer of life insurance policy in connection with the recent retirement of former Chairman Theodore Charles.

Commissions and advisory fees paid to our representatives typically are calculated as percentages of revenue generated by them; accordingly, much of the $0.13 million increase in commissions and advisor fees reflects a corresponding increase in commission and advisory fee revenue.

The 23.3% decrease in regulatory, legal and professional expenses was driven principally by a $0.30 million regulatory fine assessed in the prior period by the Massachusetts Securities Division.

We will continue to incur legal fees and settlement costs as we operate in a litigious, regulated industry. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry or firm practices that also may result in the imposition of financial or other sanctions. We invest significant resources to mitigate litigation and regulatory exposure by promoting sound operational procedures and obtaining comprehensive insurance coverage.

Marketing and promotion increased as a direct result of printing costs for brochures promoting our ICA programs at our National Convention, as well as annual proxy filing documents for ICH.

INCOME TAXES

We had an income tax benefit of $0.51 million for the three months ended September 30, 2011 as compared to a $0.02 million income tax provision for the prior period. The income tax rates for the two periods do not bear a customary comparative relationship, given the operating losses incurred, primarily as a result of an increase in permanent differences, for income tax purposes, created by various accruals for each of the periods presented, particularly regulatory assessments, costs that were associated with our registration statement on Form S-3 filing and related transactions, and non-deductible compensation paid to our former Chairman.

OPERATING AND NET LOSS

Results of operations were materially impacted by professional fees and related investment banking fees incurred by the Company in connection with the registered sale by the former principal stockholder and related parties of shares of the Company’s common stock held by them, as well as litigation and regulatory actions that reflect a more demanding industry regulatory environment in the aftermath of recent significant market disruptions.  The Company reported a $1.39 million operating loss as compared to a $0.62 million operating loss for the prior period.  The Company’s net loss totaled $0.88 million, or $0.13 net loss per basic and diluted share, compared to a net loss of $0.64 million, or $0.10 net loss per basic and diluted share, for the prior period.

Significant regulatory assessments and non-recurring professional and legal expenses pertaining to the secondary public offering primarily contributed to the net loss for the current period.  Additionally, the lingering effects of the recent recession and financial services industry issues, such as credit quality and illiquidity of alternative investment products, continue to negatively impact our financial results.  The Company will continue to apply resources to sustain our recruiting and technology initiatives and to address growing costs of compliance, while further implementing cost controls to lessen exposure to operating losses.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

RESULTS OF OPERATIONS

			Percentage of Revenue		Percent
	Six Months Ended September 30,		Six Months Ended September 30,		Change
	2011	2010	2011	2010	2011 vs. 2010

Revenue:
Commissions	$32,575,093	$32,911,920	78.3%	79.6%	-1.0%
Advisory fees	8,266,088	7,303,774	19.9%	17.7%	13.2%
Other fee income	211,963	333,548	0.5%	0.8%	-36.5%
Other revenue	559,494	823,297	1.3%	2.0%	-32.0%
Total revenue	41,612,638	41,372,539	100.0%	100.0%	0.6%

Expenses:
Commissions and advisory fees	33,326,157	32,622,915	80.0%	78.8%	2.2%
Compensation and benefits	4,762,840	4,049,078	11.4%	9.8%	17.6%
Regulatory, legal and professional services	2,285,240	2,120,309	5.5%	5.1%	7.8%
Brokerage, clearing and exchange fees	1,024,971	1,089,024	2.5%	2.6%	-5.9%
Technology and communications	673,748	603,412	1.6%	1.5%	11.7%
Marketing and promotion	643,389	637,032	1.5%	1.5%	1.0%
Occupancy and equipment	458,240	455,840	1.1%	1.1%	0.5%
Other administrative	627,646	440,904	1.5%	1.1%	42.4%
Interest	16,941	11,114	0.0%	0.0%	52.4%
Total expenses	43,819,172	42,029,628	105.1%	101.4%	4.3%

Operating loss	(2,206,534)	(657,087)	-5.3%	-1.6%	235.8%

Provision (benefit) for income taxes	(73,460)	(2,616)	-0.2%	0.0%	2,708.1%

Net loss	$(2,133,074)	$(654,471)	-5.1%	-1.6%	225.9%

Adjusted EBITDA	$(729,434)	$(376,970)	-1.8%	-0.9%	93.5%

Adjustments to conform Adjusted EBITDA to GAAP
Net loss:
Income tax benefit	224,180	473,767	0.5%	1.1%	100.0%
Interest expense	(16,941)	(11,114)	0.0%	0.0%	52.4%
Income tax expense	(150,720)	(471,150)	-0.4%	-1.1%	-68.0%
Depreciation and amortization	(204,305)	(180,630)	-0.5%	-0.4%	13.1%
Non-recurring professional fees	(619,832)	0	-1.5%	0.0%	N/A
Transfer of beneficial interest to former Chairman	(568,095)	0	-1.4%	0.0%	N/A
Non-cash compensation	(67,927)	(88,374)	-0.2%	-0.2%	-23.1%

Net loss	$(2,133,074)	$(654,471)	-5.1%	-1.6%	225.9%

ADJUSTED EBITDA

See information, above, regarding the relevance, calculation and use of adjusted EBITDA set forth in the comparison of the three month periods ended September 30, 2011 and 2010.

REVENUE

Revenues were relatively flat for the six month comparative period; however, the advisory service segment had considerable growth of 13.2% as a result of improving asset values and new client investments.

Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to contribute the majority of advisory services revenue.

Other fee income and other revenue decreased for the same reasons stated in the comparative three month period.

EXPENSES

Total expenses increased by $1.79 million, or 4.3%, primarily due to increases in commission and advisory service fees, compensation and benefits,  regulatory, legal and professional services and other administrative expenses. For the most part the other expenses were consistent with that of the prior six month period.

The reasons for the increase in commissions and advisory fees were consistent with those explained in the three month period discussion, above.

The increase in regulatory legal and professional services was primarily the result of a $0.56 million increase in non-recurring costs incurred in connection with our secondary offering and related transactions offset by a $0.30 million decrease related to a regulatory fine in the prior period.

The increase in compensation and benefits was due primarily to $0.57 million in non-cash compensation to our former Chairman as a result of transfer of a life insurance policy in connection with his retirement upon closing of the secondary offering.  In addition, we added new staff  to our technology, compliance and marketing teams to support our service model.

The increase in other administrative expenses was the result of allowance for bad debts from loans to registered representatives and an increase in premiums for our insurance policies covering directors and officers. In addition, we experienced an increase in other taxes due to a favorable tax treatment in a prior period audit. Finally we had an expense accrual reversal in the prior period relating to an overestimate.

INCOME TAXES

We had an income tax benefit of $0.07 million for the six months ended September 30, 2011 as compared to a small income tax benefit for the prior period. The income tax rates for the 2011 and 2010 periods do not bear a customary relationship for reasons discussed in the comparative three month period discussion, above.

OPERATING AND NET LOSS

Results of operations were greatly impacted by both the costs of our secondary offering as well as litigation and regulatory actions that reflect a more demanding industry regulatory environment in the aftermath of recent significant market disruptions.  The Company reported a $2.21 million operating loss as compared to $0.66 million of operating loss for the prior period.  The Company’s net loss totaled $2.13 million, or $0.32 net loss per basic and diluted share, compared to net loss of $0.65 million, or $0.10 net loss per basic and diluted share, for the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity remains cash flows from operations, primarily from our broker-dealer and investment advisory businesses. Decisions on the allocation of capital include projected profitability and available cash flows, risk management and regulatory capital requirements. A key to this approach is ensuring that industry-standard controls are effective to support our operations and those of our representatives while ensuring sufficient liquidity.

As of September 30, 2011, cash and cash equivalents totaled $3.84 million as compared to $4.59 million as of March 31, 2011. Working capital as of September 30, 2011 was $4.10 million as compared to $5.61 million as of March 31, 2011. The ratio of current assets to current liabilities was 1.72 to 1 as of September 30, 2011, as compared to 1.70 to 1 as of March 31, 2011.

Operations provided $0.24 million in cash for the current period, as compared to $1.30 million of operating cash provided in the prior period, principally due to the net loss of $2.13 million in the current period versus a $0.65 million net loss in the prior period of which much of that loss in the current period was related to costs in our completed S-3 registration. In addition, the Company had paid for legal settlements and fines in the current period that were mostly accrued for at fiscal year end March 31, 2011.

Net cash flows used in investing activities in the current period represent purchases in equipment, collection of principal payments on a note receivable, capitalization of software for internal use, and contributions on an executive life insurance policy. Net cash flows used in the prior period were $0.08 million in the prior period compared to $0.05 million in the current period’s investing activities.

Cash flows for financing activities in the current period were similar to the prior period as we paid $0.94 million and $0.79 million in loan payments to finance E&O insurance premiums, respectively, for the periods ended September 30, 2011 and 2010.

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

As of September 30, 2011, ICC had net capital of $1.35 million (i.e., an excess of $1.09 million) as compared to net capital of approximately $2.84 million (i.e., an excess of $2.59 million) as of March 31, 2011. The decrease in net capital primarily was due to legal and professional fees incurred for our secondary offering, as well as legal defense, settlement costs, and regulatory fines that have impacted this year’s operating results and cash flow from operations.

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

The total minimum rental due in future periods under these existing agreements is as follows as of September 30, 2011 for the years ending:

March 31,
2012	$194,182
2013	283,922
2014	276,354
2015	282,214
2016	24,000
2017 and thereafter	24,000
$1,084,672

Total lease expense for office space approximated $0.09 and $0.08 million the three months ended and $0.17 and $0.16 million for the six months ended September 30, 2011 and 2010, respectively

ITEM 4.  CONTROLS AND PROCEDURES

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

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

ITEMS 2 – 5.

None.

ITEM 6.  EXHIBITS

Exhibit
Number	Description	Location

3.1	Certificate of Incorporation	(2)(Exh. 3.1)

3.2	By-Laws	(2)(Exh. 3.2)

4.1	Form of Stock Certificate	(2)(Exh. 4.1)

10.1	Employment Agreement with Theodore E. Charles (3)	(8)(Exh. 10.2)

10.2	Employment Agreement with Timothy B. Murphy (3)	(8)(Exh. 10.1)

10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)

10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)

10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)

10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)

10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)

10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)

10.9	Consulting Agreement with Theodore E. Charles (3)	(8)(Exh. 10.3)

10.10	Registration Agreement with Theodore E. Charles et. al	(9)(Exh. 10.1)

10.11	Agreement with Theodore E. Charles	(10)(Exh. 10.1)

10.12	October 26, 2011 Stock Grant Agreement with Timothy B. Murphy	(1)

10.13	October 26, 2011 Stock Grant Agreement with Kathleen L. Donnelly	(1)

31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)

31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)

32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)

32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Schema Document	(1)

101.CAL	XBRL Calculation Linkbase Document	(1)

101.LAB	XBRL Labels Linkbase Document	(1)

101.PRE	XBRL Presentation Linkbase Document	(1)

(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2007.

(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.

(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.

(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.

(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2008.

(8)	Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed April 21, 2010.

(9)	Incorporation by reference to the indicated exhibit of the Registrant’s Current Report on Form 8-K filed March 7, 2011.

(10)	Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed July 5, 2011.

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

Date: November 14, 2011