Form 10-Q
period 2011-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2012-02-14
CIK 1001871

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
_____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

Commission File Number: 333-43664

INVESTORS CAPITAL HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3284631
(State or other jurisdiction of	Identification No.)
incorporation or organization)	(I.R.S. Employer

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]          No [X]

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

   There were 6,655,123 shares outstanding of the issuer’s common stock, par value $.01 per share, as of February 7, 2012.

Table of Contents

PART I

--------------------------------------------------------------------------------
FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 4. CONTROLS AND PROCEDURES

PART II

--------------------------------------------------------------------------------
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES

--------------------------------------------------------------------------------

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2011	March 31, 2011
Assets
Current Assets
Cash and cash equivalents	$4,475,977	$4,587,195
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	3,568,177	6,798,638
Note receivable - (current)	106,955	108,169
Loans receivable from registered representatives (current), net of allowance	731,206	721,664
Prepaid income taxes	136,313	157,880
Securities owned at fair value	240,550	17,384
Investments	50,000	50,000
Prepaid expenses	429,419	1,073,969
	9,913,597	13,689,899

Property and equipment, net	422,809	597,735

Long Term Investments
Loans receivable from registered representatives	807,307	616,583
Note receivable	395,000	495,000
Investments	0	214,555
Non-qualified deferred compensation investment	1,171,389	1,089,572
Cash surrender value life insurance policies	143,881	680,429
	2,517,577	3,096,139
Other Assets
Deferred tax asset, net	1,733,740	1,218,773
Capitalized software, net	181,875	132,131
Other assets	7,080	15,808
	1,922,695	1,366,712

TOTAL ASSETS	$14,776,678	$18,750,485

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$956,609	$1,109,400
Accrued expenses	907,993	2,078,705
Commissions payable	2,593,851	3,246,898
Notes payable	123,457	1,527,969
Unearned revenues	1,105,931	113,486
Securities sold, not yet purchased, at fair value	2,050	0
	5,689,891	8,076,458
Long-Term Liabilities
Non-qualified deferred compensation plan	1,247,806	1,176,096

Total liabilities	6,937,697	9,252,554

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,661,669 issued and 6,657,784 outstanding at December 31, 2011;
6,618,259 issued and 6,614,374 outstanding at March 31, 2011	66,617	66,183
Additional paid-in capital	12,381,302	12,279,380
Accumulated deficit	(4,578,803)	(2,874,214)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	0	56,717
Total stockholders' equity	7,838,981	9,497,931

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,776,678	$18,750,485

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

	2011	2010
Revenue:
Commissions	$14,404,727	$17,015,065
Advisory fees	3,797,760	3,721,341
Other fee income	567,444	528,451
Other revenue	265,766	161,400
Total revenue	19,035,697	21,426,257

Expenses:
Commissions and advisory fees	14,751,775	16,600,763
Compensation and benefits	2,031,820	2,157,884
Regulatory, legal and professional services	721,595	549,546
Brokerage, clearing and exchange fees	471,905	481,837
Technology and communications	326,890	311,178
Marketing and promotion	170,039	406,945
Occupancy and equipment	208,095	232,802
Other administrative	354,725	366,757
Interest	10,527	3,472
Total operating expenses	19,047,371	21,111,184

Operating (loss) income	(11,674)	315,073

Provision (benefit) for income taxes	(440,160)	(30,601)

Net Income	$428,486	$345,674

Basic net income per share	$0.07	$0.05

Diluted net income per share	$0.06	$0.05

Shares used in basic per share calculations	6,553,824	6,566,452

Shares used in diluted per share calculations	6,692,520	6,704,651

See Notes to Condensed Consolidated Financial Statements

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

	2011	2010
Revenue:
Commissions	$46,979,821	$49,926,984
Advisory fees	12,063,849	11,025,114
Other fee income	779,407	861,998
Other revenue	825,260	984,697
Total revenue	60,648,337	62,798,793

Expenses:
Commissions and advisory fees	48,077,932	49,223,674
Compensation and benefits	6,794,661	6,206,962
Regulatory, legal and professional services	3,006,836	2,669,855
Brokerage, clearing and exchange fees	1,496,876	1,570,861
Technology and communications	1,000,638	914,590
Marketing and promotion	813,428	1,043,976
Occupancy and equipment	666,335	688,643
Other administrative	982,372	807,661
Interest	27,468	14,587
Total operating expenses	62,866,546	63,140,809

Operating loss	(2,218,209)	(342,016)

Provision (benefit) for income taxes	(513,621)	(33,218)

Net loss	$(1,704,588)	$(308,798)

Basic and diluted net loss per share	$(0.26)	$(0.05)

Shares used in basic and diluted per share calculations	6,548,194	6,525,347

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,704,588)	$(308,798)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	295,376	315,667
Valuation allowance income taxes	24,008	0
Deferred taxes	(538,975)	(119,920)
Stock-based compensation	102,355	135,737
Transfer of beneficial interest to former Chairman	568,095	0
Unrealized loss in marketable securities	854	1,061
Non-qualified deferred compensation investment	21,409	23,374
Market adjustment cash surrender value life insurance policy	4,896	(12,985)
Charge to commission expense (forgivable loans)	128,648	232,495
Allowance for bad debt expense	100,229	20,733
Unrealized gain on reclassification of available for sale security	(52,893)	0
Change in operating assets and liabilities:
Accounts receivable	3,230,461	(291,565)
Prepaid expenses and other	621,762	454,292
Loans receivable from registered representatives	(429,143)	(576,820)
Income taxes	21,567	194,981
Accounts payable	(152,791)	409,384
Securities, net	(8,667)	48,426
Accrued expenses	(1,170,712)	(805,523)
Commissions payable	(653,047)	(785,252)
Unearned revenues	992,445	1,553,500
Net cash provided by operating activities	1,401,289	488,787

Cash flows from investing activities:
Acquisition of property and equipment	(71,952)	(176,020)
Cash surrender value life insurance policies	(36,443)	(90,664)
Payments received on note receivable	101,214	132,133
Purchase of investments	(2,572)	(2,573)
Capital software expenditures	(98,242)	0
Net cash used in investing activities	(107,995)	(137,124)

Cash flows from financing activities:
Payments on note payable	(1,404,512)	(1,080,138)
Net cash used in financing activities	(1,404,512)	(1,080,138)

Net decrease in cash and cash equivalents	(111,218)	(728,475)
Cash and cash equivalents, beginning of period	4,587,195	5,812,865
Cash and cash equivalents, end of period	$4,475,977	$5,084,390

Supplemental disclosures of cash flow information:
Interest paid	$27,468	$14,587
Income taxes paid	$-	$37,000

See Notes to Condensed Consolidated Financial Statements.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

  NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   Incorporated in 1995 under Massachusetts law and re-domesticated under Delaware law in February 2007, Investors Capital Holdings, Ltd. ("ICH") is a holding company whose wholly-owned subsidiaries assist a nationwide network of independent registered representatives ("representatives") in providing a diversified line of financial services to the public including securities brokerage, investment advice, asset management, financial planning and insurance. Our subsidiaries include the following:

•
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

•	ICC Insurance Agency, Inc. facilitates the sale of insurance and annuities by our representatives.

•	Investors Capital Holdings Securities Corporation ("ICH Securities") holds cash, cash equivalents, interest income and dividend income for ICH.

INTERIM FINANCIAL REPORTING:

   The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2011 filed with the SEC.

USE OF ESTIMATES AND ASSUMPTIONS:

   The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates deal with such matters as the valuation of securities and other assets, revenue recognition, legal reserves and allowance for doubtful accounts receivable and may involve a particularly high degree of judgment and complexity.  Actual results could differ from those estimates.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

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

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

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

Valuation of Securities and Other Assets

   Substantially all financial instruments are reflected in the condensed consolidated financial statements at fair value or amounts that approximate fair value. These include cash; cash equivalents; securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. Certain financial instruments are classified as trading, available for sale, and held to maturity. The realized gains and losses are recorded in the income statement in the period in which the transactions occurred. The related unrealized gains and losses are reflected in other comprehensive income depending on the underlying purpose of the instrument. The Company records its private equity holdings at cost as the Company does not exercise significant influence over these equity investments.

 The Company as of March 31, 2011 had an available for sale investment for which it reports as accumulated other comprehensive income on the balance sheet. The Company had an unrealized gain of $26,884 for the fiscal year ended March 31, 2011 and accumulated other comprehensive income of $56,717 as of March 31, 2011. On December 31, 2011 the Company reclassified this asset from an available for sale investment to trading security. The Company has reported an unrealized gain as a result of the reclassification in the amount of $52,893 which is presented as other revenue in its condensed statements of operations. The Company had reported an unrealized loss of $3,824 for this investment prior to its reclassification.

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

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

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

   The Company, in preparing its income tax provision, bases the calculation on its annual projection of income or loss from operations. The annual projection is reconciled on a quarterly basis to changes in estimates, and at year end the calculation is based on the reported results of operations. Certain expenses are not deductible for tax purposes, creating permanent differences that increase or decrease the income tax provision and effective income tax rate. The Company has adjusted its income tax provision calculation for permanent differences which resulted in an increase to the current tax provision and its corresponding impact on the effective tax rate.  The total amount of the permanent differences was approximately $0.93 million which consisted of non-deductible regulatory assessments, non-deductible costs associated with our registration statement filing and non-deductible executive compensation.

   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company in its extensive review of both quantitative and qualitative factors has determined a valuation allowance was not required since it is more likely than not the Company will have sufficient taxable income in the future, including positive and negative evidence, to realize the deferred tax asset.

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

Recent Accounting Pronouncements

   Fair Value Measurement.  In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820).  This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS).  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

   Comprehensive Income. In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this new rule by fiscal year end March 31, 2012. While the adoption of this new guidance will change the presentation of comprehensive income, it will not have a material impact on the Company’s results of operations or financial position.

Subsequent Events
   The Company has evaluated subsequent events through the date the financial statements were available to be filed.  There were no material subsequent events requiring adjustment, however see Note 12” Subsequent Events” for disclosure in these financial statements.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

NOTE 2 - LOANS TO REGISTERED REPRESENTATIVES

   ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals.  Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $128,648 and $70,118 for the nine months ended December 31, 2011 and 2010, respectively.

   Some loans to registered representatives are not subject to a forgiveness contingency.   These loans, as well as loans that have failed the forgiveness contingency, are subject to repayment to the Company by deduction of a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid.

   Interest charged on these loans to representatives ranges from 3% to 11.25% annually.  Included in loans receivable from registered representatives is a $403,000 loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010.  This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter.

   Loans receivable from registered representatives are as follows:

	December 31,	March 31,
	2011	2011

Forgiveable	$1,016,644	$682,762
Other loans	679,203	712,590
Less: allowance	(157,334)	(57,105)
Total loans	$1,538,513	$1,338,247

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

   The Note provided for a principal amount of $747,617, quarterly payments of interest accruing thereon at 5.5% and full repayment on October 31, 2010.  The Note was modified, effective March 3, 2010 to extend maturity by four years to October 31, 2014 and require annual principal payments of $100,000.  Total amount outstanding as of December 31, 2011 and March 31, 2011 was $501,955 and $603,169, including accrued interest of $6,955 and $8,169, respectively. Prepayments are permitted without penalty.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

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

    The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities the Company have the ability to access.

•	Level 2 - Inputs are inputs (other than quoted prices included within Level 1) that are observable for the asset or liability, either directly or indirectly.

•
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

   The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of December 31, 2011:

	Fair Value Measurements on Recurring Basis

	Total	Level 1	Level 2	Level 3
Investments	$0	$0	$0	$0

Marketable Securities
Mutual funds	$237,821	$237,821	$0	$0
Asset backed securities	2,729	2,729	0	0
Total assets	$240,550	$240,550	$0	$0

Securities sold, not yet purchased at fair value
Equities	$2,050	$2,050	$0	$0
Total liabilities	$2,050	$2,050	$0	$0

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2011:

	Fair Value Measurements on Recurring Basis

	Total	Level 1	Level 2	Level 3
Investments
Mutual funds	$214,555	$214,555	$0	$0

Marketable securities
Equities	14,790	14,790	0	0
Asset backed securities	2,594	2,594	0	0

Mutual funds(1)	10,823	10,823	0	0

Total assets	$242,762	$242,762	$0	$0

Securities sold, not yet purchased at fair value	$0	$0	$0	$0
Total liabilities	$0	$0	$0	$0

(1) Amount labeled as Mutual funds are included in Non-qualified Deferred compensation investment on the condensed consolidated balance sheet.

NOTE 5 – SHORT –TERM INVESTMENTS

   As of December 31, 2011, the Company owned investments classified as held to maturity through December 31, 2011.  These investments are presented at face value as follows:

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

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

  As of December 31, 2011 and March 31, 2011, the Company had accrued expenses of approximately $997,000 and $1,651,000, respectively, in legal fees and estimated probable settlement costs relating to the Company’s defense in various legal matters.  It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated and/or could exceed those accrued as of December 31, 2011.  Key components of both the December 31, 2011 and March 31, 2011 accrual included estimated settlements and claims arising from alleged poor performance of certain real estate investments trusts (“REITs”) and oil and gas limited partnerships that have experienced bankruptcy or other financial difficulties during or in connection with the recent global liquidity crisis.

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

Stock Awards

   Shares of stock granted under Company’s equity incentive plans (the “Equity Plans”) as of  December 31, 2011 have been either fully vested at date of grant or subject to vesting over time periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability.  The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant.  Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s condensed consolidated balance sheets.

   On October 26, 2011, the Board of Directors adopted the ICH Amended and Restated Equity and Cash Bonus Incentive Plan (the “Amended Plan”) -- which Amended Plan is an amendment and restatement of the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) that, among other things, provides for incentive programs and also increases the total number of shares of the Company’s $0.01 par value per share common stock (“Common Stock”) issued and issuable under the Plan from 1,000,000 to 2,000,000.

   The Board authorized the grant, under the 1996 Stock Incentive Plan (the “1996 Plan”), the 2005 Plan and the Amended Plan of a total of 790,000 shares of Common Stock to employees of the Company and/or its subsidiaries, provided that the shares subject to each such grant shall vest in four equal installments on the first four anniversaries of the date of grant, and that grantees shall not be permitted to transfer any interest in or to one-half of the combined number of shares granted to such grantee under all such grants while such grantee continues to be employed by the Company and/or its subsidiaries.  Shares issued were consequently cancelled on November 22, 2011, therefore none of these shares are issued and outstanding.

  Additionally, the Board authorized the grant of 3,000 shares of the Company’s common stock to each of the five independent Board members under the 2005 Plan, as well as 29,401 shares granted to independent representatives under the Plans.  All of these grants under the Amended Plan are conditioned upon approval of said plan by majority vote of the Company’s stockholders no later than October 26, 2012.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

The following activity occurred during the three months ended December 31, 2011:

	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value

Non-vested at October 1, 2011	22,692	$3.75	1.72 years	$85,095

Granted	44,401	$4.90		217,565
Vested	(7,469)	$3.92		(29,278)
Canceled	(132)	$2.65		(350)

Non-vested at December 31, 2011	59,492	$4.59	2.45 years	$273,068

   The following activity occurred during the nine months ended December 31, 2011:

	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value

Non-vested at April 1, 2011	35,891	$3.72	1.91 years	$133,515

Granted	44,401	$4.90		217,565
Vested	(19,810)	$3.79		(75,080)
Canceled	(990)	$3.11		(3,079)

Non-vested at December 31, 2011	59,492	$4.59	2.45 years	$273,068

   The Company’s net income for the three months ended December 31, 2011 includes $0.01 million of compensation costs related to the Company’s grants of restricted stock to directors and $0.02 million for grants to independent representatives under the Plans.

   The Company’s net loss for the nine months ended December 31, 2011 includes $0.04 million of compensation costs related to the Company’s grants of restricted stock to executives, directors, and employees and $0.06 million for grants to independent representatives under the Plans.

   The following activity occurred during the three months ended December 31, 2010:

	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value

Non-vested at October 1, 2010	67,456	$3.73	1.47 years	$251,611

Granted	0	$0.00		0
Vested	(14,812)	$3.74		(55,397)
Canceled	(5,268)	$3.77		(19,860)

Non-vested at December 31, 2010	47,376	$3.74	2.00 years	$177,186

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

The following activity occurred during the nine months ended December 31, 2010:

	Shares	Weighted Ave Stock Price	Weighted Average Vested Life	Fair Value

Non-vested at April 1, 2010	62,863	$3.50	1.91 years	$220,021

Granted	30,000	$4.13		123,900
Vested	(39,430)	$3.69		(145,497)
Canceled	(6,057)	$3.58		(21,684)

Non-vested at December 31, 2010	47,376	$3.74	2.00 years	$177,186

  The Company’s net income for the three months ended December 31, 2010 includes $0.03 million of compensation costs related to the Company’s grants of restricted stock to executives and employees and $0.02 million for grants to independent representatives under the Plans.

   The Company’s net loss for the nine months ended December 31, 2010 includes $0.10 million of compensation costs related to the Company’s grants of restricted stock to executives and employees and $0.05 million for grants to independent representatives under the Plans.

Stock Option Grants

   The following table summarizes information regarding the Company's employee and director fixed stock options as of December 31, 2011 and, 2010:

Employees , Director and Officers	2011		2010
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	150,000	$1.00	150,000	$1.00
Granted	0		0
Forfeited	0		0
Exercised	0		0
Reclassified(non-employee)	0		0

Outstanding at quarter end	150,000	$1.00	150,000	$1.00

Options exercisable at quarter-end	150,000		150,000

Weighted-average fair value of
options granted during the year	-		-

The intrinsic value of the stock options was $615,000 at December 31, 2011 and $649,500 at December 31, 2010.

   The following table summarizes further information about employee and Directors' fixed stock options outstanding as of December 31, 2011:

Options Outstanding		Options Exercisable
Weighted-Average
Range Of	Number	Remaining		Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00	150,000	No Stated Maturity	$1.00	150,000	$1.00

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

NOTE 8 – NON-QUALIFIED DEFERRED COMPENSATION PLAN

   Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this plan.  ICC is the NQ Plan’s sponsor.  The unfunded NQ Plan enables eligible ICC Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan.  The total amount of deferred compensation was $92,922 and $275,155 for the three and nine months ended December 31, 2011 and $57,315 and $201,812 for the three and nine months ended December 31, 2010, respectively.

NOTE 9 – LINE OF CREDIT

   The Company has a line of credit (“Line”) with maximum borrowings of $1,000,000 at the Bank’s base lending rate (5.00% per year as of December 31, 2011). The Line became effective on February 22, 2010, and is subject to annual renewal and contains a customary minimum debt service covenant. The Line has not yet been used, therefore there is no outstanding balance at December 31, 2011.

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

   The Company periodically reviews the effect that these agreements described above may have on the Company’s net capital.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

Segment reporting is as follows for the quarter ended:

	December 31,
	2011	2010
Non-interest revenues:
ICC brokerage services	$15,048,055	$17,609,952
ICA asset management services	3,844,355	3,748,951
ICH gain (loss) on investment	49,072	(10,994)
Total	$18,941,482	$21,347,909

Interest and dividend income, net:
ICC	$93,392	$76,492
ICH	806	1,843
ICH Securities	17	13
Total	$94,215	$78,348

Depreciation and amortization expenses:
ICC brokerage services	$89,904	$106,310
ICA asset management services	1,167	1,167
Total	$91,071	$107,477

Operating income (loss):
ICC brokerage services	$(102,483)	$59,250
ICA asset management services	310,946	364,990
ICH	(220,154)	(109,180)
ICH Securities	17	13
Total	$(11,674)	$315,073

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

Segment reporting is as follows for the nine months ended:

	December 31,
	2011	2010
Non-interest revenues:
ICC brokerage services	$48,101,958	$51,434,678
ICA asset management services	12,218,242	11,133,895
ICH gain (loss) on investment	$31,485	$(32,857)
Total	$60,351,685	$62,535,716

Interest and dividend income, net:
ICC	$293,880	$260,288
ICH	2,739	2,750
ICH Securities	33	39
Total	$296,652	$263,077

Depreciation and amortization expenses:
ICC brokerage services	$294,209	$314,500
ICA asset management services	1,167	1,167
Total	$295,376	$315,667

Operating income (loss):
ICC brokerage services	$(2,068,809)	$(581,105)
ICA asset management services	1,325,765	540,517
ICH	$(1,475,198)	$(301,467)
ICH Securities	33	39
Total	$(2,218,209)	$(342,016)

Period end total assets:
ICC brokerage services	$13,447,727	$15,358,571
ICA asset management services	740,937	1,296,301
ICH	1,813,364	$2,551,460
ICH Securities	10,323	10,277
Corporate items and eliminations	$(1,235,675)	$(917,362)
Total	$14,776,676	$18,299,247

Corporate items and eliminations:
Inter-company eliminations	$(1,235,344)	$(759,631)
Income taxes	(331)	(157,731)
Total	$(1,235,675)	$(917,362)

NOTE 11- TRANSFER OF BENEFICIAL INTEREST TO FORMER CHAIRMAN

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

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

NOTE 12 –SUBSEQUENT EVENTS

The Company had no subsequent events to disclose of   as of the balance sheet date and through the filing date of this document.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis reviews our consolidated financial condition as of  December 31, 2011 and March 31, 2011, the consolidated results of operations for the three and nine months ended December 31, 2011 and 2010 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three and nine months ended December 31, 2011, (ii) the “prior period” means the three and nine months ended December 31, 2010, (iii) an increase or decrease compares the current period to the prior period, and (iv) non-comparative amounts refer to the current period.

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

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

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

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

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

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

PRODUCTIVITY OF REPRESENTATIVES

   Management believes that improving the overall quality of our independent representatives is a key to achieving growth in revenues and earnings.  We believe that upgrading the business practices of our representatives not only grows revenue, but assists in limiting the cost of overhead functions and representative noncompliance.  We strive to continually improve the overall quality of our force of representatives by:

•	assisting representatives to improve their skills and practices,
•	recruiting established, high quality representatives, and
•	terminating low quality representatives.

   A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period.  Data for the 12-month periods ended December 31, 2011 and 2010 are presented below:

	Twelve months ended		Increase/	% Increase/
	December 31, 2011	December 31, 2010	decrease	decrease
Rep-generated revenue:
Commission	$65,164,622	$66,469,044	$(1,304,423)	-2.0%
Advisory	16,016,335	14,671,427	1,344,908	9.2%
Other fee income	720,160	1,113,314	(393,154)	-35.3%
	$81,901,116	$82,253,785	$(352,669)	-0.4%

Number of producing representatives (1)	480	582	(102)	-17.5%

Average revenue per representative	$170,627	$141,330	$29,298	20.7%

(1) Number of representatives does not include terminated representatives.

   The 20.7% growth in per capita rep-generated revenue reflects organic revenue growth and market appreciation, and continued recruitment of new representatives with higher levels of production complimented by periodically divesting non-producing and non-profitable registered representatives.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

RESULTS OF OPERATIONS

			Percentage of Revenue		Percent
	Quarter Ended December 31,		Quarter Ended December 31,		Change
	2011	2010	2011	2010	2011 vs. 2010
Revenue:
Commissions	$14,404,727	$17,015,065	75.7%	79.4%	-15.3%
Advisory fees	3,797,760	3,721,341	20.0%	17.4%	2.1%
Other fee income	567,444	528,451	3.0%	2.5%	7.4%
Other revenue	265,766	161,400	1.4%	0.8%	64.7%
Total revenue	19,035,697	21,426,257	100.0%	100.0%	-11.2%

Expenses:
Commissions and advisory fees	14,751,775	16,600,763	77.5%	77.5%	-11.1%
Compensation and benefits	2,031,820	2,157,884	10.7%	10.1%	-5.8%
Regulatory, legal and professional services	721,595	549,546	3.8%	2.6%	31.3%
Brokerage, clearing and exchange fees	471,905	481,837	2.5%	2.2%	-2.1%
Technology and communications	326,890	311,178	1.7%	1.5%	5.0%
Marketing and promotion	170,039	406,945	0.9%	1.9%	-58.2%
Occupancy and equipment	208,095	232,802	1.1%	1.1%	-10.6%
Other administrative	354,725	366,757	1.9%	1.7%	-3.3%
Interest	10,527	3,472	0.1%	0.0%	203.2%
Total expenses	19,047,371	21,111,184	100.2%	98.6%	-9.8%

Operating (Loss) income	(11,674)	315,073	-0.1%	1.5%	-103.7%

Provision (benefit) for income taxes	(440,160)	(30,601)	-2.3%	-0.1%	1338.4%

Net income	$428,486	$345,674	2.3%	1.6%	24.0%

Adjusted EBITDA	$250,524	$449,892	1.3%	2.1%	-44.3%

Adjustments to conform Adjusted EBITDA to GAAP Net income:
Income tax benefit	656,705	384,448	3.4%	0.0%	100.0%
Interest expense	(10,527)	(3,472)	-0.1%	0.0%	203.2%
Income tax expense	(216,545)	(353,847)	-1.1%	-1.7%	38.8%
Depreciation and amortization	(97,995)	(89,360)	-0.5%	-0.4%	9.7%
Non-recurring professional fees	(133,818)	0	-0.7%	0.0%	N/A
Non-cash compensation	(19,858)	(41,987)	-0.1%	-0.2%	-52.7%

Net income	$428,486	$345,674	2.3%	1.6%	24.0%

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

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

Our EBITDA, as adjusted, decreased 50.3% in 2011 compared to 2010 as a result of a larger loss in 2011 compared to 2010.

REVENUE

   An 11.2% decrease in revenues reflected a decrease in Commission revenue primarily resulting from a decline in transactions processed through our trade desk. The decline in brokerage revenue was most attributed to a market that has been trading flat with no consistency in volume and price increases. Trading has slowed due to economic uncertainty, the ongoing debt crisis in Europe, and continued recession all of which have impacted the equities market.

   Revenues from advisory fees increased slightly due to growth in asset values augmented by an increase in investment contributions. Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to contribute the majority of advisory services revenue.

   Other fee income, primarily comprised of licensing and annual administrative fees, as well as financial planning fees, increased slightly.

   The increase in other revenue, which consists of net marketing revenues and interest income, resulted primarily from the scheduling of our top producer’s conference in different reporting periods, third quarter in the prior period versus second quarter in the current period. Also, there was a decrease in marketing allowances from product sponsor programs reflecting a decline in sales volumes of alternative investment products.

EXPENSES

   Total expenses decreased by $2.11 million, or 9.8%, principally as a result of decreases in compensation and benefits, marketing and promotion and from commissions and advisors fees paid to our representatives, offset primarily from an increase in regulatory, legal and professional fees.

   The decrease in compensation and benefits is attributable to a decrease in headcount on our business development and ICA teams.

   Commissions and advisory fees paid to our representatives typically are calculated as percentages of revenue generated by them; accordingly, much of the $1.9 million decrease in commissions and advisor fees reflects a corresponding decrease in commission and advisory fee revenue.

   The 31.3% increase in regulatory, legal and professional expenses was driven principally by legal costs incurred and for non-recurring professional fees related to the secondary offering; however, legal costs incurred pertaining to our industry were consistent with the prior period.

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

   Marketing and promotion decreased as a result of the discontinuation of promotional advertisements and general marketing expenses. Additionally, there was a decrease in travel related expenses.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

OPERATING AND NET LOSS

 The Company reported a decrease in income from operations of 103.7% in comparing the current period’s quarter to the same quarter in the prior period. The decrease in income from operations was mostly attributed to the decrease in commissionable revenue from equities. The drop off in commissionable revenue from equities which led to a decrease in operating income can be attributed to investor’s lack of participation in the financial markets.   In turn these decisions affected our business results.

 With the speculation that a full economic recovery is delayed, our clients remain uncertain; therefore there are fewer transactions and new investments.  This continued uncertainty in the economy, along with the political and regulatory trends lessened new investments in equities. As a result the Company has experienced a decrease in trading volume which translates into less net revenue.

  The Company will continue to apply resources to sustain our recruiting and technology initiatives, to proactively address growing costs of compliance, while further implementing cost controls to lessen exposure to operating losses. The Company had reduced variable spending and will continue to explore other cost cutting initiatives to further align expenses to revenue and bolster net income.

 The Company reported a $0.01 million operating loss as compared to operating income of $0.32 million for the prior period.  The Company’s net income totaled $0.43 million, or $0.07 net income per basic and $0.06 net income per diluted share, compared to a net income of $0.35 million, or $0.05 net income per basic and diluted share, for the prior period. The 24% increase in net income for the comparative periods can be attributed to the income tax benefit explained below.

INCOME TAXES

 We had an income tax benefit of $0.44 million for the three months ended December 31, 2011 as compared to a $0.03 million income tax benefit for the prior period. The income tax benefit of $0.44 million relates to the revised annual projected operating loss. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2011 is not necessary to fully offset the deferred tax assets based on the likelihood of future realization.

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

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

RESULTS OF OPERATIONS

			Percentage of Revenue		Percent
	Nine Months Ended December 31,		Nine Months Ended December 31,		Change
	2011	2010	2011	2010	2011 vs. 2010

Revenue:
Commissions	$46,979,821	$49,926,984	77.5%	79.5%	-5.9%
Advisory fees	12,063,849	11,025,114	19.9%	17.6%	9.4%
Other fee income	779,407	861,998	1.3%	1.4%	-9.6%
Other revenue	825,260	984,697	1.4%	1.6%	-16.2%
Total revenue	60,648,337	62,798,793	100.0%	100.0%	-3.4%

Expenses:
Commissions and advisory fees	48,077,932	49,223,674	79.2%	78.3%	-2.3%
Compensation and benefits	6,794,661	6,206,962	11.2%	9.9%	9.5%
Regulatory, legal and professional services	3,006,836	2,669,855	5.0%	4.3%	12.6%
Brokerage, clearing and exchange fees	1,496,876	1,570,861	2.5%	2.5%	-4.7%
Technology and communications	1,000,638	914,590	1.6%	1.5%	9.4%
Marketing and promotion	813,428	1,043,976	1.3%	1.7%	-22.1%
Occupancy and equipment	666,335	688,643	1.1%	1.1%	-3.2%
Other administrative	982,372	807,661	1.6%	1.3%	21.6%
Interest	27,468	14,587	0.0%	0.0%	88.3%
Total expenses	62,866,546	63,140,809	103.5%	100.6%	-0.4%

Operating loss	(2,218,209)	(342,016)	-3.7%	-0.5%	548.6%

Provision (benefit) for income taxes	(513,621)	(33,218)	-0.8%	-0.1%	1,446.3%

Net loss	$(1,704,588)	$(308,798)	-2.8%	-0.5%	452.0%

Adjusted EBITDA	$(485,835)	$76,612	-0.8%	0.1%	-734.2%

Adjustments to conform Adjusted EBITDA to GAAP Net loss:
Income tax benefit	514,966	140,225	0.8%	0.2%	267.2%
Interest expense	(27,468)	(14,587)	0.0%	0.0%	88.3%
Income tax expense	(1,345)	(107,007)	0.0%	-0.2%	-98.7%
Depreciation and amortization	(295,376)	(315,667)	-0.5%	-0.5%	-6.4%
Non-recurring professional fees	(753,650)	0	-1.2%	0.0%	N/A
Transfer of beneficial interest to former Chairman	(568,095)	0	-0.9%	0.0%	N/A
Non-cash compensation	(87,785)	(88,374)	-0.1%	-0.1%	-0.7%

Net loss	$(1,704,588)	$(308,798)	-2.8%	-0.5%	452.0%

ADJUSTED EBITDA

   See information, above, regarding the relevance, calculation and use of adjusted EBITDA set forth in the comparison of the three month periods ended December 31, 2011 and 2010.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

REVENUE

   Although our total revenues declined by 3.4% for the nine month comparative period, our advisory fees increased by 9.4 % as a result of the appreciation in total assets and newly-added advisory assets. The decline in top line revenues can be most attributed to the decline in commissions from trading for reasons stated in the three month period discussion.

   Other fee income declined as a result of collecting fewer fees in the current period for technology, license exams, and account transfer fees.

   The decrease in other revenue resulted primarily from a decrease in marketing allowances from product sponsor programs, reflecting a decline in sales volumes of alternative investment products.   Lastly, we attribute reduced interest income to the current low interest rate environment.

EXPENSES

   Total expenses decreased by $0.27 million, or 0.4%, primarily due the decrease in commissions and advisory fees in addition to the decrease in marketing and promotion expenses for reasons consistent with those explained in the three month period discussion above. Offsetting those decreases were increases to compensation and benefits, regulatory, legal and professional services and other administrative expenses. For the most part the other expenses were consistent with that of the prior nine month period.

   The increase in compensation and benefits was due primarily to $0.57 million in non-cash compensation provided to our former Chairman resulting from a transfer of a life insurance policy in connection with his retirement upon closing of the secondary offering.

   The increase in regulatory legal and professional services was primarily the result of a $0.34 million increase in non-recurring costs incurred in connection with our secondary offering offset by a $0.30 million decrease related to a regulatory fine in the prior period.  Professional fees rose by $0.23 million for defense in various claims and arbitrations.

    The increase in other administrative expenses was the result of allowance for bad debts from loans to registered representatives, as well as a premium increase in our directors and officers’ policies.

OPERATING AND NET LOSS

   Results of operations were jointly impacted by both the associated costs of our S-3 registration for our secondary offering as well as costs incurred for litigation and regulatory actions that reflect a more demanding regulatory environment in the aftermath of recent significant market disruptions.  The Company continues to experience a slower than planned revenue growth, specifically with commissionable revenue.

  The Company reported a $2.22 million operating loss as compared to $0.34 million of operating loss for the prior period.  The Company’s net loss totaled $1.70 million, or $0.26 net loss per basic and diluted share, compared to net loss of $0.31 million, or $0.05 net loss per basic and diluted share, for the prior period.

INCOME TAXES

   We had an income tax benefit of $ 0.51 million for the nine months ended December 31, 2011 as compared to a $0.03 income tax benefit for the prior period. The income tax rates for the 2011 and 2010 periods do not bear a customary relationship for reasons discussed in the comparative three month period discussion, above.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

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

   As of December 31, 2011, cash and cash equivalents totaled $4.48 million as compared to $4.59 million as of March 31, 2011. Working capital as of December 31, 2011 was $4.22 million as compared to $5.61 million as of March 31, 2011. The ratio of current assets to current liabilities was to 1.74 as of December 31, 2011, as compared to 1.70 to 1 as of March 31, 2011.

Operations provided $1.40 million in cash for the current period, as compared to $0.49 million of operating cash provided in the prior period, principally due to the change in accounts receivable  offset from payments on legal settlements in the current period that were accrued for at fiscal yearend March 31, 2011.

   Net cash flows used in investing activities in the current period represent purchases in equipment, collection of principal payments on a note receivable, capitalization of software for internal use, and contributions to executive life insurance policies. Net cash flows used in the current period were consistent with cash flows used in the prior period for investing activities.

   Cash flows for financing activities in both the current and prior periods were for financing E&O insurance premiums. We paid $1.41 million and $1.08 million in loan repayments, respectively, for the periods ended December 31, 2011 and 2010.

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

   As of December 31, 2011, ICC had net capital of $1.55 million (i.e., an excess of $1.30 million) as compared to net capital of approximately $2.84 million (i.e., an excess of $2.59 million) as of March 31, 2011. The decrease in net capital primarily was due to legal and professional fees incurred for our secondary offering, as well as legal defense, settlement costs, and a regulatory settlement that have impacted this year’s operating results.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

COMMITMENTS AND CONTINGENCIES

   As of December 31, 2011, we are obligated under various lease agreements covering locations in Topsfield and the Company’s principal offices in Lynnfield, Massachusetts. These agreements are considered to be operating leases. The terms of the leases expire March 31, 2012 and March 31, 2015, respectively. Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes.

   The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2011 for the years ending:

March 31,
2012	$97,091
2013	283,922
2014	276,354
2015	282,214
2016	24,000
2017 and thereafter	24,000
$987,581

Total lease expense for office space approximated $0.08 and $0.08 million the three months ended and $0.25 and $0.25 million for the nine months ended December 31, 2011 and 2010, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Report of Management on Internal Control Over Financial Reporting

   Disclosure controls are procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as the Companies are designed to do, and management necessarily were required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

   As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

   There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

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

ITEMS 2 – 5.

  None.

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

ITEM 6. EXHIBITS

Exhibit
Number	Description	Location

3.1	Certificate of Incorporation	(2)(Exh. 3.1)

3.2	By-Laws	(2)(Exh. 3.2)

4.1	Form of Stock Certificate	(2)(Exh. 4.1)

10.1	Employment Agreement with Theodore E. Charles (3)	(8)(Exh. 10.2)

10.2	Employment Agreement with Timothy B. Murphy (3)	(8)(Exh. 10.1)

10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)

10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)

10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)

10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)

10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)

10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)

10.9	Consulting Agreement with Theodore E. Charles (3)	(8)(Exh. 10.3)

10.10	Registration Agreement with Theodore E. Charles et. al	(9)(Exh. 10.1)

10.11	Agreement with Theodore E. Charles	(10)(Exh. 10.1)

10.12	October 26, 2011 Stock Grant Agreement with Timothy B. Murphy	(1)

10.13	October 26, 2011 Stock Grant Agreement with Kathleen L. Donnelly	(1)

10.14	November 22, 2011 Cancellation of October 26, 2011 Stock Grants	(1)

31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)

31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)

32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)

32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Schema Document	(1)

101.CAL	XBRL Calculation Linkbase Document	(1)

101.LAB	XBRL Labels Linkbase Document	(1)

101.PRE	XBRL Presentation Linkbase Document	(1)

Investors Capital Holdings, Ltd. Report on form 10-Q	Quarter Ended December 31, 2011

(1)	Filed herewith.

(2)	Incorporated by reference to the indicated exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2007.

(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(4)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2005.

(5)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.

(6)	Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.

(7)	Incorporated by reference to the indicated exhibit to the Registrant’s Annual Report on Form 10-K filed June 30, 2008.

(8)	Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed April 21, 2010.

(9)	Incorporation by reference to the indicated exhibit of the Registrant’s Current Report on Form 8-K filed March 7, 2011.

(10)	Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed July 5, 2011.

(11)	Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed November 22, 2011.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD.

By: /s/ Kathleen L. Donnelly

Kathleen L. Donnelly
Chief Accounting Officer
(Duly authorized officer)

Date: February 14, 2012