Form 10-K
period 2012-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2012-06-28
CIK 1001871

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K                                                                                   Fiscal Year Ended March 31, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED

MARCH 31, 2012

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

None

(Title of class)

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐No ☒

  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐No ☒

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K                                                                                   Fiscal Year Ended March 31, 2012

  Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☐

Non-accelerated filer  ☐            Smaller reporting company  ☒

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐ No ☒

  The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $30,729,205.

  As of June 12, 2012, there were outstanding 6,685,124 shares of the $0.01 par value per share Common Stock of the registrant.

  Document incorporated by reference:  Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

•

Broker-dealer services primarily in support of trading and investment in securities such as corporate stocks and bonds, U.S. Government securities, municipal bonds, mutual funds, variable annuities, alternative investments and variable life insurance, including provision of market information, internet trading and portfolio tracking facilities and records management, and

•	Investment advisory services, including asset management, conducting business as Investors Capital Advisory Services (“ICA”).

Financial information pertaining to the Company for the fiscal years ended March 31, 2012 and 2011 is included in Part II of this document including, without limitation, financial statements and supplementary data in Item 8 thereof.  See Part II, Item 8, Footnote 14 – “Segment Information” for information concerning each of the segments of the Company’s business with respect to the fiscal years ended March 31, 2012 and 2011, including revenues from external customers, a measure of profit or loss, and total assets.

Broker-Dealer Services

Investors Capital Corporation

ICC is registered as a securities broker-dealer with the Financial Industry Regulatory Authority ("FINRA"), the SEC, the Municipal Securities Rule Making Board ("MSRB") and the Securities Investor Protection Corporation

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

("SIPC"). Headquartered in Lynnfield, Massachusetts, the wholly-owned subsidiary of ICH also is duly registered and doing business as a broker-dealer in all 50 states, the Commonwealth of Puerto Rico and the District of Columbia. ICC makes available multiple investment products and provides support, technology and back-office services to a network of producing (non-staff) independent registered representatives, of which there were 455 at March 31, 2012.  Broker-dealer commissions and investment advisory fees generated by ICC's registered representatives represented the bulk of the Company's total revenues for the fiscal year ended March 31, 2012.

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

  Technology Resources. Our technology offerings, including a client and enterprise website, enable our representatives and/or their clients to perform many tasks on-line, including:

•	Opening of new accounts
•	Monitoring of existing accounts
•	Updating of client accounts
•	Initiating and executing trading activities
•	Viewing and downloading commission data
•	Locating and exploring financial products
•	Downloading client data
•	e-Delivery of statements and confirmations
•	Researching reports or inquiries on companies, securities and other financial topics

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

  Supervision/Compliance. We maintain comprehensive broker-dealer and investment advisor compliance programs. Our home office licensing, compliance and risk management staffs include three dedicated attorneys.  We also retain experienced supervisors in FINRA-recognized Offices of Supervisory Jurisdiction at our home office and in the field offices across the country that are charged with compliance responsibilities for defined groups of registered representatives including, in particular, newly-affiliated representatives.

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

  Our representatives seek and value assistance in the area of compliance.  Keeping in step with the latest industry regulations, our compliance department provides to our representatives, among other things:

•	Advertising and sales literature review
•	Field inspections, followed up with written findings and remediation programs
•	In-house publications, conference calls, webinars, workshops, seminars and other communications on compliance topics
•	Assistance with customer complaints and regulatory inquiries
•	Training at regional and national meetings
•	IT tools designed to enhance compliance review and communication
•	Interpretation of rules and regulations and general compliance training

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

Investment Advisor Representatives

  Each of our investment advisor representatives must satisfy licensing requirements of the states in which they operate prior to providing investment advisory services.  As of March 31, 2012, 337 independent investment advisor representatives registered with the various state securities departments were affiliated with ICA, which is consistent with the year earlier.

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

•

The customer's risk tolerance, investment goals, age, time horizon, investment experience and financial and personal circumstances are determined using detailed questionnaires that are completed during personal interviews. Based upon these data, an overall investment allocation among stocks, bonds, cash and/or other investment products is fashioned.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

•

Specific investment vehicles believed to be appropriate for the particular customer and investment allocation are selected from a universe of Company-approved mutual funds, variable annuities, individual securities and other investment products.

•

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

ICH Securities

  ICH Securities was established to hold cash for Company for income tax benefit purposes at the Massachusetts state level.

Our Strategy

  Key elements of our strategy to achieve our corporate objectives include:

•

Recruit and retain high quality registered representatives.  Our business model stresses recruitment and retention of capable, experienced independent representatives possessing the professional qualifications, knowledge and judgment to render superior broker-dealer and investment advisory services to their customers.

•

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

•

Provide value-added services to our clients. We provide our clients with access to a pool of well-trained representatives, access to up-to-date market and other financial information, and direct access to our trade desk that is online with various stock exchanges and institutional buyers and sellers. We also provide trading before and after traditional market hours to our clients.

•

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

•

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

secure and private interface directly to our proprietary client web site. This allows clients to perform market research, buy and sell securities on-line, monitor their accounts and utilize financial calculators.

•

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

•

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

  We seek to compete through the quality of our registered representatives, a premier level of service to our representatives, and the breadth and depth of brokerage and advisory products and services we offer. We believe that our ability to compete depends upon many factors both within and outside our control, including:

•	Our ability to attract and retain a network of experienced investment professionals
•	The effectiveness, ease of use, performance and features of our technology and services
•	The price and quality of our services and overall client satisfaction
•	The volatility and performance of financial markets and the world economy
•	Our ability to service our clients effectively and efficiently
•	Our reputation in the financial services industry
•	Our ability to foster compliance with applicable laws and regulations by employees and independent representatives

How We Are Regulated

  Broker-Dealer Regulation

  The securities industry is subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for administering the federal securities laws that apply to broker-dealers. ICC is a broker-dealer registered with the SEC. In addition to complying with the voluminous and complex rules set out in applicable statutes, including the Securities Act of 1933 and Securities Exchange Act of 1934 (as amended, the “Securities Act” and “Exchange Act”, respectively), The Dodd- Frank Act of 2010 and rules regulations promulgated thereunder, every registered broker-dealer that conducts business with the public is required to be a member of and subject to the jurisdiction and rules of FINRA.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

Employees

  As of March 31, 2012, we had 57 full-time employees, the majority of whom are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements on an as-needed basis to assist with various aspects of our business.

Available information

  The Company is subject to the informational requirements of the Securities Exchange Act and, in accordance therewith, files reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

Executive Officers Of The COMPANY

  The following sets forth, as of June 27, 2012, certain information with respect to each of the executive officers of ICH:

  Timothy B. Murphy, age 47, has served as a director of the Company since July 1995. A founder of the Company, Mr. Murphy has served as President and Chief Executive Officer since August 2009. He served as Executive Vice President and Chief Financial Officer of the Company from its inception until August and December 2009, respectively, and as President of ICC since its inception. He entered the securities industry in 1991 as an operations manager in the Boston regional office of Clayton Securities. By 1994, he was serving as compliance officer of BayBanks Brokerage and a vice president of G.R. Stuart & Company, another brokerage firm. Mr. Murphy holds various securities licenses including series 4, 7, 24, 27, 53, 63 and 65.

  Kathleen L. Donnelly, age 40, was promoted to Chief Financial Officer of the Company effective January 1, 2009 and serves as its principal financial officer. Prior to this appointment, Ms. Donnelly was employed by ICC as Corporate Accountant where she managed the Company’s Sarbanes-Oxley compliance readiness program and provided internal budgeting and financial analysis services. From January through April 2007, Ms. Donnelly was employed as an auditor at Nardella & Taylor, LLC, a public accounting firm. From 1997 through 2006, she was a practicing Certified Public Accountant as an Audit Manager with UHY LLP (formerly Brown & Brown, LLP), the Company’s independent public accountants prior to the appointment of Marcum, LLP.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  Properties.

Our principal executive offices, comprised of several office condominiums, are located within a 11,737 square foot facility at 230 Broadway, Lynnfield, MA.   During the year ended March 31, 2012, the Company also maintained an office in a 2,132 square foot facility at 218 Boston Street, Topsfield, MA.  Both of these properties were leased from entities owned and controlled by the Company’s former Chairman for a combined annual rent of $291,200. The Company is currently attempting to resolve a dispute with the lessor, specific to the tenancy at 230 Broadway Lynnfield, MA as a result of property damages that are preventing occupancy and use of all leased space.

  The Lynnfield, MA lease was renewed and modified in October 2009 and will expire on March 31, 2015, and the Topsfield, MA lease expired on March 31, 2012.  Additionally, the Company had leased 1,357 square feet of office space in Miami, FL under a lease which expired in November 2011. The rent expense for the Miami office during the fiscal year ended March 31, 2012 was $35,333.

ITEM 3.  Legal Proceedings.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

  The Company operates in a highly litigious and regulated business, and the Company often is made a defendant in arbitrations and other legal proceedings that are incidental to our securities business.  The Company typically vigorously contests the allegations of the complaints and believes that there are meritorious defenses in these matters.  From time to time the Company also is the subject of regulatory investigations and proceedings.  Counsel often is unable to confidently predict the likelihood of an outcome, whether favorable or unfavorable, in such matters because of routine and inherent uncertainties.  For the majority of pending claims, the Company's current errors and omissions (E&O) policy limits the Company’s maximum exposure in any one case to $100,000 or $100,000/$250,000 ($250,000 is effective January 2012 for alternative investment product only related settlements) in any one case, subject to policy limitations and exclusions.The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to $350,000, subject to policy limitations and exclusions.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

  ICH's common stock has been trading on NYSE AMEX / Alternext US (“Amex”) (formerly, The American Stock Exchange) under the symbol "ICH" since February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of June 12, 2012, there were 6,685,124 shares outstanding and 221 registered holders thereof.

  The following table presents the high and low closing prices for the common stock of ICH on the Amex for the periods indicated:

	High	Low
Fiscal Year Ended March 31, 2012:
January 1, 2012 through March 31, 2012	$4.25	$3.57
October 1, 2011 through December 31, 2011	$5.05	$3.80
July 1, 2011 through September 30, 2011	$6.39	$4.78
April 1, 2011 through June 30, 2011	$6.48	$5.09

Fiscal Year Ended March 31, 2011:
January 1, 2011 through March 31, 2011	$6.45	$4.03
October 1, 2010 through December 31, 2010	$4.55	$3.75
July 1, 2010 through September 30, 2010	$4.30	$2.35
April 1, 2010 through June 30, 2010	$2.40	$1.50

Cash Dividends

  The Company did not pay any dividends on its common stock during the fiscal years ended March 31, 2012 and 2011.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

Securities Authorized for Issuance Under Compensation Plans

  The following table presents information as of March 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

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

recent sales of unregistered securities

  None.

ITEM 6.  selected financial data.

  Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's discussion and analysis reviews our consolidated financial condition as of March 31, 2012 and 2011, the consolidated results of operations for the years ended March 31, 2012 and 2011 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the accompanying consolidated financial statements and related notes.  Unless context requires otherwise, as used in this Management's Discussion and Analysis
(i) the "current period" means the fiscal year ended March 31, 2012, (ii) the "prior period" means the fiscal year ended March 31, 2011, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

Forward-Looking Statements

  The statements, analyses, and other information contained herein relating to trends in our operations and financial results, the markets for our products, the future development of our business, and the contingencies and uncertainties to

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

Risk Management

  Risk is an inherent part of our business and activities. Risk management is critical to our financial strength and profitability and requires robust auditing, constant communications, sound judgment and knowledge of financial regulations, trends and the economy as a whole. We take a holistic approach to governance, risk management and compliance.

  Management and staff, at all levels, take a proactive role in the risk management process. The principal risks involved in our business activities include market, operational, regulatory and legal risks.

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

Operational Risk

  Operational risk refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. Managing these risks is critical, especially in a rapidly changing environment with increasing transaction volume. Failure to manage these risks could result in material financial loss to the Company. To mitigate these risks, the Company has developed policies and procedures designed to identify and manage operational risk. These policies and procedures are reviewed and updated on a continuing basis by a broad-based Risk Committee that meets weekly to ensure that risk is minimized.

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

KEY INDICATORS OF FINANCIAL PERFORMANCE

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

PRODUCTIVITY AND PRACTICE DIVERSIFICATION OF REPRESENTATIVES

  Management believes that continual improvement in the overall quality of our independent representatives is a key to achieving growth in revenues and earnings.  We believe that upgrading the business practices of our representatives not only grows revenue, but assists in limiting the cost of overhead functions and representative noncompliance.  We strive to continually improve the overall quality of our force of representatives by:

•	assisting representatives to improve their skills and practices,
•	recruiting established, high-quality representatives, and
•	terminating low-quality representatives.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

Productivity

  A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a 12-month period.  Data for the 12-month periods ended March 31, 2012 and 2011 are presented below:

	Year Ended		Change
	March 31, 2012	March 31, 2011	Dollar	Percentage
Rep-generated revenue:
Commission	$63,444,938	$68,111,786	$(4,666,848)	-6.9%
Advisory	15,958,497	14,977,601	980,896	6.5%
Other fee income	620,595	802,752	(182,157)	-22.7%
	$80,024,030	$83,892,139	$(3,868,109)	-4.6%

Number of representatives	455	519	(64)	-12.3%

Average revenue per representative	$175,877	$161,642	$14,235	8.8%

  We believe that the 8.8% increase in per capita rep-generated revenue reflects recruitment and retention of higher producing representatives, as well as culling of part-time lower producing representatives. The Company is focused on driving revenue growth through recruitment and organic growth from existing representatives.

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

Comparison of Fiscal Years Ended March 31, 2012 and 2011

  The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

	Year Ended March 31,		Change
	2012	2011	Dollar	Percentage
Revenues:
Commission	$ 63,444,938	$ 68,111,786	$ (4,666,848)	-6.9%
Advisory fees	15,958,497	14,977,601	980,896	6.5%
Other fee income	620,595	802,752	(182,157)	-22.7%
Other income	1,016,732	1,361,826	(345,094)	-25.3%
Total revenue	81,040,762	85,253,965	(4,213,203)	-4.9%

Expenses:
Commissions and advisory fees expense	64,775,584	67,125,324	(2,349,740)	-3.5%
Compensation and benefits	8,744,917	8,471,493	273,424	3.2%
Regulatory, legal and professional	3,979,808	3,983,401	(3,593)	-0.1%
Brokerage, clearing and exchange fees	1,790,263	2,046,543	(256,280)	-12.5%
Technology and communications	1,335,373	1,225,670	109,703	9.0%
Marketing and promotion	956,234	1,383,453	(427,219)	-30.9%
Occupancy and equipment	864,431	914,952	(50,521)	-5.5%
Other administrative	1,219,856	1,101,691	118,165	10.7%
Interest	37,361	23,698	13,663	57.7%
Total expenses	83,703,827	86,276,225	(2,572,398)	-3.0%

Operating loss	(2,663,065)	(1,022,260)	(1,640,805)	160.5%
Benefit for income taxes	(331,236)	(112,130)	(219,106)	195.4%

Net loss	$ (2,331,829)	$ (910,130)	(1,421,699)	156.2%

Adjusted EBITDA:	$ (776,780)	$ (242,218)	$ (534,562)	220.7%

Adjustments to conform adjusted EBITDA to GAAP Net loss:
Income tax benefit	331,236	112,130	219,106	195.4%
Interest expense	(37,361)	(23,698)	(13,663)	57.7%
Depreciation and amortization	(380,139)	(420,409)	40,270	-9.6%
Non-cash compensation	(147,040)	(183,743)	36,703	-20.0%
Non-cash compensation for transfer of beneficial interest to former chairman	(568,095)	-	(568,095)	NA
Non-recurring professional fees	(753,650)	(152,192)	(601,458)	395.2%

Net loss	$ (2,331,829)	$ (910,130)	$ (1,421,699)	156.2%

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

Adjusted EBITDA

    Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted by eliminating other non-cash expense such as stock-related compensation, gains or losses on sales of assets, and various non-recurring items such as material expenses incurred in connection with a secondary stock offering that closed on August 2, 2011 (“adjusted EBITDA”), is a key metric we use in evaluating our financial performance.  We consider adjusted EBITDA important in monitoring and evaluating our financial performance on a consistent basis across multiple time periods. We also use adjusted EBITDA as an important measure, among others, to analyze and evaluate financial and strategic planning decisions.

  Adjusted EBITDA is considered a non-US GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act.  Adjusted EBITDA should be considered in conjunction with, rather than as a substitute for, important US GAAP financial measures including pre-tax income, net income and cash flows from operating activities.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

Items excluded from adjusted EBITDA are significant and necessary components to the operations of our business; therefore, adjusted EBITDA should only be used as a supplemental measure of our operating performance.

  Our EBITDA, as adjusted, decreased by $0.54 million in 2012 compared to 2011 as a result of an increase in net loss in 2012 as compared to 2011.

Revenues

 A 4.9 % decrease in revenues principally reflects a $4.7 million decline in commissions offset by a $1.0 million growth in advisory fees driven by market growth and increased activity of our representatives.

The decrease in commission revenue primarily resulted from a decline in total transactions processed through our trade desk. This decline in brokerage activity was mostly attributed to a stock market that has been trading flat with no consistency in volume and price increases. Trading has slowed due to prolonged economic uncertainty, the ongoing debt crisis in Europe, and the recession.

 There was also a decline in revenues from variable annuities and direct participation programs as new contributions from investors decreased.

Commission Revenue:	Fiscal Year Ended
	March 31,		Dollar	Percentage
	2012	2011	Change	change
Commission Revenue:
Variable Annuities	$ 27,391,570	$ 28,668,847	$ (1,277,277)	-4.5%
Brokerage(1)	25,448,132	28,180,449	(2,732,317)	-9.7%
Direct Mutual Funds Sales	6,199,413	5,565,475	633,938	11.4%
Direct Participation Programs	4,349,839	5,605,362	(1,255,523)	-22.4%
Other	55,984	91,653	(35,669)	-38.9%

Total Commission Revenue	$ 63,444,938	$ 68,111,786	$ (4,666,848)	-6.9%

1. Revenue designated as Brokerage includes revenue from mutual funds sold through our trading platform.

  Revenues from advisory fees increased due to asset values growth complimented by an increase in investment contributions. Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to be the largest portion of our advisory services revenue.

  Other fee income, primarily comprised of licensing and annual administrative fees, as well as financial planning fees, decreased due to a significant decrease in our net proceeds collected from our representatives for errors and omissions insurance.

  The decrease in other revenue, which consists of net marketing revenues and interest income, resulted primarily from the decline in marketing allowances earned from product sponsor programs. The decline was the result of reduced sales volumes of alternative investment products.

Expenses

 Total expenses decreased by $2.6 million, or 3.0%, mostly as a result of decreases in commissions and advisory fees paid to our representatives, marketing and promotion, and regulatory, legal and professional fees. Offsetting these decreases was an increase in compensation and benefits.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

  Commissions and advisory fees paid to our representatives typically are calculated as percentages of revenue generated by them; accordingly, much of the $2.4 million decrease in commissions and advisor fees reflects a corresponding decrease in commission and advisory fee revenue.

  The decline in marketing and promotion expenses can be attributed to a decrease in advertising in brokerage industry periodicals.

  Regulatory, legal and professional expenses were relatively flat comparatively, however there was a decrease in regulatory fines that had impacted the Company in the prior year. The Company incurred material  legal and professional fees of $0.8 million specifically related to the S-3 registration for the sale of shares held by our former Chairman and majority stockholder.

  We will continue to incur legal fees and settlement costs as we operate in a litigious, regulated industry. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry or firm practices that also may result in the imposition of financial or other sanctions. We invest significant resources to mitigate litigation and regulatory exposure by promoting sound operational procedures, on-going surveillance processes and obtaining comprehensive insurance coverage.

 The increase in compensation and benefits was due primarily to $0.57 million in non-cash compensation provided to our former Chairman resulting from a transfer of a life insurance policy in connection with his retirement upon closing of the secondary offering. Offsetting this increase was a decrease in compensation and benefits related to a reduction in workforce during the fourth quarter.

OPERATING AND NET LOSS

  Results of operations were jointly impacted by both the associated costs of our S-3 registration for our secondary offering, as well as the market-driven decline in commissionable revenues. The decrease in commissionable revenue attributed to investor’s lack of participation in the financial markets due to uncertainty and the prolonged volatility of the financial markets since the downturn began in 2008. In turn, these decisions to delay investment and related transactions have negatively affected our business results.

  With the speculation that a full economic recovery is delayed, investors remain uncertain; therefore there are fewer transactions and fewer new investments.  This continued uncertainty in the economy, along with the political and regulatory trends hindered new investments. As a result, the Company has experienced a decrease in investment volume and resulting revenues.

  The Company reported a $2.7 million operating loss as compared to $1.0 million of operating loss for the prior period. The Company’s net loss totaled $2.3 million, or $0.36 per basic and diluted net loss per share, compared to a net loss of $0.9 million, or $0.14 basic and diluted net income per share, for the prior period.

  The Company’s net loss of $2.3 million reflects a partial valuation allowance of $0.49 million against its deferred tax assets. The Company assessed the realizability of its deferred tax assets to determine whether or not a valuation allowance was required for some or all of its deferred tax assets.  The Company considered negative evidence, including its current cumulative loss position for financial reporting purposes over the past three years, and positive evidence, including its recent history of taxable income in three of the past five years and its projections of taxable income in the future.  The Company also considered that its recent GAAP losses included certain significant non-deductible and other expenses which management believes to be non-recurring.

 These non-recurring expenses include costs incurred in 2012 related to the retirement of the former Chairman and the sale of his shares of the Company in a secondary offering and regulatory fines incurred in prior periods. Based on the foregoing, management has concluded that it is more likely than not that the Company will realize a significant portion of its deferred tax assets, including approximately $0.3 million that will be realized in Fiscal 2013 based on a carry-back against taxable income in prior periods and approximately $1.7 million that management believes to be more likely than not to be realized as result of projected taxable income in future periods.

Management, in a transitional period, feels confident it will achieve profitability and future taxable income; however, it

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

has concluded that the sustained uncertainty in the global economy and its impact on the U.S. financial markets along with the ongoing legal risks and related defense costs inherent in the industry necessitate a valuation allowance in the amount of approximately $0.5 million.  If future operations exceed current projections, management may conclude such valuation allowance is no longer needed.  Conversely, if future operating results do not meet current projections, it is possible that an additional valuation allowance may be needed in future periods.

 The Company has implemented specific expense reduction initiatives during the fourth quarter of this year to lessen exposure to operating losses while applying resources to sustain our recruiting and technology initiatives, all the while addressing growing compliance requirements. The Company is focused on growing revenues organically, therefore is supporting its representatives in growing their business through our internally developed ICC’s CapitalCONNECT technology and related practice management programs.

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

  As of March 31, 2012, cash and cash equivalents totaled $4.54 million as compared to $4.59 million as of March 31, 2011. Working capital as of March 31, 2012 was $4.16 million as compared to $5.61 million as of March 31, 2011. The ratio of current assets to current liabilities was 1.61 to 1 as of March 31, 2012 as compared to 1.70 to 1 as of March 31, 2011.

  Operations provided $1.74 million in cash for the year ended March 31, 2012 as compared to $0.71 million of cash provided for the year ended March 31, 2011.

  In comparing cash flow from operating activities for fiscal year ended March 31, 2012 to fiscal year ended March 31, 2011, cash flows increased by $1.03 million largely due to the significant change in accounts receivable related to accounts held at our clearing firm. Offsetting this increase in cash flows from the change in accounts receivable was a decrease in cash flows from payments on accrued legal settlements and regulatory fines along with a net loss increase of $1.42 million.

  Cash flows from investing activities during the current period primarily consisted of the collection on a note that was owed to the firm which provided an increase to cash flows of $0.60 million.

  Also, during the current, period cash used in financing activities consisted mostly of principal payments on a short-term note obligation to finance insurance premiums. Cash used for this purpose in both the current and prior periods was $2.23 million and $1.76 million, respectively, for the years ended March 31, 2012 and 2011.The Company had a line of credit covenant with its operating financial institution, but the Company did not achieve the required operating results to utilize the credit line as defined in the covenant’s key metrics.

  The Company’s ability to generate positive cash flows will depend on its future results of operations.   The Company is in a transition time, continuously striving to mitigate operational and legal risks in a stringent regulatory environment along with aiming to increase its market share. The non-recurring expenses the Company incurred this year related to the S-3 registration and other costs in facilitating the retirement of the former Chairman of the Board has negatively impacted the Company’s ability to generate positive cash flow in this year; however, management believes that the Company will achieve GAAP and taxable income in the future and generate the capital resources needed from its core operations.

REGULATORY NET CAPITAL

   ICC is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires our broker-dealer subsidiary to maintain minimum net capital.  As of March 31, 2012, ICC computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances. Repayment or prepayment of subordinated debt, if any, and withdrawal of equity from retiring partners or officers is subject to net capital not falling below 5% of aggregate debits or 120% of minimum net capital requirement.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

 As of March 31, 2012, ICC had net capital of $1.43 million (i.e., an excess of $1.18 million) as compared to net capital of approximately $2.84 million (i.e., an excess of $2.59 million)  as of March 31, 2011. The decrease in net capital primarily was due to legal fees and settlement costs in addition to professional fees incurred for the  S-3 registration.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

ITEM 8.  Financial Statements And Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries

Lynnfield, MA

We have audited the accompanying consolidated balance sheets of Investors Capital Holdings, Ltd. and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Capital Holdings, Ltd. and subsidiaries, at March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Boston, Massachusetts

June 27, 2012

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2012	March 31, 2011

Assets
Current Assets
Cash and cash equivalents	$ 4,537,713	$ 4,587,195
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,525,157	6,798,638
Note receivable (current)	-	108,169
Loans receivable from registered representatives (current), net of allowance	654,560	721,664
Prepaid income taxes	137,658	157,880
Securities owned at fair value	235,454	17,384
Investment	-	50,000
Prepaid expenses	674,780	1,073,969
	10,940,322	13,689,899

Property and equipment, net	340,007	597,735

Long Term Investments
Loans receivable from registered representatives	1,002,621	616,583
Note receivable	-	495,000
Investments	-	214,555
Non-qualified deferred compensation investment	1,327,806	1,089,572
Cash surrender value life insurance policies	157,991	680,429
	2,488,418	3,096,139
Other Assets
Deferred tax asset, net	1,550,010	1,218,773
Capitalized software, net	172,240	132,131
Other assets	-	15,808
	1,722,250	1,366,712

TOTAL ASSETS	$ 15,490,997	$ 18,750,485

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 820,540	$ 1,109,400
Accrued expenses	1,408,324	2,078,705
Commissions payable	2,787,467	3,246,898
Notes payable	1,605,688	1,527,969
Unearned revenues	146,198	113,486
Securities sold, not yet purchased, at fair value	8,186	-
	6,776,403	8,076,458
Long-Term Liabilities
Non-qualified deferred compensation plan	1,458,169	1,176,096
	1,458,169	1,176,096

Total liabilities	8,234,572	9,252,554

Commitments and contingencies (Note 15)

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,689,009 issued and 6,685,124 outstanding at March 31, 2012
6,618,259 issued and 6,614,374 outstanding at March 31, 2011	66,890	66,183
Additional paid-in capital	12,425,713	12,279,380
Accumulated deficit	(5,206,043)	(2,874,214)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Accumulated other comprehensive income	-	56,717
Total stockholders' equity	7,256,425	9,497,931

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,490,997	$ 18,750,485

The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	YEARS ENDED
	March 31,

	2012	2011
Revenue:
Commissions	$63,444,938	$68,111,786
Advisory fees	15,958,497	14,977,601
Other fee income	620,595	802,752
Other revenue	1,016,732	1,361,826
Total revenue	81,040,762	85,253,965

Expenses:
Commissions and advisory fees	64,775,584	67,125,324
Compensation and benefits	8,744,917	8,471,493
Regulatory, legal and professional services	3,979,808	3,983,401
Brokerage, clearing and exchange fees	1,790,263	2,046,543
Technology and communications	1,335,373	1,225,670
Marketing and promotion	956,234	1,383,453
Occupancy and equipment	864,431	914,952
Other administrative	1,219,856	1,101,691
Interest	37,361	23,698
Total operating expenses	83,703,827	86,276,225

Operating loss	(2,663,065)	(1,022,260)

Benefit for income taxes	(331,236)	(112,130)

Net loss	(2,331,829)	(910,130)

Basic and diluted net loss per share	$(0.36)	$(0.14)

Basic and diluted dividends per common share	$-	$-

Shares used in basic and diluted per share calculations	6,520,025	6,527,315

The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2012 and 2011

	COMMON STOCK $.01 PAR VALUE
	Number of Shares	Carrying Amount	Additional Paid-In Capital	Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive	Total Stockholders' Equity

Balance at March 31, 2010	6,595,804	$ 65,958	$ 12,095,862	$ -	$ (1,964,084)	$ (30,135)	$ 29,833	$ 10,197,434
Stock-based compensation:
Amortization of deferred compensation			183,743					183,743

Issuance of common stock under plans	30,000	300	(300)

Cancelled restricted shares	(7,545)	(75)	75

Comprehensive income:
Net loss				(910,130)	(910,130)

Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding gains arising during
the period				26,884

No reclassification adjustment required				-

Other comprehensive income				26,884			26,884

Comprehensive income				$ (883,246)				$ (883,246)
Balance at March 31, 2011	6,618,259	$ 66,183	$ 12,279,380	-	$ (2,874,214)	$ (30,135)	$ 56,717	$ 9,497,931
Stock-based compensation:
Amortization of deferred compensation			147,040					147,040

Issuance of common stock under plans	74,401	744	(744)

Cancelled restricted shares	(3,651)	(37)	37

Comprehensive income:
Net loss				(2,331,829)	(2,331,829)

Other Comprehensive Income:
Unrealized gain on securities:
Unrealized holding loss arising during
the period				(3,824)

Reclassification adjustment				(52,893)

Other comprehensive income				(56,717)			(56,717)

Comprehensive income				$ (2,388,546)				$ (2,388,546)
Balance at March 31, 2012	6,689,009	$ 66,890	$ 12,425,713	$ -	$ (5,206,043)	$ (30,135)	$ -	$ 7,256,425

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

The accompanying notes are an integral part of these consolidated financial statements.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,331,829)	$(910,130)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	380,139	420,409
Change in valuation allowance on deferred tax asset	443,700	20,988
Deferred taxes	(774,936)	(400,988)
Stock-based compensation	147,040	183,743
Non-cash compensation for transfer of beneficial interest in life insurance to former chairman	568,095	-
Unrealized loss (gain) in marketable securities	(13,412)	2,047
Non-qualified deferred compensation investment	36,159	44,559
Loss on disposal of equipment	14,542	-
Market adjustment cash surrender value life insurance policy	(9,214)	(20,145)
Charge to commission expense (forgivable loans)	291,874	304,205
Allowance for bad debt expense	100,228	20,733
Loss on write down on permanent decline of investment	50,000	-
Change in operating assets and liabilities:
Accounts receivable	2,273,481	(756,452)
Prepaid expenses and other	422,676	30,444
Loans receivable from registered representatives	(711,036)	(601,038)
Income taxes	20,222	401,127
Accounts payable	2,020,645	2,448,494
Securities, net	(36,062)	32,809
Accrued expenses	(670,381)	(279,981)
Commissions payable	(459,431)	(241,517)
Unearned revenues	32,712	11,555
Net cash provided by operating activities	1,795,212	710,862

Cash flows from investing activities:
Acquisition of property and equipment	(71,952)	(196,946)
Cash surrender value life insurance policies	(36,443)	(108,885)
Payments on note receivable	603,169	132,429
Purchase of investments	(2,572)	(3,351)
Capitalized software	(105,110)	-
Net cash provided by (used in) investing activities	387,092	(176,753)

Cash flows from financing activities:
Payments on note payable	(2,231,786)	(1,759,809)
Net cash used in financing activities	(2,231,786)	(1,759,809)

Net increase (decrease) in cash and cash equivalents	(49,482)	(1,225,670)
Cash and cash equivalents, beginning of year	4,587,195	5,812,865

Cash and cash equivalents, end of year	$4,537,713	$4,587,195

Supplemental disclosures of cash flow information:
Interest paid	$27,468	$23,698
Income taxes paid	$-	$37,000

Non-cash investing activity:
Reclassification of investment from available for sale to trading	$212,553	$-
	$212,553	$-
Non-cash financing activity:
Insurance premiums	$2,309,505	$2,156,855

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2012 and 2011

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

  Other Revenue.  Revenue from marketing associated with product sales is recognized quarterly based on production levels.   Marketing event revenues are recognized at the commencement of each event offset by its costs. Revenue from ICC’s technology platform, Capital Connect, is recognized monthly based on a representative’s selected package, which provides them access to a portal, in addition to receiving IT support. The service terminates immediately if a representative is no longer with the firm or it is temporarily suspended, in either case, there will be no additional fees to be recognized as income.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful life of the related assets, over a period of three to seven years.  Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.  Routine repairs and maintenance are expensed as incurred.

  The Company reviews the carrying value on its property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from its use and eventual disposition.   In cases where an asset is not in use and subsequently disposed of, the Company recognizes a loss on disposal that is equal to the carrying value at the time of disposal offset against any proceeds received. The Company also considers obsolescence in determining whether or not an asset is no longer in use.  The Company reported a loss on its disposal of property and equipment of $14,542 and $0 respectively, for the years ended March 31, 2012 and 2011.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Management considered whether or not the total deferred tax asset would be realized. The Company in weighing both positive and negative evidence as required by U.S. GAAP, has recorded a valuation allowance for a portion of the deferred tax asset as described in - NOTE 13.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

Segment Reporting

  The Company makes disclosures about products and services, and major customers. See “Note 14, Segment Information”.

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

  Loans to representatives.  Management performs periodic evaluations and provides an allowance based on the assessment of specifically identified unsecured receivables and other factors, including the representative's payment history and production levels. Once it is determined that it is both probable that a loan has been impaired, typically due to the termination of the relationship, and the amount of loss can reasonably be estimated, the portion of the loan balance estimated to be uncollectible is so classified.   Loans charged to commission expense, upon the representative meeting his or her respective forgiveness target totaled $291,874 and $304,205 for the fiscal years ended March 31, 2012 and 2011.  See “Note 3, Loans to Registered Representatives”.

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

  As of March 31, 2011, the Company had an available for sale investment for which it records unrealized gains or losses as accumulated other comprehensive income on the balance sheet. The Company had an unrealized gain of $26,884 for the fiscal year ended March 31, 2011 and accumulated other comprehensive income of $56,717 as of March 31, 2011. On December 31, 2011 the Company reclassified this investment from an available for sale investment to a trading security. The Company has reported an unrealized gain as a result of the reclassification of the investment in the amount of $52,893 which is presented as other revenue in its statement of operations. The Company had reported an unrealized loss of $3,824 as other comprehensive income for this investment prior to its reclassification.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

management authorizes and commits to funding the project. The Company does not capitalize projects where it believes that the future economic benefits are less than probable.

Reclassifications

  Certain amounts in 2011 were reclassified to provide comparison with 2012 classifications.  There was no impact to previously reported Net income (loss) or Net income (loss) per share.

Subsequent Events

  The Company has evaluated subsequent events through the date the financial statements were available to be filed.  There were no material subsequent events requiring adjustment to or disclosure in these financial statements.

Recent Accounting Pronouncements

   Fair Value Measurement. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

    Comprehensive Income. In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years beginning after December 15, 2011 and for interim periods within those years The Company has adopted this rule as of April 01, 2012. While the adoption of this new guidance will change the presentation of comprehensive income, it will not have a material impact on the Company’s results of operations or financial position.

NOTE 3 – Loans to Registered Representatives

  ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals.  Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $291,874 and $304,205 for the fiscal years ended March 31, 2012 and 2011, respectively.

  Some loans to registered representatives are not subject to a forgiveness contingency.   These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid.

  Interest charged on these loans to representatives range from 3% to 9.00% annually.  Loans to registered representatives included in receivables from employees and registered representatives are as follows at March 31:

	2012	2011
Other loans	$ 757,018	$ 712,590
Forgivable loans	1,057,497	682,762
Less: allowance	(157,334)	(57,105)
Total loans	$ 1,657,181	$ 1,338,247

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

  Included in other loans is a loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010. This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter. The amount due on this receivable at March 31, 2012 and 2011 was $391,560 and $450,000, respectively.

NOTE 4 - NOTE RECEIVABLE

  On October 24, 2005, the Company entered into an agreement (the “Transition Agreement”) with Dividend Growth Advisors, LLC (“DGA”).  The Company agreed to terminate its Investment Advisory Agreement with Eastern Point Advisors Funds Trust (the “Trust”) effective October 18, 2005 and to permit the appointment by the Trust of DGA to succeed the Company as the Trust’s investment advisor. Under the terms of the Transition Agreement and an associated promissory note (the “Note”), the receivable owed by the Trust to the Company was assigned to DGA and DGA agreed to pay the Company an amount equal to the total of all fees that the Company had waived or remitted to a fund in the Trust through October 18, 2005.

  On February 28, 2012, the Company received $499,475 in principal and accrued interest in full satisfaction and repayment of the Note.  The Note had provided for a principal amount of $747,617, quarterly payments of interest accruing thereon at 5.5% and a full payment on or before October 31, 2010. The terms of this note were modified, effective March 3, 2010 to extend maturity by four years to October 31, 2014 and require annual principal payments of $100,000. The total outstanding as of March 31, 2011 was $603,169.  The interest accrued on this note was $8,169 at March 31, 2011.

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

  As of March 31, 2012 and 2011, the Company’s proprietary trading and investment accounts consisted of the following securities:

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

	March 31, 2012
		Sold, Not Yet
	Owned	Purchased
Corporate equity	$ 4,796	$ 7,900
Mortgage-backed security	2,672	-
Mutual funds	227,986	286
	$ 235,454	$ 8,186

	March 31, 2011
		Sold, Not Yet
	Owned	Purchased
Corporate equity	$ 14,790	$ -
Mortgage-backed security	2,594	-
	$ 17,384	$ -

  Included in the category mutual funds is an investment called the Goldman Sachs Rising Dividend Fund, formerly The Rising Dividend Growth Fund.

  On December 31, 2011 the Company reclassified this investment as an investment held for trading. As of March 31, 2012 the Company’s intent is to still trade this investment that has a fair value of $227,986. This investment, which previously was deemed as an available for sale investment, had a fair value of $214,555 as of March 31, 2011.

NOTE 6 - INVESTMENTS

  As of March 31, 2011, the Company owned investments with a face value of $50,000, classified as held to maturity through December 31, 2011.  The Company recognized a $50,000 loss for the year ended March 31, 2012 due to a permanent decline in the market value of this investment.  The inability of the issuer to pay on its debenture led to this permanent decline.

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

  Commission’s receivables from one source were 10% and 38% of total receivables for the years ended March 31, 2012 and 2011, respectively.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

  At March 31, 2012, the bank statement balance of the Company's cash and cash equivalents was $4,716,350. Of the bank statement balance, $250,000 was covered by federal depository insurance. The Company's cash and cash equivalents as of March 31, 2012 also include $702,751 at its clearing broker-dealer of which $500,000 was fully insured by the Securities Investor Protection Corporation (“SIPC”).

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

   The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2012:

Fair Value Measurements on Recurring Basis
	Total	Level 1	Level 2	Level 3
Assets:
Securities owned at fair value
Mutual funds	$ 227,987	$ 227,987	$ -	$ -
Equities	4,796	4,796	-	-
Asset backed securities	2,671	-	2,671	-
Total assets	$ 235,454	$ 232,783	$ 2,671	$ 0

Liabilities:
Securities sold, not yet purchased at fair value
Mutual funds	$ 286	$ 286	$ -	$ -
Equities	7,900	7,900	-	-
Total liabilities	$ 8,186	$ 8,186	$ 0	$ 0

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2011:

Fair Value Measurements on Recurring Basis
	Total	Level 1	Level 2	Level 3

Assets:
Investments
Mutual funds	$ 214,555	$ 214,555	$ 0	$ 0
Corporate Bonds	50,000	50,000

Securities owned at fair value
Equities	14,790	14,790	0	0
Asset backed securities	2,594	2,594	0	0

Mutual funds(1)	10,823	10,823	0	0

Total assets	$ 292,762	$ 292,762	$ 0	$ 0

₁ Amount labeled as Mutual funds are included in Non-qualified Deferred compensation investment on the Consolidated Balance Sheet.

Valuation of Marketable Trading and Investment Securities Owned

    The fair value of marketable trading and investment securities owned is determined based on quoted market prices. Securities traded on a national exchange are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated as the last quoted bid price.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

  The Company leases office space from a related party, the owner of which was the principal stockholder of ICH and Chairman of the Board of Directors.  Rent expense, including condo fees, for these leases amounted to $343,697 and $335,064 for the years ending ended March 31, 2012 and 2011, respectively, and is included in occupancy costs on the consolidated statements of operations.

  The Company engages in transactions with a related party, whose owner is the spouse of the Company’s former principal stockholder, in connection with the promotion and servicing of fixed insurance products produced by the Company’s independent representatives.  Payments made by the Company to IMS Insurance, when combined with payments received by the Company from IMS Insurance were immaterial for the years ended March 31, 2012 and 2011.

  The Company bills a broker dealer, whose owner is the spouse of the Company’s former principal stockholder and Chairman of the Board of Directors, ticket charges for executing its trades and being the introducing broker.  Amounts billed for the years ended March 31, 2012 and 2011 were immaterial. Also, for the year ended March 31, 2012, the Company earned referral fees for the transfer of representatives to this broker dealer.  The fees earned were immaterial.

  On August 2, 2011, the Company completed its secondary stock offering at a price of $4.25 per share of 3,608,820 shares of its common stock owned by its former Chairman of the Board and principal stockholder, Theodore E. Charles, members of his family, family trusts and a controlled charitable foundation (the “selling stockholders”).   Upon the closing of the offering, (i) Mr. Charles retired as an officer and director of the Company, (ii) his employment agreement with the Company was terminated due to retirement, (iii) his consultant agreement with the Company was amended to shorten the term to one year and reduce certain employment benefits and (iv) The Company awarded Mr. Charles, the former Chairman, non-cash compensation of a $0.57 million cash surrender value on title to an existing life insurance policy.

NOTE 10- PROPERTY AND EQUIPMENT, NET

  Property and equipment consisted of the following at March 31:

	2012	2011
Equipment	$ 1,945,271	$ 1,919,795
Leasehold improvements	624,368	673,312
Furniture and fixtures	377,662	397,444
	2,947,301	2,990,551
Accumulated depreciation and amortization	(2,607,294)	(2,392,816)
Property and equipment, net	$ 340,007	$ 597,735

  Depreciation expense was $315,138 and $373,393 for the year’s ended March 31, 2012 and 2011, respectively.

NOTE 11 - NOTES PAYABLE

  At March 31, 2012 and 2011, notes payable consisted of debt to finance insurance premiums. These notes are referenced in the table below:

March 31,	Lender	Premium	Principal	Interest Rate	Maturity Date
2012	AFCO	Directors and Officers, Liability, Fidelity Bond	$306,465	2.10%	February 17, 2013
	Premium Financing	Errors and Omissions	1,248,203	1.95%	October 1, 2012
	FINRA	Regulatory Fine	51,020	6.25%	July 19,2012
			$1,605,688

2011	AFCO	Directors and Officers, Liability, Fidelity Bond	$379,688	2.18%	February 17, 2012
	Flat Iron Funding	Errors and Omissions	1,148,281	1.99%	November 30, 2011
			$1,527,969

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

  For the years ended March 31, 2012 and 2011 there was no long-term debt outstanding.

NOTE 12 – LINE OF CREDIT

    The Company has a line of credit (“Line”) with maximum borrowings of $1,000,000 at the Bank’s base lending rate (5.00% per year as of March 31, 2012). The Line became effective on November 22, 2011, and is subject to annual renewal and contains a customary minimum debt service covenant. There is no outstanding balance at March 31, 2012.

NOTE 13 - INCOME TAXES

  The (benefit) provision for income taxes is as follows for the fiscal years ended March 31:

	2012	2011
Current:
Federal	$ -	$ 177,923
State	-	89,947
	$ -	$ 267,870

Deferred:
Federal	$ (584,570)	$ (328,919)
State	(190,367)	(51,081)
	$ (774,937)	$ (380,000)

Increase in valuation allowance	443,701	-

Benefit for income taxes	$ (331,236)	$ (112,130)

  Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of deferred compensation, legal accruals, differences between depreciation expenses, and a net operating loss for financial statement purposes versus tax return purposes.

  Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:

	March 31, 2012
	Asset	Liability	Valuation Allowance	Net deferred tax asset

Federal	$ 1,713,460	$ (151,771)	$ -	$ 1,561,689
State	534,389	(57,371)	-	477,018
Valuation allowance	-	-	(488,697)	(488,697)
Total	$ 2,247,849	$ (209,142)	$ (488,697)	$ 1,550,010

	March 31, 2011
	Asset	Liability	Valuation Allowance	Net deferred tax asset

Federal	$ 991,312	$ (39,081)	$ -	$ 952,231
State	319,873	(8,335)	-	311,538
Valuation allowance	-	-	(44,996)	(44,996)
Total	$ 1,311,185	$ (47,416)	$ (44,996)	$ 1,218,773

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

	Years Ended March 31,
	2012	2011
Deferred tax assets (liabilities):
Accrued legal and settlements	$ 501,088	$ 525,934
Deferred compensation	692,833	573,984
Net operating losses and other	844,546	84,216
Depreciation	96,686	127,051
Valuation allowance	(488,697)	(44,996)
Liabilities	(96,446)	(47,416)
Total deferred tax assets	$ 1,550,010	$ 1,218,773

  The total income tax provision (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

	Years Ended March 31,
	2012	2011

Tax at U.S. statutory rate	$ (905,437)	$ (339,075)
State taxes, net of federal benefit	(121,993)	6,476
Unallowable expenses	211,259	191,842
Change in valuation allowance	443,701	20,988
Other adjustments	41,234	7,639
(Benefit) provision for income taxes	$ (331,236)	$ (112,130)

The Company’s net loss of $2.3 million reflects a partial valuation allowance of $0.49 million against its deferred tax assets. The Company assessed the realizability of its deferred tax assets to determine whether or not a valuation

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

allowance was required for some or all of its deferred tax assets.  The Company considered negative evidence, including its current cumulative loss position for financial reporting purposes over the past three years, and positive evidence, including its recent history of taxable income in three of the past five years and its projections of taxable income in the future.  The Company also considered that its recent GAAP losses included certain significant non-deductible and other expenses which management believes to be non-recurring.

 These non-recurring expenses include costs incurred in 2012 related to the retirement of the former Chairman and the sale of his shares of the Company in a secondary offering and regulatory fines incurred in prior periods. Based on the foregoing, management has concluded that it is more likely than not that the Company will realize a significant portion of its deferred tax assets, including approximately $0.3 million that will be realized in Fiscal 2013 based on a carry-back of net operating losses against taxable income in prior periods and approximately $1.7 million that management believes to be more likely than not to be realized as result of projected taxable income in future periods.

  Management, in a transitional period, feels confident it will achieve profitability and future taxable income; however, it has concluded that the sustained uncertainty in the global economy and its impact on the U.S. financial markets along with the ongoing legal risks and related defense costs inherent in the industry necessitate a valuation allowance in the amount of approximately $0.5 million.  If future operations exceed current projections, management may conclude such valuation allowance is no longer needed.  Conversely, if future operating results do not meet current projections, it is possible that an additional valuation allowance may be needed in future periods.

  The Company recognizes and measures its unrecognized tax benefit or expense.  The Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. The measurement of unrecognized tax expense or benefit is adjusted when new information is available or when an event occurs that requires a change.   The Company recognizes the accrual of any interest and penalties related to unrecognized tax expense in income tax expense. No interest or penalties were recognized in 2012 and 2011. The Company does not have any tax positions as of March 31, 2012 for which it is reasonably possible that the total amounts of unrecognized tax benefit or expense will significantly increase or decrease within twelve months of the reporting date.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

    In addition, ICC reimburses ICH in the form of a management fee for ICH-incurred overhead expenses that are necessary for ICC to effectively conduct its operations. This overhead primarily is in the nature of salaries and professional and legal fees incurred to obtain such services as audit engagements, legal advice, and industry expertise.

     The Company periodically reviews the effect that these agreements described above may have on the firm’s net capital.

	March 31, 2012
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$ 64,449,550	$ 16,216,702	$ 16,782	$ -	$ 80,683,034
Revenue from transaction with
other operating segments:	1,328,250	-	-	-	$ 1,328,250
Interest and dividend income, net	354,944	-	2,744	40	$ 357,728
Depreciation and amortization	378,972	1,167	-	-	$ 380,139
Income (loss) from operations	(2,940,143)	1,838,183	(1,561,145)	40	$ (2,663,065)
Year end total assets	14,034,601	360,196	2,319,824	10,330	$ 16,724,951
Corporate items and eliminations	-	-	(1,233,954)	-	$ (1,233,954)

	March 31, 2011
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$ 69,774,623	$ 15,176,985	$ (44,558)	$ -	$ 84,907,050
Revenue from transaction with
other operating segments:	1,443,691	-	-	-	$ 1,443,691
Interest and dividend income, net	343,280	-	3,584	51	$ 346,915
Depreciation and amortization	419,242	1,167	-	-	$ 420,409
Income (loss) from operations	(1,146,249)	700,688	(576,750)	51	$ (1,022,260)
Year end total assets	15,347,151	1,154,385	2,601,588	10,290	$ 19,113,414
Corporate items and eliminations	-	-	(362,929)	-	$ (362,929)

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

  The Company leases its primary office space in Lynnfield, Massachusetts from a former related party (see Note 9).  In October 2009, this lease term was extended to March 31, 2015.  The Company continued to lease office space for offices located in Topsfield, Massachusetts from a related party (see Note 9) and Coral Gables, Florida.  These leases expired in March 2012 and November 2011, respectively.  The Company has entered into various operating leases for office equipment and furniture.

  The total minimum rental due in future periods under these existing agreements as of March 31, 2012 are as follows:

2013	$ 282,250
2014	276,354
2015	282,214
2016	24,000
2017	24,000

$ 888,818

    Rent expense under the operating leases was $386,525 and $393,269 for the years ended March 31, 2012 and 2011, respectively, and is included in occupancy costs in the statement of income.

   The Company offers loans and transition assistance to its representatives mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including, but not limited to, the representatives joining the Company and meeting certain production requirements. As of March 31, 2012 and 2011, there were no such outstanding commitments.

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

  The Company maintains Errors and Omissions (“E&O”) insurance to protect itself from potential damages and/or legal costs associated with certain litigation and arbitration proceedings and, as a result, in the majority of cases, the Company’s exposure is limited to $100,000 or $250,000 (effective January 2012 for only alternative investment product related settlements) in any one case, subject to policy limitations and exclusions.

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

defense costs are expensed as incurred and classified as professional services within the consolidated statements of income.

  As of March 31, 2012 and March 31, 2011, the Company had accrued expenses of approximately $1,217,300 and $1,651,000, respectively, in legal fees and estimated probable settlement costs relating to the Company’s defense in various legal matters.  It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated and/or could exceed those accrued as of March 31, 2012.  Key components of the accrual included (i) claims arising from alleged poor performance of certain real estate investments trusts (“REITs”) and oil and gas limited partnerships that have experienced bankruptcy or other financial difficulties during or in connection with the recent global credit crisis and (ii) costs incurred in the settlement of state regulatory matters concerning sales practices respecting certain other investment products.

NOTE 17- NET CAPITAL REQUIREMENTS

   ICC is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires that our broker-dealer subsidiary maintain minimum net capital.  As of March 31, 2012, ICC computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances. Repayment or prepayment of subordinated debt and withdrawal of equity from retiring partners or officers is subject to net capital not falling below 5% of aggregate debits or 120% of minimum net capital requirement

  Prior to March 31, 2011, ICC was subject to minimum net capital of $100,000 and a ratio of aggregate indebtedness to net capital (a “net capital ratio”) not to exceed 15 to 1.  Under the rule, indebtedness generally includes all money owed by ICC, and net capital includes ICC cash and assets that are easily converted into cash. SEC rules also prohibit "equity capital" (which, under the net capital rule, includes subordinated loans) from being withdrawn, cash dividends from being paid and other specified actions of similar effect from being taken, if, among other specified contingencies, ICC’s net capital ratio would exceed 10 to 1 or if ICC would have less than 120% of its minimum required net capital.

     As of March 31, 2012, ICC had net capital of $1.43 million (i.e., an excess of $1.18 million) as compared to net capital of approximately $2.84 million (i.e., an excess of $2.59 million) as of March 31, 2011. The decrease in net capital primarily was due to legal fees and settlement costs in addition to regulatory fines that have impacted this year’s results and cash flow from operations.

NOTE 18 - BENEFIT PLANS

The 1994 Stock Option Plan

  As of September 1, 1994, the Company adopted a stock option plan (the "1994 Plan") that provided for the granting of options to Timothy Murphy, the Company’s CEO, to purchase shares of the common stock of the Company for $1.00 per share. Following a three for two stock split in 1997, a maximum of 150,000 shares of common stock were issuable and granted under the 1994 Plan. The number of options and grant date were determined at the discretion of the Company's Board of Directors (the "Board"). Options outstanding under the 1994 Plan are fully exercisable and have no stated expiration.

The 1996 Incentive Stock Plan

  As of October 1, 1997, the Board adopted the 1996 Incentive Stock Plan (the "1996 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock options and stock grants, and the aggregate number of shares to be delivered under the 1996 Plan cannot exceed 300,000. As of March 31, 2012 and 2011, there were no options outstanding.   As of March 31, 2012, the Company had granted a total of 218,750 shares of stock under the 1996 Plan.

The 2001 Equity Incentive Plan

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

  As of March 12, 2001, the Board adopted the 2001 Equity Incentive Plan (the "2001 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock grants and/or stock options to purchase shares of the common stock of the Company.  The aggregate number of shares issuable under the 2001 Plan cannot exceed 250,000.  The numbers of shares subject to each stock grant or stock option and any vesting requirements are determined by the Board.  As of March 31, 2012, no shares of stock have been granted under the 2001 Plan.

The 2005 Equity Incentive Plan

  The Investors Capital Holdings, Ltd. 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Board on May 17, 2005, and was approved by vote of the Company’s stockholders at a September 21, 2005 meeting.  The purpose of the 2005 Plan is (i) to attract and retain employees, directors, officers, representatives and other individuals upon whom the responsibilities of the successful administration, management, planning and/or organization of the Company may rest, and whose present and potential contributions to the welfare of the Company, a parent corporation or a subsidiary are of importance (“Key Contributors”), and (ii) to motivate Key Contributors with a view toward enhancing profitable growth of the Company over the long term.  Under the 2005 Plan, the Company is authorized to award options to purchase common stock, and shares of common stock, to employees, independent representatives and others who have contributed to or are expected to contribute to the Company, its businesses and prospects.  Stock options and restricted stock customarily are granted by the Company in connection with initial employment or under various retention plans.  Options may, but need not, be designated as incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986.  As of March 31, 2012 and 2011, the Company had not granted any options under the plan and had no current plans to do so.

  Restricted shares of stock granted under the 2005 Plan (“Amended Plan”) as of March 31, 2012 have been either fully vested at date of grant or subject to vesting over time periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability.  The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant.    Restricted shares have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

  The total number of restricted stock grants awarded under the 2005 and 2008 Plans during the last two fiscal years, to registered representatives and directors, was 74,401 and 30,000, respectively.  Stock compensation for the years ended March 31, 2012 and 2011 for restricted shares issued under all Plans was $147,040 and $183,743, respectively.

  The following activity under the 2005 Plan occurred during the fiscal year ended March 31, 2012:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at 4/1/2011	35,891	$3.72	1.99 years	$ 133,515

Granted	74,401	$4.52		$ 332,333
Less: vested	(29,239)	$3.87		$ 113,155
Less: canceled	(3,651)	$4.02		$ 14,677

Non-vested at 3/31/2012	77,402	$4.41	2.54	$ 341,343

  The following activity under the 2005 Plan occurred during the fiscal year ended March 31, 2011:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at 4/1/2010	62,863	$3.50	1.91 years	$ 220,021

Granted	30,000	$4.13		$ 123,900
Less: vested	(49,427)	$3.72		$ (183,868)
Less: canceled	(7,545)	$3.54		$ 26,709

Non-vested at 3/31/2011	35,891	$3.72	1.99 years	$ 133,515

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

  The Company's results for the fiscal year ended March 31, 2012 and 2011, respectively includes $26,463 and $106,821 of compensation costs related to vesting of restricted stock grants to employees and $120,577 and $76,922 of restricted stock grants to directors, consultants and independent representatives, under the 2005 Plan.

  As of March 31, 2012 there was $341,343 of unrecognized compensation cost related to grants under the 2005 Plan, and $133,515 of unrecognized compensation as of March 31,2011 under the same plan.

Stock Option Grants

  A summary of the status of the Company's employee, representative and Directors' fixed stock options as of March 31, 2012 and 2011, and changes during the fiscal years ended on those dates, is presented below:

Employee	2012		2011
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	150,000	$ 1.00	150,000	$ 1.00
Granted	-		-
Forfeited	-		-
Exercised	-		-
Outstanding at year end	150,000	$ 1.00	150,000	$ 1.00

Options exercisable at year-end	150,000		150,000

Weighted-average fair value of
options granted during the year	-		-

  The intrinsic value of the above stock options was $598,500 at March 31, 2012.

 Retirement Plan: The Company has a 401(k) retirement plan that allows participation by all employees with at least three months of service.  The Company did not make any discretionary contribution for the years ended March 31, 2012 and 2011.

  Non-Qualified Deferred Compensation Plan:  Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan, for which ICC is the NQ Plan’s sponsor.  The unfunded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan.  The total amount of deferred compensation was $390,137 and $308,698 for the years ended March 31, 2012 and 2011, respectively.

NOTE 19 - EARNINGS PER COMMON SHARE

  Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock, as well as any adjustment to income that would result from the assumed issuance. As of March 31, 2012, there were 150,000 stock options and 97,929 shares of unvested restricted stock outstanding which were excluded from the diluted loss per share

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

calculation since they were anti-dilutive.  As of March 31, 2011, there were 150,000 stock options and 79,169 shares of unvested restricted stock outstanding which were excluded from the diluted loss per share calculation since they were anti-dilutive.

NOTE 20-UNAUDITED QUARTERLY RESULTS

The unaudited quarterly amounts may differ due to the reclassifications.
Refer to Note 2 -- Summary of Significant Accounting Policies

	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Revenues	$ 21,442,726	$ 20,169,913	$ 19,035,697	$ 20,392,426
Expenses	22,258,888	21,560,282	19,047,371	20,837,286
Operating income (loss)	(816,162)	(1,390,369)	(11,674)	(444,860)
Net income (loss)	(1,255,709)	(877,362)	428,486	(627,244)
Basic earnings (loss) per share	$ (0.19)	$ (0.13)	$ 0.07	$ (0.11)
Diluted earnings (loss) per share	NA	NA	$ 0.06	NA

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Revenues	$ 20,941,973	$ 20,430,564	$ 21,426,257	$ 22,455,171
Expenses	20,978,974	21,050,651	21,111,184	23,135,416
Operating income (loss)	(37,001)	(620,087)	315,073	(680,243)
Net income (loss)	(10,790)	(643,681)	345,674	(601,329)
Basic earnings (loss) per share	$ -	$ (0.10)	$ 0.05	$ (0.09)
Diluted earnings (loss) per share	NA	NA	$ 0.05	NA

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

  Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.

Remediation of Material Weaknesses in Internal Control

  Not applicable.

No Attestation Report by Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

Changes in Internal Controls Over Financial Reporting

  There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Incorporation by Reference

  Item 10 – “Directors, Executive Officers and Corporate Governance”, Item 11 – "Executive Compensation", Item 12 – "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Item 13 – "Certain Relationships and Related Transactions, and Director Independence" and Item 14 – “Principal Accountant Fees and Services” are incorporated herein by this reference to the Company's definitive proxy statement for its 2012 annual meeting of stockholders, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates. Information concerning our executive officers is included above at the end of Part I, Item I.

PART IV

Item 15.  Exhibits And Financial Statement Schedules.

Documents Filed as a Part of this Report:

                                                                                                                  Page

1.            Financial Statements:

Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31,

            2012 and 2011  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011 . . . . . . . . . . . . . 24

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25-31

2.            Financial Statement Schedules:

  No financial schedules are listed since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

3.            Exhibits:

Exhibit Number	Description	Location
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)	(9)(Exh. 10.2)
10.2	Employment Agreement with Timothy B. Murphy (3)	(9)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (3)	.(7)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (3)	(9)(Exh. 10.3)
10.10	Registration Agreement with Theodore E. Charles et. al	(10)(Exh. 10.1)
10.12	October 26, 2011 Stock Grant Agreement with Timothy B. Murphy	(1)
10.13	October 26, 2011 Stock Grant Agreement with Kathleen L. Donnelly	(1)
10.14	November 22, 2011 Cancellation of October 26, 2011 Stock Grants	(1)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	.(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	.(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	.(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Schema Document	.(1)
101.CAL	XBRL Calculation Linkbase Document	(1)
101.LAB	XBRL Labels Linkbase Document	.(1)
101.PRE	XBRL Presentation Linkbase Document	.(1)
14.1	Code of Business Conduct and Ethics	(8)(Exh. 5.05)
21.1	Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2011	(1)
23.1	Consent of MARCUM LLP	(1)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	.(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	.(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	.(1)

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

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

(10)    Incorporation by reference to the indicated exhibit of the Registrant’s Current Report on Form 8-K filed March 7, 2011.

(11)    Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K file July 5, 2011.

(12)    Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed November 29, 2011.

(13) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed May 24, 2012.

  Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $0.25 per page plus postage. Such requests should be directed to Rebecca Hice, Assistant Corporate Secretary, Investors Capital Holdings, Ltd., 230 Broadway East, Lynnfield, MA 01940-2320.

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

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

                                                           Date: June 27, 2012

  Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated.

Signature                                                          Capacity(ies)                                                                          Date

/s/ Timothy B. MurphyPrincipal Executive Officer                                   June 27, 2012

Timothy B. Murphy

/s/ Kathleen L. DonnellyPrincipal Financial and Accounting Officer         June 27, 2012

Kathleen L. Donnelly

/s/ William AthertonChairman                                                                June 27, 2012

William Atherton

/s/ Robert Martin            Director                         June 27, 2012

Robert Martin

/s/ Robert MazzarellaDirector                                                                  June 27, 2012

Robert Mazzarella

/s/ Donnie E. IngramDirector                                                                  June 27, 2012

Donnie E. Ingram

/s/ Blaise AguireeDirector                                                                  June 27, 2012

Blaise Aguiree

/s/ James CrossonDirector                                                                  June 27, 2012

James Crosson

Investors Capital Holdings, Ltd. Annual Report on Form 10-K                                    Fiscal Year Ended March 31, 2012

EXHIBIT INDEX

(Exhibits being initially filed with this Form 10-K)

21.1    Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2012

23.1    Consent of MARCUM LLP

31.1    Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)

31.2    Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)

32.1    Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350

3.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350