Form 10-Q
period 2012-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2012-08-14
CIK 1001871

Investors Capital Holdings, Ltd. Report on form 10-Q                                                                                                                    Quarter Ended  June 30, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.20549

_____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

  There were 6,680,357 shares outstanding of the issuer’s common stock, par value $.01 per share, as of August 8, 2012.

Investors Capital Holdings, Ltd. Report on form 10-Q                                                                                                                    Quarter Ended  June 30, 2012

PART I

--------------------------------------------------------------------------------

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 4. CONTROLS AND PROCEDURES

PART II

--------------------------------------------------------------------------------

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS

SIGNATURES

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2012	March 31, 2012
Assets
Current Assets
Cash and cash equivalents	$4,220,065	$4,537,713
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,870,358	4,525,157
Loans receivable from registered representatives (current), net of allowance	620,558	654,560
Prepaid income taxes	217,173	137,658
Securities owned at fair value	223,700	235,454
Prepaid expenses	705,161	674,780
	11,032,015	10,940,322

Property and equipment, net	279,708	340,007

Long Term Investments
Loans receivable from registered representatives	948,312	1,002,621
Non-qualified deferred compensation investment	1,397,451	1,327,806
Cash surrender value life insurance policies	150,775	157,991
	2,496,538	2,488,418
Other Assets
Deferred tax asset, net	1,283,155	1,550,010
Capitalized software, net	152,221	172,240
	1,435,376	1,722,250

TOTAL ASSETS	$15,243,637	$15,490,997

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$835,989	$820,540
Accrued expenses	1,487,257	1,408,324
Commissions payable	2,750,427	2,787,467
Notes payable	932,425	1,605,688
Unearned revenues	138,276	146,198
Securities sold, not yet purchased, at fair value	11,705	8,186
	6,156,079	6,776,403
Long-Term Liabilities
Non-qualified deferred compensation plan	1,526,464	1,458,169
	1,526,464	1,458,169

Total liabilities	7,682,543	8,234,572

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,684,823 issued and 6,680,938 outstanding at June 30, 2012
6,689,009 issued and 6,685,124 outstanding at March 31, 2012	66,848	66,890
Additional paid-in capital	12,468,742	12,425,713
Accumulated deficit	(4,944,361)	(5,206,043)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Total stockholders' equity	7,561,094	7,256,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,243,637	$15,490,997

See notes to condensed consolidated financial statements

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	THREE MONTHS ENDED
June 30,
2012	2011
Revenue:
Commissions	$16,088,506	$16,916,508
Advisory fees	4,110,673	4,183,052
Other fee income	339,103	103,393
Other revenue	264,243	239,773
Total revenue	20,802,525	21,442,726

Expenses:
Commissions and advisory fees	16,610,153	17,094,637
Compensation and benefits	1,579,260	2,103,025
Regulatory, legal and professional services	875,632	1,275,790
Brokerage, clearing and exchange fees	338,101	505,460
Technology and communications	296,978	368,832
Marketing and promotion	241,273	307,018
Occupancy and equipment	186,108	235,411
Other administrative	217,030	360,771
Interest	8,968	7,944
Total operating expenses	20,353,503	22,258,888

Operating income (loss)	449,022	(816,162)

Provision for income taxes	187,340	439,547

Net income (loss)	$261,682	$(1,255,709)

Basic and diluted net income (loss) per share	$0.04	$(0.19)

Weighted Average Shares used in basic per share calculations	6,615,650	6,585,174

Weighted Average Shares used in diluted per share calculations	6,750,743	6,585,174

sss

See notes to condensed consolidated financial statements

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

2012	2011
Cash flows from operating activities:
Net income (loss)	$261,682	$(1,255,709)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	83,021	103,687
Change in valuation allowance on deferred tax asset	-	24,008
Deferred taxes	266,855	(53,018)
Stock-based compensation	42,985	48,069
Unrealized loss (gain) in marketable securities	(7,023)	3,560
Non-qualified deferred compensation investment	12,905	10,717
Market adjustment cash surrender value life insurance policy	7,216	356
Charge to commission expense (forgivable loans)	87,980	9,167
Allowance for bad debt expense	-	73,263
Change in operating assets and liabilities:
Accounts receivable	(345,201)	1,286,992
Prepaid expenses and other	(44,633)	(123,990)
Loans receivable from registered representatives	330	(208,278)
Income taxes	(79,515)	465,225
Accounts payable	15,449	5,307
Securities, net	22,296	(214,004)
Accrued expenses	78,933	447,925
Commissions payable	(37,040)	55,212
Unearned revenues	(7,922)	14,525
Net cash provided by operating activities	358,318	693,014

Cash flows from investing activities:
Acquisition of property and equipment	(2,703)	(41,981)
Cash surrender value life insurance policies	-	(18,221)
Payments on note receivable	-	75,181
Capitalized software	-	(25,891)
Net cash used in investing activities	(2,703)	(10,912)

Cash flows from financing activities:
Payments on note payable	(673,263)	(531,695)
Net cash used in financing activities	(673,263)	(531,695)

Net increase (decrease) in cash and cash equivalents	(317,648)	150,407
Cash and cash equivalents, beginning of period	4,537,713	4,587,195

Cash and cash equivalents, end of period	$4,220,065	$4,737,602

Supplemental disclosures of cash flow information:
Interest paid	$8,968	$7,944
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 1 – Organization AND Basis of Presentation

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

BASIS OF PRESENTATION:

  The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Because of the nature of the Company’s business, interim period results may not be indicative of full year or future results.

  The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statement presentation. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2012 filed with the SEC, for additional disclosures and a description of accounting policies.

  There have been no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended March 31, 2012. Please refer to those sections for disclosures regarding the critical accounting policies related to our business

Certain prior year items have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on previously reported results of operations. All significant intercompany balances and transactions have been eliminated.

    The Company has evaluated subsequent events through the date of this filing.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements to disclose for this reporting period.

Note 2 - Loans to Registered Representatives

  ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance and/or revenue targets.  Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $87,980 and $9,167 for the quarters ended June  30,  2012 and 2011, respectively.

  Some loans to registered representatives are not subject to a forgiveness contingency.   These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid.

    Interest charged on these loans to representatives range from 3% to 9.00% annually.  Loans to registered representatives included in receivables from employees and registered representatives are as follows:

June 30, 2012	March 31, 2012

Forgivable loans	$1,027,572	$1,057,497
Other loans	698,632	757,018
Less: allowance	(157,334)	(157,334)
Total loans	$1,568,870	$1,657,181

   Included in other loans is a loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010. This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter. The amount due on this receivable at June 30, 2012 and March 31, 2012 was $373,053 and $391,560, respectively.

NOTE 3 - INCOME TAXES

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

     The Company has assessed the realizability of its deferred tax assets to determine whether or not an additional valuation allowance was required for some or all of its deferred tax assets.  The Company also considered its current period reporting results and compared these results to its quarterly projection.  Management, in a transitional period, feels confident it will achieve profitability and future taxable income; however, it has concluded that the sustained uncertainty in the global economy and its impact on the U.S. financial markets along with the ongoing legal risks and related defense costs inherent in the industry necessitated a valuation allowance in the amount of approximately $0.5 million as of March 31, 2012.  If future operations exceed current projections, management may conclude such valuation allowance is no longer needed.  Conversely, if future operating results do not meet current projections, it is possible that an additional valuation allowance may be needed in future periods. Currently, the Company has maintained its position on the $0.5 million valuation allowance which is netted against its deferred tax asset as of June 30, 2012.

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

  The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of June 30, 2012:

Fair Value Measurements on Recurring Basis
Total	Level 1	Level 2	Level 3
Assets:
Securities owned at fair value
Mutual funds (1)	$232,592	$232,592	$-	$-
Equities	-	-	-	-
Asset backed securities	2,607		2,607
Total assets	$235,199	$232,592	$2,607	$-

Liabilities:
Securities sold, not yet purchased at fair value
Mutual funds	$11,705	$11,705	$-	$-
Equities
Asset backed securities	-	-	-	-
Total Liabilities	$11,705	$11,705	$-	$-

(1)	The asset mutual funds has a mutual fund with a fair value of $11,499 included in the non-qualified deferred compensation investment.

  The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2012:

Fair Value Measurements on Recurring Basis
	Total	Level 1	Level 2	Level 3
Assets:
Securities owned at fair value
Mutual funds	$227,987	$227,987	$-	$-
Equities	4,796	4,796	-	-
Asset backed securities	2,671		2,671
Total assets	$235,454	$232,783	$2,671	$-

Liabilities:
Securities sold, not yet purchased at fair value
Mutual funds	$286	$286	$-	$-
Asset backed securities	7,900	7,900	-	-
Total Liabilities	$8,186	$8,186	$-	$-

NOTE 5 – Non-Qualified Deferred Compensation Plan

  Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this plan.  ICC is the NQ Plan’s sponsor.  The unfunded NQ Plan enables eligible ICC Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan.  The total amount of deferred compensation was $a105,722 and $103,156 for the three months ended June  30, 2012 and 2011, respectively.

NOTE 6- LITIGATION AND REGULATORY MATTERS

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

  As of June 30, 2012 and March 31, 2012, the Company had accrued expenses of approximately $1,193,041 and $1,217,300, respectively, in legal fees and estimated probable settlement costs relating to the Company’s defense in various legal matters.  It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated and/or could exceed those accrued as of June 30, 2011.  Key components of both the June 30, 2012 and March 31, 2012 accrual included (i) estimated settlements and claims arising from alleged poor performance of certain real estate investments trusts (“REITs”) and oil and gas limited partnerships that have experienced bankruptcy or other financial difficulties during or in connection with the recent global liquidity crisis and (ii) regulatory assessments that exceeded our expectations.

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

Stock Awards

  Shares of stock granted under Company’s equity incentive plans (the “Equity Plans”) as of June 30, 2012 have been either fully vested at date of grant or subject to vesting over time periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability.  The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant.  Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.

  The following activity occurred during the three months ended June 30, 2012:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1, 2012	77,402	$4.41	2.54 years	$341,343

Granted	-	-		-
Less: vested	(9,240)	4.30		(39,732)
Less: canceled	(4,186)	4.77	(19,967)

Non-vested at June 30, 2012	63,976	$4.41	2.05 years	$282,134

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1, 2011	35,891	$3.72	1.99 years	$133,515

Granted	-	-		-
Vested	(6,916)	3.84		(26,557)
Canceled	(645)	3.35	(2,154)

Non-vested at June 30, 2011	28,330	$3.70	1.89 years	$104,828

  The Company’s net income for the three months ended June 30, 2012 includes $0.01 million of compensation costs related to the Company’s grants of restricted stock to directors and $0.03 million for grants to independent representatives under the Plans. In the prior period, the Company’s net loss included $0.03 million of stock compensation to executives, and $0.02 million in compensation to independent representatives under the plans.

Stock Option Grants

  The following table summarizes information regarding the Company's employee and director fixed stock options as of June 30, 2012 and, 2011:

Employee
2012	2011
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	150,000	$1.00	150,000	$1.00
Granted	-		-
Canceled	-		-
Exercised	-	-
Outstanding at end of period	150,000	$1.00	150,000	$1.00

Options exercisable at period end	150,000		150,000

Weighted-average fair value of
options granted during the period	-		-

  The intrinsic value of the stock options was $480,000 at June 30, 2012 and $795,000 at June 30, 2011.

  The following table summarizes further information about employee and Directors' fixed stock options outstanding as of June 30, 2012:

Options Outstanding	Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted-Average RemainingContractual Life	Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$1.00	150,000	$1.00	150,000	$1.00

Note 8 - Segment Information

  The Company's reportable operating segments are (i) independent brokerage services offered through ICC and (ii) asset management (investment advisory) services offered through ICC, doing business as ICA. The segments are strategic business units that are managed separately. They operate under different and complex regulatory systems, provide different services and require distinct marketing strategies and varied technological and operational support. They also have differing revenue models; ICC earns transactional commissions and various fees in connection with the brokerage of securities for its customers, whereas ICA generates recurring revenue from fees that are based on the value of assets under management.

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

  Segment reporting is as follows for the quarter ended:

June 30, 2012
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$16,561,142	$4,175,658	$(12,928)	$-	$20,723,872
Revenue from transaction with
other operating segments:	229,916	-	-	-	$229,916
Interest and dividend income, net	78,647	-	6	-	$78,653
Depreciation and amortization	81,854	1,167	-	-	$83,021
Income (loss) from operations	55,901	570,878	(177,763)	6	$449,022
Period end total assets	13,765,374	421,381	2,517,783	10,336	$16,714,874
Corporate items and eliminations	-	-	-	-	$(1,471,237)

June 30, 2011
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$17,120,079	$4,230,071	$(10,717)	$-	$21,339,433
Revenue from transaction with
other operating segments:	356,546	-	-	-	$356,546
Interest and dividend income, net	103,226	-	55	13	$103,294
Depreciation and amortization	102,520	1,167	-	-	$103,687
Income (loss) from operations	(943,389)	516,434	(389,220)	13	$(816,162)
Period end total assets	15,304,156	884,387	2,470,587	10,303	$18,669,433
Corporate items and eliminations	-	-	(780,386)	-	$(780,386)

+

NOTE 9- SUBSEQUENT EVENTS

  Several events took place after the balance sheet date but prior to the filing of this document. First, on July 5, 2012, ICH entered into a purchase and sale agreement, still pending FINRA approval, to purchase a shell broker dealer.  Second, effective August 2, 2012, the Company fully satisfied all contractual obligations for compensation, benefits and other amounts as set forth in the Consultant Agreement of its former Chairman, Theodore E. Charles, as filed with the SEC on August 2, 2011. Finally,  effective August 06, 2012, the Company terminated the piggy back clearing agreement it entered into with Essex Securities dated June 24, 2003, whose owner is the spouse of the Company’s former Chairman. The Company has evaluated subsequent events through the date the financial statements were available to be filed.  There were no material subsequent events requiring adjustment to or disclosure in these financial statements.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Management's Discussion and Analysis reviews our consolidated financial condition as of June 30, 2012 and March 31, 2012, the consolidated results of operations for the three months ended June 30, 2012 and 2011 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three months ended June 30, 2012, (ii) the “prior period” means the three months ended June 30, 2011, (iii) an increase or decrease compares the current period to the prior period, and (iv) non-comparative amounts refer to the current period.

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

PRODUCTIVITY OF REPRESENTATIVES

  Management believes that improving the overall quality of our independent representatives is a key to achieving growth in revenues and earnings.  We believe that upgrading the business practices of our representatives not only grows revenue, but assists in limiting the cost of overhead functions and representative noncompliance.  We strive to continually improve the overall quality of our force of representatives by:

•	assisting representatives to improve their skills and practices,
•	recruiting higher-producing representatives, and
•	terminating low quality representatives.

  A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period.  Data for the 12-month periods ended June 30, 2012 and 2011 are presented below:

Twelve Months Ended	Change
June 30, 2012	June 30, 2011	Dollar	Percentage
Rep-generated revenue:
Commission	$62,616,936	$68,350,777	$(5,733,841)	-8.4%
Advisory	15,886,118	15,428,500	457,618	3.0%
Other fee income	856,306	715,961	140,345	19.6%
	$79,359,360	$84,495,238	$(5,135,878)	-6.1%

Number of representatives	467	525	(58)	-11.0%

Average revenue per representative	$169,934	$160,943	$8,991	5.6%

  We believe that the 5.6% growth in per capita rep-generated revenue is the result of organic revenue growth from recruiting higher-producing representatives, and continually paring down of the number of lower-producing registered representatives.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Results of Operations

	Quarter Ended June 30,		Change
	2012	2011	Dollar	Percentage
Revenues:
Commission	$ 16,088,506	$ 16,916,508	$ (828,002)	-4.9%
Advisory fees	4,110,673	4,183,052	(72,379)	-1.7%
Other fee income	339,103	103,393	235,710	228.0%
Other income	264,243	239,773	24,470	10.2%
Total revenue	20,802,525	21,442,726	(640,201)	-3.0%

Expenses:
Commissions and advisory fees expense	16,610,153	17,094,637	(484,484)	-2.8%
Compensation and benefits	1,579,260	2,103,025	(523,765)	-24.9%
Regulatory, legal and professional	875,632	1,275,790	(400,158)	-31.4%
Brokerage, clearing and exchange fees	338,101	505,460	(167,359)	-33.1%
Technology and communications	296,978	368,832	(71,854)	-19.5%
Marketing and promotion	241,273	307,018	(65,745)	-21.4%
Occupancy and equipment	186,108	235,411	(49,303)	-20.9%
Other administrative	217,030	360,771	(143,741)	-39.8%
Interest	8,968	7,944	1,024	12.9%
Total expenses	20,353,503	22,258,888	(1,905,385)	-8.6%

Operating income (loss)	449,022	(816,162)	1,265,184	-155.0%
Provision for income taxes	187,340	439,547	(252,207)	-57.4%

Net income (loss)	$ 261,682	$ (1,255,709)	1,517,391	-120.8%

Adjusted EBITDA:	$ 583,998	$ (352,390)	$ 936,388	-265.7%

Adjustments to conform adjusted EBITDA to GAAP Net income (loss):
Income tax provision	(187,340)	(439,547)	252,207	-57.4%
Interest expense	(8,968)	(7,944)	(1,024)	12.9%
Depreciation and amortization	(83,021)	(108,468)	25,447	-23.5%
Non-cash compensation	(42,987)	(48,069)	5,082	-10.6%
Non-recurring professional fees	-	(299,291)	299,291	-100.0%

Net income (loss)	$ 261,682	$ (1,255,709)	$ 1,517,391	-120.8%

ADJUSTED EBITDA

    Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted by eliminating other non-cash expense, gains or losses on sales of assets, and various non-recurring items (“adjusted EBITDA”), is a key metric we use in evaluating our financial performance.  Adjusted EBITDA eliminates items that we believe are not part of our core operations, are non-recurring items of revenue or expense, or do not involve a cash outlay, such as stock-related compensation and professional fees incurred in connection with the Company’s registration statement on Form S-3 that closed on August 2, 2011 and related matters.  We consider adjusted EBITDA important in monitoring and evaluating our financial performance on a consistent basis across multiple time periods. We also use adjusted EBITDA as an important measure, among others, to analyze and evaluate financial and strategic planning decisions.

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

  First quarter Adjusted EBITDA, was $0.58 million, an increase of 265.7% from  a  $0.35 million loss before interest, taxes, depreciation, amortization, and non-recurring professional fees in the comparative quarter, primarily due to increased operating income in the current period.

REVENUE

   Revenues decreased by $0.64 million or by 3.00% primarily due to a reduction in commission revenue while advisory fees were consistent with the prior period. The decline in commission revenue can be attributed to lower trading volume resulting from investor’s cautious sentiment due to current market conditions.   Also, commissions earned from our direct business slowed, with resulting fewer investment contributions. Advisory fees remained steady mostly because of asset values increasing concurrent with positive market growth comparative to the financial markets during the prior period.

  Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to contribute the majority of advisory services revenue.

  Other fee income increased primarily as a result of technology fees from newly released Capital Connect, as well as licensing fees, annual administrative fees, and financial planning fees.

  The increase in other revenue, which consists of net marketing revenues and interest income, resulted primarily from an increase in marketing allowances from product sponsor programs reflecting an increase in sales volumes of alternative investment products.

EXPENSES

    Total expenses decreased by $1.91 million, or 8.56%, principally as a result of decreases in commissions and advisors fees paid to our representatives, compensation and benefits, and regulatory, legal and non-recurring professional fees.

  Commissions and advisory fees paid to our representatives represent a percentage of revenue of our broker-dealer; accordingly, much of the $0.48 million decrease in commissions and advisor fees payout reflects a corresponding decrease in revenue.  Our ratio of commission payout as compared to the total of representative-produced revenue increased this quarter as a result of forgivable loan amortization, advisory platform fees, and  a reduction in trading volume.

  The decrease in regulatory, legal and professional expenses was driven principally by a decrease in nonrecurring professional fees related to our registration statement on Form S-3 and related matters which were completed in the prior period.  Also, there was also a decline in legal settlements in this period as compared to the prior period in which we had a settlement for disgorgement of commissions on alternative investments products.

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

  The decrease in compensation and benefits is attributable to the cost management initiatives the Company implemented in January 2012, offset by increased health benefit costs and one-time separation costs associated with former employees.

   We had an income tax provision of $0.19 million for the three months ended June 30, 2012 as compared to $0.44 million income tax provision for the prior period. The income tax rates for the 2012 and 2011 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the permanent differences created by various accruals for each of the periods presented, particularly regulatory assessments, costs that were associated with our registration statement filing, and non-deductible executive compensation.

OPERATING AND NET INCOME

  Results of operations were positively impacted by reduced operating costs in all categories.  Specifically, we had fewer litigation and regulatory settlements,  reduced professional fees and lower total compensation costs. The Company reported  $0.45 million in operating income as compared to $0.82 million of operating loss for the prior period.  The Company’s net  income was  $0.26 million, or $0.04 per basic and diluted net income per share, compared to net loss of $1.26 million, or $0.19 basic and diluted net loss per share, for the prior period.

   The Company’s net profit of $0.26 million was principally the result of decreased non-recurring professional fees, as well as ongoing evaluation of strategic costs.  The Company implemented specific expense reductions during the fourth quarter of last year to lessen exposure to operating losses while applying resources to sustain our recruiting and technology initiatives, all the while addressing growing compliance requirements. The Company is focused on growing revenues organically, therefore is supporting its representatives in growing their business through our internally developed CapitalCONNECT technology and related practice management programs.

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

  As of June 30, 2012, cash and cash equivalents totaled $4.22 million as compared to $4.54 million as of March 31, 2012. Working capital as of June 30, 2012 was $4.88 million as compared to $4.16 million as of March 31, 2012. The ratio of current assets to current liabilities was 1.79 to 1 as of June 30, 2012, as compared to 1.61 to 1 as of March 31, 2012.

  Operations provided $0.36 million in cash for the current period, as compared to $0.69 million of operating cash provided in the prior period. When comparing the current period cash flow to the prior period cash flow   from operating activities the significant changes were from net income and from account balances held at our clearing firm.

   For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs for the next twelve months. The Company may, however, seek additional capital within the next 12 months, should it elect to continue pursuing a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly-recruited financial advisors to join ICC.

  Net cash flows used in investing activities in the current period represent purchases in equipment, collection of principal payments on a note receivable, capitalization of software for internal use, and contributions on an executive life insurance policy. Net cash flows used in the prior period were relatively consistent with the current period’s investing activities.

  Cash flows for financing activities in the current period increased slightly when compared to the prior period as we paid $0.67 million and $0.53 million in loan payments to finance E&O insurance premiums, respectively, for the periods ended June 30, 2012 and 2011. The Company has a line of credit (“line”) with specific financial covenants with its financial institution.  This line was renewed and amended, effective April 19, 2012.  Although there were no borrowings,  the Company achieved the required operating results to meet those covenants as of June 30, 2012.

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

   As of June 30, 2012, ICC had net capital of $2.01 million (i.e., an excess of $1.76 million) as compared to net capital of approximately $1.43 million (i.e., an excess of $1.18 million) as of March 31, 2012.

Commitments and Contingencies

  We are obligated under various lease agreements covering office space, which will expire March 31, 2015. Options to renew for additional terms are included under the lease agreement.   Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes. The Company is currently attempting to resolve a dispute with the lessor, specific to the tenancy at 230 Broadway Lynnfield, MA as a result of property damages that are preventing occupancy and use of all leased space.

  The total minimum rental due in future periods under these existing agreements as of June 30, 2012 is as follows for the years ended March 31,

2013	$ 211,687
2014	276,354
2015	282,214
2016	24,000
2017	24,000

$ 818,255

  Total lease expense for office space approximated $0.06 and $0.09 million for the three months ended June 30, 2012 and 2011, respectively.

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

  As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company operates in a highly litigious and regulated business, and the Company often is made a defendant in arbitrations and other legal proceedings that are incidental to our securities business.  The Company typically vigorously contests the allegations of the complaints and believes that there are meritorious defenses in these matters.  From time to time the Company also is the subject of regulatory investigations and proceedings.  Counsel often is unable to confidently predict the likelihood of an outcome, whether favorable or unfavorable, in such matters because of routine and inherent uncertainties.  For the majority of pending claims, the Company's current errors and omissions (E&O) policy limits the Company’s maximum exposure in any one case to $100,000 or $100,000/$250,000 ($250,000 is effective January 2012 for alternative investment product only related settlements) in any one case, subject to policy limitations and exclusions.  The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to $350,000, subject to policy limitations and exclusions.

ITEMS 2 – 5.

 None.

ITEM 6.  EXHIBITS

Exhibit

Number	Description	Location
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)	(8)(Exh. 10.2)
3.2	Employment Agreement with Timothy B. Murphy (3)	(8)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (3)	(8)(Exh. 10.3)
10.10	Registration Agreement with Theodore E. Charles et. al.	(9)(Exh. 10.1)
10.11	Agreement with Theodore E. Charles	(10)(Exh. 10.1)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(1)

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

1

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

2

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD.

By: /s/ Kathleen L. Donnelly

Chief Accounting Officer

(Duly authorized officer)

Date: August 14, 2012

3