Form 10-Q
period 2012-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2012-11-13
CIK 1001871

Investors Capital Holdings, Ltd. Report on form 10-Q                                                                                                          Quarter Ended  September 30, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

_____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

  There were 6,679,707 shares outstanding of the issuer’s common stock, par value $.01 per share, as of November 7, 2012.

Investors Capital Holdings, Ltd. Report on form 10-Q                                                                                                          Quarter Ended  September 30, 2012

PART I

--------------------------------------------------------------------------------

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 4. CONTROLS AND PROCEDURES

PART II

--------------------------------------------------------------------------------

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS

SIGNATURES

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	September 30, 2012	March 31, 2012
Assets
Current Assets
Cash and cash equivalents	$4,482,284	$4,537,713
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	4,928,839	4,525,157
Loans receivable from registered representatives (current), net of allowance	597,150	654,560
Prepaid income taxes	171,138	137,658
Securities owned at fair value	257,375	235,454
Prepaid expenses	801,595	674,780
	11,413,381	10,940,322

Property and equipment, net	223,091	340,007

Long Term Assets
Loans receivable from registered representatives	985,948	1,002,621
Non-qualified deferred compensation investment	1,565,853	1,327,806
Cash surrender value life insurance policies	159,510	157,991
	2,711,311	2,488,418
Other Assets
Deferred tax asset, net	1,104,770	1,550,010
Other asset	1,324	-
Capitalized software, net	129,823	172,240
	1,235,917	1,722,250

TOTAL ASSETS	$15,583,700	$15,490,997

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,006,260	$820,540
Accrued expenses	1,367,248	1,408,324
Commissions payable	2,830,750	2,787,467
Notes payable	307,296	1,605,688
Unearned revenues	452,561	146,198
Securities sold, not yet purchased, at fair value	17,996	8,186
	5,982,111	6,776,403
Long-Term Liabilities
Non-qualified deferred compensation plan	1,712,358	1,458,169
	1,712,358	1,458,169

Total liabilities	7,694,469	8,234,572

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,684,242 issued and 6,680,357 outstanding at September 30, 2012
6,689,009 issued and 6,685,124 outstanding at March 31, 2012	66,841	66,890
Additional paid-in capital	12,516,665	12,425,713
Accumulated deficit	(4,664,140)	(5,206,043)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Total stockholders' equity	7,889,231	7,256,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,583,700	$15,490,997

See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	THREE MONTHS ENDED
	September 30,
	2012	2011
Revenue:
Commissions	$15,779,387	$15,658,586
Advisory fees	3,979,313	4,083,036
Other fee income	337,226	108,570
Other revenue	226,839	319,721
Total revenue	20,322,765	20,169,913

Expenses:
Commissions and advisory fees	16,126,655	16,231,516
Compensation and benefits	1,460,708	2,659,815
Regulatory, legal and professional services	977,627	1,009,451
Brokerage, clearing and exchange fees	364,697	519,511
Technology and communications	327,240	309,016
Marketing and promotion	231,424	337,053
Occupancy and equipment	178,191	218,048
Other administrative	221,748	266,875
Interest	4,835	8,997
Total operating expenses	19,893,125	21,560,282

Operating income (loss)	429,640	(1,390,369)

Provision (benefit) for income taxes	149,420	(513,007)

Net income (loss)	$280,220	$(877,362)

Basic and diluted net income (loss) per share	$0.04	$(0.13)

Weighted average shares used in basic per share calculations	6,529,786	6,590,779

Weighted average shares used in diluted per share calculations	6,656,165	6,590,779

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	SIX MONTHS ENDED
	September 30,
	2012	2011
Revenue:
Commissions	$31,867,893	$32,575,093
Advisory fees	8,089,985	8,266,088
Other fee income	676,330	211,963
Other revenue	491,082	559,494
Total revenue	41,125,290	41,612,638

Expenses:
Commissions and advisory fees	32,736,807	33,326,157
Compensation and benefits	3,039,968	4,762,840
Regulatory, legal and professional services	1,853,258	2,285,240
Brokerage, clearing and exchange fees	702,798	1,024,971
Technology and communications	624,218	681,944
Marketing and promotion	472,698	644,754
Occupancy and equipment	364,299	448,679
Other administrative	438,778	627,646
Interest	13,803	16,941
Total operating expenses	40,246,627	43,819,172

Operating income (loss)	878,663	(2,206,534)

Provision (benefit) for income taxes	336,760	(73,460)

Net income (loss)	$541,903	$(2,133,074)

Basic and diluted net income (loss) per share	$0.08	$(0.32)

Weighted average shares used in basic per share calculations	6,625,771	6,589,013

Weighted average shares used in diluted per share calculations	6,746,905	6,589,013

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$541,903	$(2,133,074)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	164,017	194,744
Change in valuation allowance on deferred tax asset	-	24,008
Deferred taxes	445,240	92,306
Stock-based compensation	90,903	67,927
Non-cash compensation for transfer of beneficial interest in life insurance to former chairman	-	568,095
Unrealized loss (gain) in marketable securities	(19,974)	69
Non-qualified deferred compensation investment	30,394	17,587
Market adjustment cash surrender value life insurance policy	(1,519)	21,088
Charge to commission expense (forgivable loans)	174,359	91,731
Allowance for bad debt expense	2,708	73,263
Change in operating assets and liabilities:
Accounts receivable	(403,682)	2,719,716
Prepaid expenses and other	(142,391)	523,010
Loans receivable from registered representatives	(102,984)	(383,514)
Income taxes	(33,480)	(193,108)
Accounts payable	185,720	(272,332)
Securities, net	7,863	20,076
Accrued expenses	(41,076)	(576,351)
Commissions payable	43,283	(713,221)
Unearned revenues	306,363	101,071
Net cash provided by operating activities	1,247,647	243,091

Cash flows from investing activities:
Acquisition of property and equipment	(4,684)	(66,113)
Cash surrender value life insurance policies	-	(18,442)
Payments on note receivable	-	101,098
Purchase of investments		(1,822)
Capitalized software	-	(60,250)
Net cash used in investing activities	(4,684)	(45,529)

Cash flows from financing activities:
Payments on note payable	(1,298,392)	(940,387)
Net cash used in financing activities	(1,298,392)	(940,387)

Net decrease in cash and cash equivalents	(55,429)	(742,825)
Cash and cash equivalents, beginning of period	4,537,713	4,587,195

Cash and cash equivalents, end of period	$4,482,284	$3,844,370

Supplemental disclosures of cash flow information:
Interest paid	$13,803	$16,941
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

  The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three months and six months period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statement presentation. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2012 filed with the SEC, for additional disclosures and a description of accounting policies.

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

Note 2 - Loans to Registered Representatives

  ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance and/or revenue targets.  Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $86,379 and $82,314 for the three months ended September 30, 2012 and 2011 and $174,359 and $91,731 for the six months ended September  30,  2012 and 2011, respectively.

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

    Interest charged on these loans to representatives range from 3% to 9.00% annually.  Loans to registered representatives included in receivables from employees and registered representatives are as follows:

	September 30, 2012	March 31, 2012

Forgivable loans	$1,034,891	$1,057,497
Other loans	708,249	757,018
Less: allowance	(160,042)	(157,334)
Total loans	$1,583,098	$1,657,181

   Included in other loans is a loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010. This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter. The amount due on this receivable at September 30, 2012 and March 31, 2012 was $360,167 and $391,560, respectively.

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

     The Company has assessed the realizability of its deferred tax assets to determine whether or not an additional valuation allowance was required for some or all of its deferred tax assets.  The Company also considered its current period reporting results and compared these results to its quarterly projection.  Management, in a transitional period, feels confident it will achieve profitability and future taxable income; however, it has concluded that the sustained uncertainty in the global economy and its impact on the U.S. financial markets along with the ongoing legal risks and related defense costs inherent in the industry necessitated a valuation allowance in the amount of approximately $0.5 million as of March 31, 2012.  If future operations exceed current projections, management may conclude such valuation allowance is no longer needed.  Conversely, if future operating results do not meet current projections, it is possible that an additional valuation allowance may be needed in future periods. Currently, the Company has maintained its position on the $0.5 million valuation allowance which is netted against its deferred tax asset as of September 30, 2012.

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

  The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of September 30, 2012:

Fair Value Measurements on Recurring Basis
	Total	Level 1	Level 2	Level 3
Assets:
Securities owned at fair value
Mutual funds (1)	$271,375	$271,375	$-	$-
Unit Investment Trusts	20,056	20,056	-	-
Asset backed securities	2,554		2,554
Total assets	$293,985	$291,431	$2,554	$-

Liabilities:
Securities sold, not yet purchased at fair value
Equities	$17,996	$17,996	$-	$-
Total liabilities	$17,996	$17,996	$-	$-

(1)	Certain mutual funds with a fair value of $36,610 are included in the non-qualified deferred compensation investment in the condensed consolidated balance sheet.

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

NOTE 5 – Non-Qualified Deferred Compensation Plan

  Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this plan.  ICC is the NQ Plan’s sponsor.  The unfunded NQ Plan enables eligible ICC Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan.  The total amount of deferred compensation was $108,710 and $79,077 for the three months ended September  30, 2012 and 2011, respectively and 214,432 and $182,233 for the six months ended September 30, 2012 and 2011, respectively.

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

  The Company recognizes a legal liability when management believes it is probable that a liability has been incurred and the amount can be reasonably estimated.  Conclusions on the likelihood that a liability has been incurred and estimates as to the amount of the liability are based on consultations with the General Counsel of the broker-dealer who, when situations warrant, may engage and consult external counsel to assist with the evaluation and handle certain matters.  Legal fees for defense costs are expensed as incurred and classified as professional services within the condensed consolidated statements of operations.

  As of September 30, 2012 and March 31, 2012, the Company had accrued expenses of approximately $1,236,970 and $1,217,300, respectively, in legal fees and estimated probable settlement costs relating to the Company’s defense in various legal matters.  It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated and/or could exceed those accrued as of September 30, 2012.  Key components of the September 30, 2012 accrual included (i) estimated settlements and claims arising from alleged poor performance of certain real estate investments trusts (“REITs”) and oil and gas limited partnerships that have experienced bankruptcy or other financial difficulties during or in connection with the recent global liquidity crisis, (ii) operating lease litigation, and (iii) regulatory assessments that exceeded our expectations.

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

Stock Awards

  Shares of stock granted under Company’s equity incentive plans (the “Equity Plans”) as of September 30, 2012 have been either fully vested at date of grant or subject to vesting over time periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability.  The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant.  Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.

  The following activity occurred during the three months ended September 30, 2012 and 2011:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at July 1, 2012	63,976	$4.41	2.05 years	$282,134

Granted	-	-		-
Less: vested	(15,885)	4.58		(72,753)
Less: canceled	(589)	5.68		(3,346)

Non-vested at September 30, 2012	47,502	$4.33	1.95 years	$205,684

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at July 1, 2011	28,332	$3.70	1.89 years	$104,828

Granted	-	-		-
Vested	(5,425)	3.55		(19,259)
Canceled	(215)	2.65		(570)

Non-vested at September 30, 2011	22,692	$3.75	1.72 years	$85,095

  The Company’s net income for the three months ended September 30, 2012 includes $0.02 million of compensation costs related to the Company’s grants of restricted stock to directors and $0.03 million for grants to independent representatives under the Plans. In the prior period, the Company’s net loss included no stock compensation to executives and employees, and $0.02 million in compensation to independent representatives under the Equity Plans.

The following activity occurred during the six months ended September 30, 2012 and 2011:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value
Non-vested at April 1, 2012	77,402	$4.41	2.54 years	$341,343

Granted	-	-		-
Less: vested	(25,125)	4.48		(112,485)
Less: canceled	(4,775)	4.88		(23,314)

Non-vested at September 30, 2012	47,502	$4.33	1.95 years	$205,684

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value
Non-vested at April 1, 2011	35,891	$3.72	1.91 years	$133,515

Granted	-	-		-
Vested	(12,341)	3.71		(45,785)
Canceled	(858)	3.18		(2,728)

Non-vested at September 30, 2011	22,692	$3.75	1.72 years	$85,095

  The Company’s net income for the six months ended September 30, 2012 includes $0.02 million of compensation costs related to the Company’s grants of restricted stock to directors and $0.06 million for grants to independent representatives under the Plans. In the prior period, the Company’s net loss included $0.03 million of stock compensation to executives and employees, and $0.04 million in compensation to independent representatives under the Equity Plans.

Stock Option Grants

  The following table summarizes information regarding the Company's employee and director fixed stock options as of September 30, 2012 and, 2011:

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

  The intrinsic value of the stock options was $450,000 at September 30, 2012 and $627,000 at September 30, 2011.

  The following table summarizes further information about employee and Directors' fixed stock options outstanding as of September 30, 2012:

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

  Segment reporting is as follows for the three months ended:

	September 30, 2012
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$16,237,978	$4,033,714	$(17,445)	$-	$20,254,247
Revenue from transaction with
other operating segments:	266,558	-	-	-	$266,558
Interest and dividend income, net	68,513	-	7	-	$68,520
Depreciation and amortization	79,829	1,167	-	-	$80,996
Income (loss) from operations	10,888	532,696	(113,951)	7	$429,640
Period end total assets	13,933,230	456,591	2,912,360	10,343	$17,312,524
Corporate items and eliminations	-	-	(1,728,824)	-	$(1,728,824)

	September 30, 2011
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$15,933,823	$4,143,816	$(6,870)	$-	$20,070,769
Revenue from transaction with
other operating segments:	356,546	-	-	-	$356,546
Interest and dividend income, net	97,262	-	1,878	4	$99,144
Depreciation and amortization	89,890	1,167	-	-	$91,057
Income (loss) from operations	(922,662)	398,117	(865,824)	-	$(1,390,369)
Period end total assets	12,867,575	797,807	1,827,273	10,307	$15,502,962
Corporate items and eliminations	-	-	(1,247,786)	-	$(1,247,786)

+

   Segment reporting is as follows for the six months ended:

	September 30, 2012
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$32,799,117	$8,209,373	$(30,373)	$-	$40,978,117
Revenue from transaction with
other operating segments:	496,474	-	-	-	$496,474
Interest and dividend income, net	147,160	-	13	-	$147,173
Depreciation and amortization	162,850	1,167	-	-	$164,017
Income (loss) from operations	29,554	1,140,811	(291,715)	13	$878,663
Period end total assets	13,933,230	456,591	2,912,360	10,343	$17,312,524
Corporate items and eliminations	-	-	(1,728,824)	-	$(1,728,824)

	September 30, 2011
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$33,053,900	$8,373,887	$(17,587)	$-	$41,410,200
Revenue from transaction with
other operating segments:	632,463	-	-	-	$632,463
Interest and dividend income, net	200,488	-	1,933	17	$202,438
Depreciation and amortization	193,577	1,167	-	-	$194,744
Income (loss) from operations	(1,915,883)	964,376	(1,255,044)	17	$(2,206,534)
Period end total assets	12,867,575	797,807	1,827,273	10,307	$15,502,962
Corporate items and eliminations	-	-	(1,247,786)	-	$(1,247,786)

NOTE 9- SUBSEQUENT EVENTS

  In October 2012, the Company entered into a short-term operating lease for new office space commencing on December 1, 2012.The Company has evaluated subsequent events through the date the financial statements were available to be filed.  There were no material subsequent events requiring adjustment to or disclosure in these financial statements.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Management's Discussion and Analysis reviews our consolidated financial condition as of September 30, 2012 and March 31, 2012, the consolidated results of operations for the three months and six months ended September 30, 2012 and 2011 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three months and six months ended September 30, 2012, (ii) the “prior period” means the three months and six months ended September 30, 2011, (iii) an increase or decrease compares the current period to the prior period, and (iv) non-comparative amounts refer to the current period.

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

  A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period.  Data for the 12-months ended September 30, 2012 and 2011 are presented below:

	Twelve Months Ended		Change
	September 30, 2012	September 30, 2011	Dollar	Percentage
Rep-generated revenue:
Commission	$62,737,738	$67,774,960	$(5,037,222)	-7.4%
Advisory	15,782,395	15,939,915	(157,520)	-1.0%
Other fee income	1,084,962	681,167	403,795	59.3%
	$79,605,095	$84,396,042	$(4,790,947)	-5.7%

Number of representatives	470	499	(29)	-5.8%

Average revenue per representative	$169,373	$169,130	$242	0.1%

  We believe that the consistency in the per capita rep-generated revenue is a direct result of recent recruitment of higher-producing representatives, and a stronger practice management program, offsetting slowed commission activity.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Results of Operations

	Three Months Ended September 30,		Change
	2012	2011	Dollar	Percentage
Revenues:
Commission	$ 15,779,387	$ 15,658,586	$ 120,801	0.8%
Advisory fees	3,979,313	4,083,036	(103,723)	-2.5%
Other fee income	337,226	108,570	228,656	210.6%
Other income	226,839	319,721	(92,882)	-29.1%
Total revenue	20,322,765	20,169,913	152,852	0.8%

Expenses:
Commissions and advisory fees expense	16,126,655	16,231,516	(104,861)	-0.6%
Compensation and benefits	1,460,708	2,659,815	(1,199,107)	-45.1%
Regulatory, legal and professional	977,627	1,009,451	(31,824)	-3.2%
Brokerage, clearing and exchange fees	364,697	519,511	(154,814)	-29.8%
Technology and communications	327,240	309,016	18,224	5.9%
Marketing and promotion	231,424	337,053	(105,629)	-31.3%
Occupancy and equipment	178,191	218,048	(39,857)	-18.3%
Other administrative	221,748	266,875	(45,127)	-16.9%
Interest	4,835	8,997	(4,162)	-46.3%
Total expenses	19,893,125	21,560,282	(1,667,157)	-7.7%

Operating income (loss)	429,640	(1,390,369)	1,820,009	-130.9%
Provision (benefit) for income taxes	149,420	(513,007)	662,427	-129.1%

Net income (loss)	$ 280,220	$ (877,362)	1,157,582	-131.9%

Adjusted EBITDA:	$ 563,387	$ (374,883)	$ 938,270	-250.3%

Adjustments to conform adjusted EBITDA to GAAP Net income (loss):
Income tax provision	(149,420)	513,007	(662,427)	-129.1%
Interest expense	(4,835)	(8,997)	4,162	-46.3%
Depreciation and amortization	(80,996)	(97,995)	16,999	-17.3%
Non-cash compensation for transfer of beneficial interest to former Chairman	-	(568,095)	568,095	-100.0%
Non-cash compensation	(47,916)	(19,858)	(28,058)	141.3%
Non-recurring professional fees	-	(320,541)	320,541	-100.0%

Net income (loss)	$ 280,220	$ (877,362)	$ 1,157,582	-131.9%

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

  Second quarter Adjusted EBITDA, was $0.56 million, an increase of 250.3% from  a  $0.37 million loss before interest, taxes, depreciation, amortization, non-recurring professional fees, and non-cash compensation in the comparative quarter. This increase is primarily due to the rise in operating income in the current period.

REVENUE

   Revenues increased modestly by $0.15 million or by 0.80 % primarily due to an increase in other fee income.

   Revenues from commissions increased by 0.80% or by $0.12 million as a result of our direct business in sales from variable annuities offset by a decrease in commissions from brokerage.

   Our advisor-directed managed assets program continues to contribute the majority of advisory services revenue; however, revenues decreased by $0.16 million in the A-MAP program. This decrease was offset by an increase in the A-MAP FT program,  another representative directed asset managed program performed for a flat fee rate.

  Other fee income increased primarily as a result of technology gross charges earned, as well as licensing fees, annual administrative fees, and financial planning fees.

  The decrease in other revenue, which consists of net marketing revenues and interest income, resulted primarily from a decrease in marketing allowances for events.

EXPENSES

    Total expenses decreased by $1.67 million, or 7.73%, principally as a result of decreases in compensation and benefits, plus reductions is all other major expenses.

  Commissions and advisory fees paid to our representatives represent a percentage of revenue of our broker-dealer; accordingly, much of the $0.10 million decrease in commissions and advisor fees payout reflects a decrease in our ratio of commission payout as compared to the total of representative-produced revenue.

    The decrease in compensation and benefits is attributable to the cost management initiatives the Company implemented in January 2012, offset by increased health benefit costs and one-time separation costs associated with former employees. Also, a final payment was made in August 2012 to our former Chairman satisfying the terms of a one-year post-retirement consulting agreement.

  The decrease in regulatory, legal and professional expenses was driven principally by a decrease in nonrecurring professional fees related to our registration statement on Form S-3 and related matters which were completed in the prior period. Offsetting this decrease was an increase in legal settlements, and an increase in legal fees incurred to resolve a legal dispute with our Landlord, specific to our tenancy at 230 Broadway Lynnfield, MA.

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

   Costs for brokerage, clearing, and exchange fees declined which correlated to the decrease in overall trading volume and from our termination of a quarterly reporting service contract with our clearing firm.

 Technology and communications remained relatively flat for the comparative periods, but marketing and promotion expenses declined as a result of canceling some of our advertisements we had in financial services publications.

 Occupancy and equipment expenses also declined as a result of expiration of an office lease agreement in Topsfield, Massachusetts.  Finally, other administrative expenses declined from savings on postage and delivery, office supplies, and other general office related expenses.

   We had an income tax provision of $0.15 million for the three months ended September 30, 2012 as compared to $0.51 million income tax benefit for the prior period. The income tax rates for the 2012 and 2011 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the permanent differences created by various accruals for each of the periods presented, particularly regulatory assessments, costs that were associated with our registration statement filing, and non-deductible executive compensation.

OPERATING AND NET INCOME

  Results of operations were positively impacted by reduced operating costs in all categories.  Specifically, we had reduced total compensation costs as the Company realigned its operating expenses with its top line revenues and profit margins. The Company reported  $0.43 million in operating income as compared to $1.39 million of operating loss for the prior period.  The Company’s net income was $0.28 million, or $0.04 per basic and diluted net income per share, compared to net loss of $0.88 million, or $0.13 basic and diluted net loss per share, for the prior period.

   The Company’s net profit of $0.28 million was principally the result of decreased compensation costs, as well as an ongoing evaluation of strategic costs.  The Company implemented specific expense reductions during the fourth quarter of last year to lessen exposure to operating losses while applying resources to sustain our recruiting and technology initiatives, all the while addressing growing compliance requirements. The Company is focused on growing revenues via recruiting new representatives to our corporate advisory platform ICA, as well as organically, therefore we continue to expand offerings in our internally developed CapitalCONNECT technology platform and related practice management programs.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Six Months Ended September 30,		Change
	2012	2011	Dollar	Percentage
Revenues:
Commission	$ 31,867,893	$ 32,575,093	$ (707,200)	-2.2%
Advisory fees	8,089,985	8,266,088	(176,103)	-2.1%
Other fee income	676,330	211,963	464,367	219.1%
Other income	491,082	559,494	(68,412)	-12.2%
Total revenue	41,125,290	41,612,638	(487,348)	-1.2%

Expenses:
Commissions and advisory fees expense	32,736,807	33,326,157	(589,350)	-1.8%
Compensation and benefits	3,039,968	4,762,840	(1,722,872)	-36.2%
Regulatory, legal and professional	1,853,258	2,285,240	(431,982)	-18.9%
Brokerage, clearing and exchange fees	702,798	1,024,971	(322,173)	-31.4%
Technology and communications	624,218	681,944	(57,726)	-8.5%
Marketing and promotion	472,698	644,754	(172,056)	-26.7%
Occupancy and equipment	364,299	448,679	(84,380)	-18.8%
Other administrative	438,778	627,646	(188,868)	-30.1%
Interest	13,803	16,941	(3,138)	-18.5%
Total expenses	40,246,627	43,819,172	(3,572,545)	-8.2%

Operating income (loss)	878,663	(2,206,534)	3,085,197	-139.8%
Provision (benefit) for income taxes	336,760	(73,460)	410,220	-558.4%

Net income (loss)	$ 541,903	$ (2,133,074)	2,674,977	-125.4%

Adjusted EBITDA:	$ 1,147,384	$ (729,434)	$ 1,876,818	-257.3%

Adjustments to conform adjusted EBITDA to GAAP Net income (loss):
Income tax provision	(336,760)	73,460	(410,220)	-558.4%
Interest expense	(13,803)	(16,941)	3,138	-18.5%
Depreciation and amortization	(164,017)	(204,305)	40,288	-19.7%
Non-cash compensation	(90,901)	(67,927)	(22,974)	33.8%
Non-cash compensation for transfer of beneficial interest to former Chairman	-	(568,095)	568,095	-100.0%
Non-recurring professional fees	-	(619,832)	619,832	-100.0%

Net income (loss)	$ 541,903	$ (2,133,074)	$ 2,674,977	-125.4%

ADJUSTED EBITDA

  See information, above, regarding the relevance, calculation and use of adjusted EBITDA set forth in the comparison of the three month periods ended September 30, 2012 and 2011.

REVENUE

   Revenues decreased by $0.49 million or by1.20% primarily due to a reduction in commission revenue while advisory fees had slightly decreased compared to the prior period. The decline in commission revenue is attributed to lower trading volume resulting from investor’s cautious sentiment due to ongoing negative market conditions.  This decline in brokerage revenue was offset by an increase in our direct business.

  Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to contribute the majority of advisory services revenue. As mentioned in the three months ended analysis, A-MAP revenues declined offset by an increase in A-MAP FT.

  Other fee income increased for reasons consistent with details that were explained in the three months ended analysis.

  The decrease in other revenue, which consists of net marketing revenues and interest income, resulted primarily from an increase in marketing allowances from product sponsor programs reflecting an increase in sales volumes of  investment company products offset by a decrease in net marketing allowances for events.

EXPENSES

  Total expenses decreased by $3.57 million, or 8.20%, principally as a result of decreases in commissions and advisors fees paid to our representatives, compensation and benefits, and regulatory, legal and non-recurring professional fees.

  Commissions and advisory fees paid to our representatives represent a percentage of revenue of our broker-dealer; accordingly, much of the $0.59 million decrease in commissions and advisor fees payout reflects a corresponding decrease in revenue.  Our ratio of commission payout as compared to the total of representative-produced revenue increased as a result of forgivable loan amortization, advisory platform fees, and a reduction in trading volume.

The explanation for variances in the remaining operating expense categories was consistent with that of the three months ended discussion and analysis, except for technology and communication expenses where expenses declined as a result of replacing some of the service contracts with new vendors that offered better service and pricing arrangements.

  We had an income tax provision of $0.34 million for the six months ended September 30, 2012 as compared to $0.07 million income tax benefit for the prior period.

OPERATING AND NET INCOME

  The Company reported $0.88 million in operating income as compared to $2.21 million of operating loss for the prior period.  The Company’s net  income was  $0.54 million, or $0.08 per basic and diluted net income per share, compared to net loss of $2.13 million, or $0.32 basic and diluted net loss per share, for the prior period.

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

  As of September 30, 2012, cash and cash equivalents totaled $4.48 million as compared to $4.54 million as of March 31, 2012. Working capital as of September 30, 2012 was $5.43 million as compared to $4.16 million as of March 31, 2012. The ratio of current assets to current liabilities was 1.91 to 1 as of September 30, 2012, as compared to 1.61 to 1 as of March 31, 2012.

  Operations provided $1.25 million in cash for the current period, as compared to $0.24 million of operating cash provided in the prior period. When comparing the current period cash flow to the prior period cash flow   from operating activities the significant changes were from net income and from account balances held at our clearing firm.

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

  Net cash flows used in investing activities in the current period represent purchases in equipment. Net cash flows used in the prior period also represent purchases in equipment, along with the collection of principal payments on a note receivable, capitalization of software for internal use, and contributions on an executive life insurance policy.

  Cash flows for financing activities in the current period increased slightly when compared to the prior period as we paid $1.30 million and $0.94 million in loan payments to finance E&O insurance premiums, respectively, for the periods ended September 30, 2012 and 2011. The Company has a line of credit (“line”) with specific financial covenants with its financial institution.  This line was renewed and amended, effective April 19, 2012.  Although there were no borrowings,  the Company achieved the required operating results to meet those covenants as of September 30, 2012.

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

   As of September 30, 2012, ICC had net capital of $2.25 million (i.e., an excess of $2.00 million) as compared to net capital of approximately $1.43 million (i.e., an excess of $1.18 million) as of March 31, 2012.

Commitments and Contingencies

  We are obligated under a lease agreement covering office space, which expires on March 31, 2015. Options to renew for additional terms are included under the lease agreement.   The lease contains provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and condo association fees. The Company is currently attempting to resolve litigation with the lessor, specific to the tenancy at 230 Broadway Lynnfield, MA, as a result of property damages that are preventing occupancy and use of all leased space.

  The total minimum rental due in future periods under these existing agreements as of September 30, 2012 is as follows for the years ended March 31,

2013	$ 141,125
2014	276,354
2015	282,214
2016	24,000
2017	24,000
$ 747,692

  Total lease expense for office space approximated $0.06 and $0.09 million for the three months ended and $0.12 and $0.17 million for the six months ended September 30, 2012 and 2011, respectively.

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

  As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

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

ITEMS 2 – 5.

 None.

ITEM 6.  EXHIBITS

Exhibit

Number	Description	Location
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)	(8)(Exh. 10.2)
3.2	Employment Agreement with Timothy B. Murphy (3)	(8)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (3)	(8)(Exh. 10.3)
10.10	Registration Agreement with Theodore E. Charles et. al.	(9)(Exh. 10.1)
10.11	Agreement with Theodore E. Charles	(10)(Exh. 10.1)
10.12	Amended and Restated Equity and Cash Bonus Incentive Plan with Timothy B. Murphy and Kathleen L. Donnelly	(11) (Exh.10.12)
10.13	Amended and Restated Equity and Cash Bonus Incentive Plan with Timothy B. Murphy and Kathleen L. Donnelly (voluntarily declined)	(12) (Exh.10.12)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(1)

(1) Filed herewith.

(2) Incorporated by reference to the indicated exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2007.

(3) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

1

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

(11)  Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed November 01, 2011.

12) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed November 29, 2011.

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

Date: November 14, 2012

3