Form 10-Q
period 2012-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2013-02-13
CIK 1001871

Investors Capital Holdings, Ltd. Report on form 10-Q                                                                                                          Quarter Ended  December 31, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

_____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

Commission File Number: 333-43664

INVESTORS CAPITAL HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3284631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Six Kimball Lane, Suite 150

Lynnfield, Massachusetts01940

(Address of principal executive offices)

(781) 593-8565

(Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]          No [  ]

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]     No [  ]

  Indicate by check mark whether the registrant is a an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]          No [X]

  There were 6,677,863 shares outstanding of the issuer’s common stock, par value $.01 per share, as of February 7, 2013.

PART I

--------------------------------------------------------------------------------

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 4. CONTROLS AND PROCEDURES

PART II

--------------------------------------------------------------------------------

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS

SIGNATURES

2

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	December 31, 2012	March 31, 2012
Assets
Current Assets
Cash and cash equivalents	$4,551,387	$4,537,713
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	5,513,220	4,525,157
Loans receivable from registered representatives (current), net of allowance	753,451	654,560
Prepaid income taxes	156,596	137,658
Securities owned at fair value	237,068	235,454
Prepaid expenses	690,130	674,780
	12,076,852	10,940,322

Property and equipment, net	226,703	340,007

Long Term Assets
Loans receivable from registered representatives	945,539	1,002,621
Non-qualified deferred compensation investment	1,630,676	1,327,806
Cash surrender value life insurance policies	162,213	157,991
	2,738,428	2,488,418
Other Assets
Deferred tax asset, net	899,095	1,550,010
Other asset	22,392	-
Capitalized software, net	107,425	172,240
	1,028,912	1,722,250

TOTAL ASSETS	$16,070,895	$15,490,997

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$601,088	$820,540
Accrued expenses	1,426,013	1,408,324
Commissions payable	2,911,712	2,787,467
Notes payable	51,437	1,605,688
Unearned revenues	1,232,834	146,198
Securities sold, not yet purchased, at fair value	-	8,186
	6,223,084	6,776,403
Long-Term Liabilities
Non-qualified deferred compensation plan	1,762,177	1,458,169
	1,762,177	1,458,169

Total liabilities	7,985,261	8,234,572

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
6,681,748 issued and 6,677,863 outstanding at December 31, 2012
6,689,009 issued and 6,685,124 outstanding at March 31, 2012	66,816	66,890
Additional paid-in capital	12,579,379	12,425,713
Accumulated deficit	(4,530,426)	(5,206,043)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Total stockholders' equity	8,085,634	7,256,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,070,895	$15,490,997

See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	THREE MONTHS ENDED
	December 31,
	2012	2011
Revenue:
Commissions	$15,510,183	$14,404,727
Advisory fees	4,162,082	3,797,760
Other fee income	935,375	567,444
Other revenue	158,722	265,766
Total revenue	20,766,362	19,035,697

Expenses:
Commissions and advisory fees	16,125,987	14,751,775
Compensation and benefits	1,484,416	2,031,820
Regulatory, legal and professional services	1,378,066	721,595
Brokerage, clearing and exchange fees	385,100	471,905
Technology and communications	337,495	330,989
Marketing and promotion	188,808	170,547
Occupancy and equipment	170,539	203,488
Other administrative	409,092	354,725
Interest	3,588	10,527
Total operating expenses	20,483,091	19,047,371

Operating income (loss)	283,271	(11,674)
Provision (benefit) for income taxes	149,555	(440,160)

Net income	$133,716	$428,486

Basic net income per share	$0.02	$0.07

Diluted net income per share	$0.02	$0.06

Weighted average shares used in basic per share calculations	6,647,700	6,553,824

Weighted average shares used in diluted per share calculations	6,647,700	6,692,520

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	NINE MONTHS ENDED
	December 31,
	2012	2011
Revenue:
Commissions	$47,378,076	$46,979,821
Advisory fees	12,252,067	12,063,849
Other fee income	1,611,705	779,407
Other revenue	649,804	825,260
Total revenue	61,891,652	60,648,337

Expenses:
Commissions and advisory fees	48,862,794	48,077,932
Compensation and benefits	4,524,385	6,794,661
Regulatory, legal and professional services	3,231,325	3,006,836
Brokerage, clearing and exchange fees	1,087,898	1,496,876
Technology and communications	961,713	1,012,934
Marketing and promotion	661,505	815,300
Occupancy and equipment	534,839	652,167
Other administrative	847,870	982,372
Interest	17,390	27,468
Total operating expenses	60,729,719	62,866,546

Operating income (loss)	1,161,933	(2,218,209)

Provision (benefit) for income taxes	486,316	(513,621)

Net income (loss)	$675,617	$(1,704,588)

Basic and diluted net income (loss) per share	$0.10	$(0.26)

Weighted average shares used in basic per share calculations	6,628,389	6,548,194

Weighted average shares used in diluted per share calculations	6,628,389	6,548,194

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED DECEMBER  31, 2012 AND 2011 (UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$675,617	$(1,704,588)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	246,056	281,208
Change in valuation allowance on deferred tax asset	-	24,008
Deferred taxes	650,915	(538,975)
Stock-based compensation	121,256	102,355
Non-cash compensation for transfer of beneficial interest in life insurance to former chairman	-	568,095
Unrealized loss (gain) in marketable securities	16,252	854
Non-qualified deferred compensation investment	45,033	21,409
Market adjustment cash surrender value life insurance policy	(4,222)	4,896
Charge to commission expense (forgivable loans)	181,599	128,648
Allowance for bad debt expense	12,708	100,229
Change in operating assets and liabilities:
Accounts receivable	(988,063)	3,230,461
Prepaid expenses and other	(81,637)	635,930
Loans receivable from registered representatives	(236,116)	(429,143)
Income taxes	(18,938)	21,567
Accounts payable	(219,452)	(152,791)
Securities, net	(26,052)	(61,560)
Accrued expenses	17,689	(1,170,712)
Commissions payable	124,245	(653,047)
Unearned revenues	1,086,636	992,445
Net cash provided by operating activities	1,603,526	1,401,289

Cash flows from investing activities:
Acquisition of property and equipment	(67,937)	(71,952)
Cash surrender value life insurance policies	-	(36,443)
Payments on note receivable	-	101,214
Purchase of investments		(2,572)
Capitalized software	-	(98,242)
Net cash used in investing activities	(67,937)	(107,995)

Cash flows from financing activities:
Excess tax benefit related to stock awards	32,336	-
Payments on note payable	(1,554,251)	(1,404,512)
Net cash used in financing activities	(1,521,915)	(1,404,512)

Net decrease in cash and cash equivalents	13,674	(111,218)
Cash and cash equivalents, beginning of period	4,537,713	4,587,195

Cash and cash equivalents, end of period	$4,551,387	$4,475,977

Supplemental disclosures of cash flow information:
Interest paid	$14,569	$27,468
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

  The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three months and nine months period ended December  31, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statement presentation. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2012 filed with the SEC, for additional disclosures and a description of accounting policies.

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

Note 2 - Loans to Registered Representatives

  ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance and/or revenue targets.  Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $7,240 and $37,167, for the three months ended December  31, 2012 and 2011 and $181,599 and $128,648 for the nine months ended December  31, 2012 and 2011, respectively.

  Some loans to registered representatives are not subject to a forgiveness contingency.   These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid.

    Interest charged on these loans to representatives range from 3.00% to 9.00% annually.  Loans to registered representatives included in receivables from employees and registered representatives are as follows:

	December 31, 2012	March 31, 2012

Forgivable loans	$1,052,675	$1,057,497
Other loans	816,357	757,018
Less: allowance	(170,042)	(157,334)
Total loans	$1,698,990	$1,657,181

   Included in other loans is a loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010. This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter. The amount due on this receivable at December  31,  2012 and March 31, 2012 was $347,342 and $391,560, respectively.

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

   The Company has assessed the realizability of its deferred tax assets to determine whether or not an additional valuation allowance was required for some or all of its deferred tax assets.  The Company also considered its current period reporting results and compared these results to its quarterly projection.  Management feels confident it will achieve profitability and future taxable income; however, it has concluded that the sustained uncertainty in the global economy and its impact on the U.S. financial markets along with the ongoing legal risks and related defense costs inherent in the industry necessitated a valuation allowance in the amount of approximately $0.5 million as of March 31, 2012.  If future operations exceed current projections, management may conclude such valuation allowance is no longer needed.  Conversely, if future operating results do not meet current projections, it is possible that an additional valuation allowance may be needed in future periods. Currently, the Company has maintained its position on the $0.5 million valuation allowance which is netted against its deferred tax asset as of December  31, 2012.

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

  The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of December  31, 2012:

Fair Value Measurements on Recurring Basis
	Total	Level 1	Level 2	Level 3
Assets:
Securities owned at fair value
Mutual funds (1)	$234,756	$234,756	$-	$-
Asset backed securities	2,582	-	2,582	-
Total assets	$237,338	$234,756	$2,582	$-

(1)	Certain mutual funds with a fair value of $270 are included in the non-qualified deferred compensation investment in the condensed consolidated balance sheet.

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

NOTE 5 – Non-Qualified Deferred Compensation Plan

  Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this plan.  ICC is the NQ Plan’s sponsor.  The unfunded NQ Plan enables eligible ICC Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan.  The total amount of deferred compensation was $123,749 and $92,922 for the three months ended December  31, 2012 and 2011, respectively and 338,181 and $275,155 for the nine months ended December  31, 2012 and 2011, respectively.

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

  As of December  31, 2012 and March 31, 2012, the Company had accrued expenses of approximately $1,264,947 and $1,217,300, respectively, in legal fees and estimated probable settlement costs relating to the Company’s defense in various legal matters.  It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated and/or could exceed those accrued as of December  31, 2012.  Key components of the December  31, 2012 accrual included (i) estimated settlements and claims arising from alleged poor performance of certain real estate investments trusts (“REITs”) and oil and gas limited partnerships that have experienced financial difficulties during or in connection with the recent recession,  (ii) operating lease litigation, and (iii) regulatory assessments that exceeded our expectations.

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

Stock Awards

  Shares of stock granted under the Company’s equity incentive plans (the “Equity Plans”) as of December 31, 2012 have been either fully vested at the date of grant or subject to vesting over time periods varying from one to five years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability.  The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant.  Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.

  The following activity occurred during the three months ended December 31, 2012 and 2011:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at October 1, 2012	47,502	$4.33	1.95 years	$205,684
Granted	-	-		-
Less: vested	(7,805)	4.36		(34,030)
Less: canceled	(2,494)	4.32		(10,774)
Non-vested at December 31, 2012	37,203	$4.33	1.76 years	$161,089

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at October 1, 2011	22,692	$3.75	1.72 years	$85,095
Granted	44,401	4.90		217,565
Less: vested	(7,469)	3.92		(29,278)
Less: canceled	(132)	2.65		(350)
Non-vested at December 31, 2011	59,492	$4.59	2.45 years	$273,068

  The Company’s net income for the three months ended December 31, 2012 includes $0.01 million of compensation costs related to the Company’s grants of restricted stock to directors and $0.03 million for grants to independent representatives under the Plans. In the prior period, the Company’s net loss included $0.01 million in stock compensation to directors, and $0.02 million in compensation to independent representatives under the Equity Plans.

The following activity occurred during the nine months ended December 31, 2012 and 2011:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1, 2012	77,402	$4.41	2.54 years	$341,343
Granted	-	-		-
Less: vested	(32,929)	4.45		(146,534)
Less: canceled	(7,270)	4.69		(34,096)
Non-vested at December 31, 2012	37,203	$4.33	1.76 years	$161,089

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1, 2011	35,891	$3.72	1.91 years	$133,515
Granted	44,401	4.90		217,565
Less: vested	(19,810)	3.79		(75,080)
Less: canceled	(990)	3.11		(3,079)
Non-vested at December 31, 2011	59,492	$4.59	2.45 years	$273,068

  The Company’s net income for the nine months ended December 31, 2012 includes $0.03 million of compensation costs related to the Company’s grants of restricted stock to directors and $0.09 million for grants to independent representatives under the Plans. In the prior period, the Company’s net loss included $0.03 million of stock compensation to executives and employees, $0.01 million of stock compensation to directors, and $0.06 million in compensation to independent representatives under the Equity Plans.

Stock Option Grants

  The following table summarizes information regarding the Company's employee and director fixed stock options as of December 31, 2012 and, 2011:

Employee
	2012		2011
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	150,000	$1.00	150,000	$1.00
Granted	-		-
Canceled	-		-
Exercised	-		-
Outstanding at end of period	150,000	$1.00	150,000	$1.00

Options exercisable at period end	150,000		150,000

  The intrinsic value of the stock options was $390,000 at December 31, 2012 and $465,000 at December 31, 2011.

  The following table summarizes further information about employee and Directors' fixed stock options outstanding as of December 31, 2012:

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

  Segment reporting is as follows for the three months ended:

	December 31, 2012
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$16,471,237	$4,212,060	$(14,649)	$-	$20,668,647
Revenue from transaction with
other operating segments:	245,588	-	-	-	$245,588
Interest and dividend income, net	97,706	-	3	6	$97,715
Depreciation and amortization	80,872	1,167	-	-	$82,039
Income (loss) from operations	(226,066)	526,885	(17,554)	6	$283,271
Period end total assets	14,256,786	587,996	2,832,933	10,348	$17,688,063
Corporate items and eliminations	-	-	(1,617,168)	-	$(1,617,168)

	December 31, 2011
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$15,048,055	$3,844,355	$49,072	$-	$18,941,482
Revenue from transaction with
other operating segments:	330,458	-	-	-	$330,458
Interest and dividend income, net	93,392	-	806	17	$94,215
Depreciation and amortization	85,297	1,167	-	-	$86,464
Income (loss) from operations	(102,483)	310,946	(220,154)	17	$(11,674)
Period end total assets	13,447,727	740,937	1,813,364	10,323	$16,012,351
Corporate items and eliminations	-	-	(1,235,675)	-	$(1,235,675)

+

 Segment reporting is as follows for the nine months ended:

	December 31, 2012
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$49,270,354	$12,421,432	$(45,022)	$-	$61,646,764
Revenue from transaction with
other operating segments:	742,063	-	-	-	$742,063
Interest and dividend income, net	244,866	-	3	19	$244,888
Depreciation and amortization	244,889	1,167	-	-	$246,056
Income (loss) from operations	(233,098)	1,704,281	(309,269)	19	$1,161,933
Period end total assets	14,256,786	587,996	2,832,933	10,348	$17,688,063
Corporate items and eliminations	-	-	(1,617,168)	-	$(1,617,168)

	December 31, 2011
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$48,101,958	$12,218,242	$31,485	$-	$60,351,685
Revenue from transaction with
other operating segments:	962,921	-	-	-	$962,921
Interest and dividend income, net	293,880	-	2,739	33	$296,652
Depreciation and amortization	280,041	1,167	-	-	$281,208
Income (loss) from operations	(2,068,809)	1,325,765	(1,475,198)	33	$(2,218,209)
Period end total assets	13,447,727	740,937	1,813,364	10,323	$16,012,351
Corporate items and eliminations	-	-	(1,235,675)	-	$(1,235,675)

NOTE 9- SUBSEQUENT EVENTS

  On January 24, 2013, ICH closed on the purchase of a shell broker dealer and received FINRA approval for this new broker/dealer subsidiary, Advisor Direct Incorporated.

   The Company has evaluated subsequent events through the date the financial statements were available to be filed.  There were no material subsequent events requiring adjustment to or disclosure in these financial statements.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Management's Discussion and Analysis reviews our consolidated financial condition as of December  31, 2012 and March 31, 2012, the consolidated results of operations for the three months and nine months ended December  31, 2012 and 2011 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three months and nine months ended December  31, 2012, (ii) the “prior period” means the three months and nine months ended December  31, 2011, (iii) an increase or decrease compares the current period to the prior period, and (iv) non-comparative amounts refer to the current period.

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

Investment Advisory Services

  We provide investment advisory services, including asset allocation and portfolio rebalancing, with our various programs.  These services, for the most part, are conducted through our online brokerage platform. Other allocation services are performed directly by fund companies. ICA offers several advisory wrap programs that provide managed advisory accounts for our advisors’ clients, as follows:

A-MAP Suite of Advisory Wrap Programs- Rep-As-Portfolio Manager Program

ICA’s suite of A-MAP Program, including A-MAP, A-MAP AT, & A-MAP FT, enables the advisor to assist a client in creating a personalized investment portfolio. The advisor acts as the portfolio manager, with full investment discretion.

Fund Select Advisory Wrap Program- Rep-As-Portfolio Manager Program

Fund Select is an advisory program where the advisor creates and manages a customized portfolio constructed primarily of mutual funds.

F-MAP Advisory Wrap Program – Firm managed ETF and Mutual Fund Wrap Program

F-MAP program utilizes a model portfolio established ICA which creates, manages, rebalances, reallocates, and reports on portfolios that consist of but are not limited to: no-load or load-waived mutual funds, ETF's, and/or variable annuities.

S-MAP Advisory Wrap Program – Separate Account Wrap Program

S-MAP is an advisory program where ICA has entered into agreements with Sub-Advisors who are selected by the representatives to provide advisory services to their clients. The S-MAP portfolios are not managed by ICA; rather they are managed by the Sub-Advisor on a discretionary basis.

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

Asset Allocation

  Asset allocation services are made available through ICA. Our services include the design, selection and rebalancing of investment portfolios in several advisory wrap programs. We also provide tools, services and guidance that enable our representatives to provide these advisory services directly to their clients.

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

PRODUCTIVITY OF REPRESENTATIVES

  Management believes that improving the overall quality of our independent representatives is a key to achieving growth in revenues and earnings.  We believe that upgrading the business practices of our representatives not only grows revenue, but assists in limiting the cost of overhead functions and representative noncompliance.  We strive to continually improve the overall quality of our force of representatives by:

•	assisting representatives to improve their skills and practices,
•	recruiting productive and profitable representatives, and
•	terminating low quality representatives.

  A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period.  Data for the 12-months ended December 31, 2012 and 2011 are presented below:

	Twelve Months Ended		Change
	December 31, 2012	December 31, 2011	Dollar	Percentage
Rep-generated revenue:
Commission	$63,843,194	$65,164,622	$(1,321,428)	-2.0%
Advisory	16,146,716	16,016,335	130,381	0.8%
Other fee income	1,452,893	720,160	732,733	101.7%
	$81,442,803	$81,901,117	$(458,314)	-0.6%

Number of representatives	454	480	(26)	-5.4%

Average revenue per representative	$179,389	$170,627	$8,762	5.1%

  The consistency in the per capita rep-generated revenue is a direct result of recent recruitment of higher-producing representatives, and a focused practice management program offsetting subdued commission activity.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER  31, 2012 AND 2011

Results of Operations

	Three Months Ended December 31,		Change
	2012	2011	Dollar	Percentage
Revenues:
Commission	$ 15,510,183	$ 14,404,727	$ 1,105,456	7.7%
Advisory fees	4,162,082	3,797,760	364,322	9.6%
Other fee income	935,375	567,444	367,931	64.8%
Other income	158,722	265,766	(107,044)	-40.3%
Total revenue	20,766,362	19,035,697	1,730,665	9.1%

Expenses:
Commissions and advisory fees expense	16,125,987	14,751,775	1,374,212	9.3%
Compensation and benefits	1,484,416	2,031,820	(547,404)	-26.9%
Regulatory, legal and professional	1,378,066	721,595	656,471	91.0%
Brokerage, clearing and exchange fees	385,100	471,905	(86,805)	-18.4%
Technology and communications	337,495	330,989	6,506	2.0%
Marketing and promotion	188,808	170,547	18,261	10.7%
Occupancy and equipment	170,539	203,488	(32,949)	-16.2%
Other administrative	409,092	354,725	54,367	15.3%
Interest	3,588	10,527	(6,939)	-65.9%
Total expenses	20,483,091	19,047,371	1,435,720	7.5%

Operating income (loss)	283,271	(11,674)	294,945	-2526.5%
Provision (benefit) for income taxes	149,555	(440,160)	589,715	-134.0%

Net income	$ 133,716	$ 428,486	(294,770)	-68.8%

Adjusted EBITDA:	$ 399,251	$ 238,993	$ 160,258	67.1%

Adjustments to conform adjusted EBITDA to GAAP Net income:
Income tax provision(benefit)	(149,555)	440,160	(589,715)	-134.0%
Interest expense	(3,588)	(10,527)	6,939	-65.9%
Depreciation and amortization	(82,039)	(86,464)	4,425	-5.1%
Non-cash compensation	(30,353)	(19,858)	(10,495)	52.9%
Non-recurring professional fees	-	(133,818)	133,818	-100.0%

Net income	$ 133,716	$ 428,486	$ (294,770)	-68.8%

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

  Third quarter Adjusted EBITDA, was $0.40 million, an increase of 67.1% from  a  $0.24 million Adjusted EBITDA before interest, taxes, depreciation, amortization, non-recurring professional fees, and non-cash compensation in the comparative quarter. This increase is primarily due to the reduced operating income in the current period, as well as reduced non-recurring professional fees.

REVENUE

   Revenues increased by $1.73 million or by 9.1 % primarily due to an increase in top line revenue from both commissions and advisory fees, coupled with growth in other fee income.

   Revenues from commissions increased by 7.7% or by $1.11 million primarily as a result of commissions earned from brokerage transactions, specifically in listed securities. The increase in brokerage transactions can be reflected from an improved equity market and overall investor sentiment about the stock market.

   Our advisor managed program continues to contribute the majority of advisory fee revenue; however, revenues decreased in the A-MAP program. This decrease, along with a decrease in our F- MAP program revenues, was offset by an increase in revenues and assets under management in our A-MAP FT program,  another advisor managed program which includes a flat fee structure. These changes resulted largely from a transition of assets to a  program more suited for our representatives’ client needs.

  Other fee income increased primarily as a result of licensing and annual administrative fees. Also there was an increase from technology fees earned from our proprietary technology platform launched in March, 2012.

  The decrease in other revenue, which consists of net marketing revenues and interest income, resulted primarily from a decrease in marketing allowances for events.

EXPENSES

    Total expenses increased by $1.44 million, or 7.5%, principally as a result of an increase in commissions and advisory fees compensated to our independent representatives and from an increase in regulatory, legal and professional costs. Offsetting these increases was a decrease in compensation and benefits.

  Commissions and advisory fees paid to our representatives represent a percentage of revenue of our broker-dealer; accordingly, the ratio of commissions and advisor fees payout as a percentage of top line revenue in the current period was consistent with that of the prior period; however, because top line revenue increased there was a corresponding increase in commission payouts to our representatives.

 The increase in regulatory, legal and professional expenses was driven principally by an increase in legal settlements, and legal fees incurred to resolve a legal dispute with our Landlord, specific to our tenancy at 230 Broadway Lynnfield, MA. Offsetting this increase was a decrease in non-recurring professional fees related to our registration statement on Form S-3 and related matters all of which were completed in the prior period.

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

    The decrease in compensation and benefits is attributable to the cost management initiatives the Company implemented in January 2012, including salary reductions with a reduction in force, offset by one-time separation costs associated with former employees. Also, the final payment was made in August 2012 to our former Chairman satisfying the terms of a one-year post-retirement consulting agreement, whereas in the prior period quarter his consulting fees totaled $0.11 million.

       Costs for brokerage, clearing, and exchange fees declined in direct proportion to reduced trading volumes, as well as savings from the termination of a quarterly reporting service contract.

     Costs associated with occupancy and equipment decreased from the expiration of operating leases for locations in Miami and Topsfield, MA in the prior period. Other administrative expenses increased as a result of moving expenses incurred to relocate to our new headquarters, also in Lynnfield, MA and the related disposal of leasehold improvements.

  The other expense categories had minimal changes in comparing the current period to the prior period.

   We had an income tax provision of $0.15 million for the three months ended December  31, 2012 as compared to $0.44 million income tax benefit for the prior period. The income tax rates for the 2012 and 2011 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the permanent differences created by various accruals for each of the periods presented, particularly regulatory assessments, costs that were associated with our registration statement filing, and non-deductible executive compensation.

OPERATING AND NET INCOME

  Results of operations were positively impacted by both the growth in top line revenues and reduced operating costs.  Specifically, we managed our compensation costs as the Company reduced its operating expenses to realign with our profit margins. The Company reported $0.28 million in operating income as compared to $0.01 million of operating loss for the prior period.  The Company’s net income was $0.13 million, or $0.02 per basic and diluted net income per share, compared to net income of $0.43 million, or $0.07 basic and $0.06 diluted net loss per share, for the prior period.

    The Company’s net profit of $0.13 million was principally the result of decreased fixed, variable and discretionary operating costs.  The Company implemented specific expense reductions during the fourth quarter of last year to mitigate subdued trading activity while applying resources to bolster our recruiting and technology initiatives, all the while addressing on growing compliance requirements.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER  31, 2012 AND 2011

	Nine Months Ended December 31,		Change
	2012	2011	Dollar	Percentage
Revenues:
Commission	$ 47,378,076	$ 46,979,821	$ 398,255	0.8%
Advisory fees	12,252,067	12,063,849	188,218	1.6%
Other fee income	1,611,705	779,407	832,298	106.8%
Other income	649,804	825,260	(175,456)	-21.3%
Total revenue	61,891,652	60,648,337	1,243,315	2.1%

Expenses:
Commissions and advisory fees expense	48,862,794	48,077,932	784,862	1.6%
Compensation and benefits	4,524,385	6,794,661	(2,270,276)	-33.4%
Regulatory, legal and professional	3,231,325	3,006,836	224,489	7.5%
Brokerage, clearing and exchange fees	1,087,898	1,496,876	(408,978)	-27.3%
Technology and communications	961,713	1,012,934	(51,221)	-5.1%
Marketing and promotion	661,505	815,300	(153,795)	-18.9%
Occupancy and equipment	534,839	652,167	(117,328)	-18.0%
Other administrative	847,870	982,372	(134,502)	-13.7%
Interest	17,390	27,468	(10,078)	-36.7%
Total expenses	60,729,719	62,866,546	(2,136,827)	-3.4%

Operating income (loss)	1,161,933	(2,218,209)	3,380,142	-152.4%
Provision (benefit) for income taxes	486,316	(513,621)	999,937	-194.7%

Net income (loss)	$ 675,617	$ (1,704,588)	2,380,205	-139.6%

Adjusted EBITDA:	$ 1,546,635	$ (500,003)	$ 2,046,638	-409.3%

Adjustments to conform adjusted EBITDA to GAAP Net income (loss):
Income tax provision	(486,316)	513,621	(999,937)	-194.7%
Interest expense	(17,390)	(27,468)	10,078	-36.7%
Depreciation and amortization	(246,056)	(281,208)	35,152	-12.5%
Non-cash compensation	(121,256)	(87,785)	(33,471)	38.1%
Non-cash compensation for transfer of beneficial interest to former Chairman	-	(568,095)	568,095	-100.0%
Non-recurring professional fees	-	(753,650)	753,650	-100.0%

Net income (loss)	$ 675,617	$ (1,704,588)	$ 2,380,205	-139.6%

ADJUSTED EBITDA

  See information, above, regarding the relevance, calculation and use of adjusted EBITDA set forth in the comparison of the three month periods ended December 31, 2012 and 2011.

REVENUE

   Revenues increased by $1.24 million or by a modest 2.1% primarily due to an increase in top line revenues and from other fee income. The Company has seen the securities market rebound in the current period as reflected in the three months ended analysis.  In addition, the Company was actively involved in retaining and recruiting its representatives as their average revenue production increased in comparing the current period to the prior period.

    Explanations for changes in advisory fees and other fee income are consistent with that of the three months ended analysis.

     The decrease in other revenue, which consists of net marketing revenues and interest income, resulted primarily from a decrease in net marketing allowances for annual events.  Lastly, we attribute reduced interest income to the current low interest rate environment.

EXPENSES

  Total expenses decreased by $2.14 million, or 3.4%, principally as a result of compensation costs and related benefits provided to a reduced headcount, as discussed in the three months ended analysis. This decrease was offset by increases in non-recurring legal and professional fees, greater commissions and advisory fees paid to our representatives in sync with revenue growth,  and expanded offerings in our internally developed CapitalCONNECT technology platform and related practice management programs.

   Commissions and advisory fees paid to our representatives increased in proportion with revenue growth in Commissions and Advisory fees. The payout ratio also increased when comparing reporting results of the prior nine month period which in turn negatively impacted our profit margin.    The increased payout ratio can be attributed to forgivable loan amortization and a reduction in our net retention on platform fees.

 The increase in regulatory, legal and professional, the decrease in brokerage, clearing and exchange fees as well as in occupancy and equipment, were consistent with details explained in the three months ended analysis.

  Marketing and promotion expenses declined as the Company focused efforts on direct mail campaigns and reduced its branding and advertising spend in various financial services publications.

  Other administrative expenses declined primarily from reduced directors and officers insurance policy premiums, which increased in the prior period in conjunction with the registration statement on Form S-3, and in bad debt expense as we wrote off $0.10 million in loans to representatives in the prior period versus $0.01 million in the current period. Offsetting these decreases were increases in other administrative expenses resulting from moving expenses incurred to relocate to our new headquarters, also in Lynnfield, MA and the related disposal of leasehold improvements.

  We had an income tax provision of $0.49 million for the nine months ended December  31, 2012 as compared to $0.51 million income tax benefit for the prior period.

OPERATING AND NET INCOME

  The Company reported $1.16 million in operating income as compared to $2.22 million of operating loss for the prior period.  The Company’s net  income was  $0.68 million, or $0.10 per basic and diluted net income per share, compared to net loss of $1.70 million, or $0.26 basic and diluted net loss per share, for the prior period.

  The Company had reduced expenses in the majority of its expense categories and at the same time representative producing  revenues increased. Thus, the Company had achieved operating income of $1.16 million versus a $2.22 million operating loss in the prior period, a 152% turnaround. The Company will continue to focus on organic and recruited growth in productivity through continued integration of technology and practice management programs.

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

  As of December 31, 2012, cash and cash equivalents totaled $4.55 million as compared to $4.54 million as of March 31, 2012. Working capital as of December  31, 2012 was $5.85 million as compared to $4.16 million as of March 31, 2012. The ratio of current assets to current liabilities was 1.94 to 1 as of December  31, 2012, as compared to 1.61 to 1 as of March 31, 2012.

  Operations provided $1.60 million in cash for the current period, as compared to $1.40 million of operating cash provided in the prior period. When comparing the current period cash flow to the prior period cash flow from operating activities the significant changes were from net income,  from account balances held at our clearing firm, and from deferred income taxes due to the increase in the net operating loss in the prior period.

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

  Net cash flows used in investing activities in the current period represent purchases in equipment. Net cash flows used in the prior period also represent purchases in equipment, along with the collection of principal payments on a note receivable, capitalization of software for internal use, and contributions on an executive life insurance policy. Cash flows used in the current period from investing activities were fairly consistent with that of the prior period.

  Cash flows for financing activities in the current period increased slightly when compared to the prior period as we paid $1.55 million and $1.40 million in loan payments to finance E&O insurance premiums, respectively, for the periods ended December  31, 2012 and 2011. The Company has a line of credit (“line”) with specific financial covenants with its financial institution.  This line was renewed and amended, effective April 19, 2012.  Although there were no borrowings,  the Company achieved the required operating results to meet those covenants as of December  31, 2012.

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

   As of December  31, 2012, ICC had net capital of $2.56 million (i.e., an excess of $2.31 million) as compared to net capital of approximately $1.43 million (i.e., an excess of $1.18 million) as of March 31, 2012.

Commitments and Contingencies

  We are currently obligated under a lease agreement covering office space, which expires on March 31, 2015.   The lease contains provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and condo association fees. The Company is currently attempting to resolve litigation with the lessor of this space, specific to the tenancy at 230 Broadway Lynnfield, MA, as a result of property damages that are preventing occupancy and use of all leased space.

  Due to that litigation, on October 19, 2012 the Company entered into a lease for 14,045 square feet and began occupying that space on December 1, 2012.  This lease, which is for a term of sixteen months, expires March 31, 2014.

  The total minimum rental due in future periods under these existing agreements as of December  31, 2012 is as follows for the years ended March 31,

2013	$ 132,859
2014	534,602
2015	282,214
2016	24,000
2017	24,000
$ 997,674

  Total lease expense for office space approximated $0.06 and $0.08 million for the three months ended and $0.18 and $0.25 million for the nine months ended December  31, 2012 and 2011, respectively.

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

  As of December  31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

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

ITEMS 2 – 5.

 None.

ITEM 6.  EXHIBITS

Exhibit

Number	Description	Location
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)	(8)(Exh. 10.2)
3.2	Employment Agreement with Timothy B. Murphy (3)	(8)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (3)	(8)(Exh. 10.3)
10.10	Registration Agreement with Theodore E. Charles et. al.	(9)(Exh. 10.1)
10.11	Agreement with Theodore E. Charles	(10)(Exh. 10.1)
10.12	Amended and Restated Equity and Cash Bonus Incentive Plan with Timothy B. Murphy and Kathleen L. Donnelly	(11) (Exh.10.12)
10.13	Amended and Restated Equity and Cash Bonus Incentive Plan with Timothy B. Murphy and Kathleen L. Donnelly (voluntarily declined)	(12) (Exh.10.12)
31.1	Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350	(1)
99.1	Earnings Press Release	(13)(Exh.99.1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(1)

(1) Filed herewith.

1

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

13)  Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed February 8, 2013.

  Any exhibit not included with this Form 10-Q when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $0.25 per page plus postage. Such requests should be directed to Rebecca Hice, Assistant Corporate Secretary, Investors Capital Holdings, Ltd., 6 Kimball Lane, Suite 150, Lynnfield, MA 01940-2320.

2

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD.

By: /s/ Kathleen L. Donnelly

Chief Accounting Officer

(Duly authorized officer)

Date: February 13, 2013

3