Form 10-K
period 2013-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2013-06-20
CIK 1001871

        INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K                                                  Fiscal Year Ended March 31, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED

MARCH 31, 2013

COMMISSION FILE NO. 333-43664

INVESTORS CAPITAL HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3284631 (I.R.S.Employer Identification No.)

Six Kimball Lane, Suite 150

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K                                                  Fiscal Year Ended March 31, 2013

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

Large accelerated filer  ☐                                                                                    Accelerated filer  ☐

Non-accelerated filer  ☐                                                                                    Smaller reporting company  ☒

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐ No ☒

  The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $23,538,872.

  As of June 12, 2013, there were 7,101,427 shares outstanding of the $0.01 par value per share Common Stock of the registrant.

  Document incorporated by reference:  Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

The Company

Investors Capital Holdings, Ltd. and its wholly-owned subsidiaries are often referred to in this report, both individually and collectively, as the "Company" or with terms such as "we", "us", "our" and the like. When being referred to individually without reference to the other components of the Company, Investors Capital Holdings, Ltd. and its wholly-owned subsidiaries, Investors Capital Corporation, ICC Insurance Agency, Inc., Advisor Direct, Inc., and Investors Capital Holdings Securities Corporation, are often referred to in this report as "ICH", "ICC", “ICC Insurance”, “AD” and “ICH Securities”, respectively.

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

Financial information pertaining to the Company for the fiscal years ended March 31, 2013 and 2012 is included in Part II of this document including, without limitation, financial statements and supplementary data in Item 8 thereof.  See Part II, Item 8, Footnote 15 – “Segment Information” for information concerning each of the segments of the Company’s business with respect to the fiscal years ended March 31, 2013 and 2012, including revenues from external customers, a measure of profit or loss, and total assets.

Broker-Dealer Services

Investors Capital Corporation

ICC is registered as a securities broker-dealer with the Financial Industry Regulatory Authority ("FINRA"), the SEC, the Municipal Securities Rule Making Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"). Headquartered in Lynnfield, Massachusetts, the wholly-owned subsidiary of ICH also is duly registered and doing business as a broker-dealer in all 50 states, the Commonwealth of Puerto Rico and the District of Columbia. ICC provides multiple investment products and provides support, technology and back-office services to a network of producing (non-staff) independent registered representatives, of which there were 440 at March 31, 2013.  Broker-dealer commissions and investment advisory fees generated by ICC's registered representatives represented the bulk of the Company's total revenues for the fiscal year ended March 31, 2013.

Advisor Direct

   On January 24, 2013 ICH acquired a shell broker-dealer and received FINRA approval for this new broker/dealer subsidiary, Advisor Direct, Incorporated.  AD is a Broker-Dealer registered with the SEC and is a member of FINRA. AD operates as a (k)(1) Broker-Dealer where principal transactions are limited to mutual funds and/or variable annuities only and has a minimum net capital of $5,000. AD had no principal transactions since the acquisition date and it remains a shell broker-dealer.

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

  Technology Resources. Our technology offerings, including a  client and enterprise website, enable our representatives and/or their clients to perform many tasks on-line, including:

•	Opening of new accounts
•	Monitoring of existing accounts
•	Updating of client accounts
•	Initiating and executing trading activities
•	Viewing and downloading commission data
•	Locating and researching financial products
•	Downloading client data
•	e-Delivery of statements and confirmations
•	Researching reports or inquiries on companies, securities and other financial topics

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

  Clearing.  We have a fully disclosed clearing agreement with Pershing LLC, a subsidiary of Bank of New York Mellon, on a fee-for-service basis to provide orderly processing and clearing of most of our brokerage securities transactions.  Services provided by Pershing include billing and credit extension, as well as control, receipt, custody and delivery of customer securities and funds.

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

A-MAP Suite of Advisory Wrap Programs- Rep-As-Portfolio Manager Program

ICA’s suite of A-MAP Program, including A-MAP, A-MAP AT, & A-MAP FT, enables the advisor to assist a client in creating a personalized investment portfolio. The advisor acts as the portfolio manager, with full investment discretion. A-MAP and A-MAP AT are programs where a platform fee is charged by ICA for its services as a registered investment advisor (“RIA”). A-MAP- FT is a program where ICA charges a flat fee in lieu of a platform fee for its services as an RIA.

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

Investment Advisor Representatives

  Each of our investment advisor representatives must satisfy licensing requirements of the states in which they operate prior to providing investment advisory services.  As of March 31, 2013, 339 independent investment advisor representatives registered with the various state securities departments were affiliated with ICA,  which is consistent with the year earlier.

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

Our Strategy

  Key elements of our strategy to achieve our corporate objectives include:

•

Attract, recurit and retain high quality financial professionals.  Our business model stresses recruitment and retention of capable, experienced independent financial professionals possessing the professional qualifications, knowledge and judgment to provide superior broker-dealer and investment advisory services to their customers.  Our recruitment efforts are supported by advertising, targeted direct mail and telemarketing.

•

Provide technologically innovative solutions to independent financial advisors. We continue to pursue additional technologies to service the rapidly evolving financial services industry. We believe that it is vital for our independent financial advisors utilize state of the art technology to effectively facilitate their business activity.  With an on-going commitment to provide highly capable technology platform, we believe our independent advisors can leverage these tools to drive efficiency and economies of scale.

•

Provide value-added services to our clients. We provide our clients with access to a pool of well-trained representatives, access to up-to-date market and other financial information, and direct access to our trade desk that is online with various stock exchanges and institutional buyers and sellers. We have focused initiatives on education, compliance and product support, as well as practice management programs to assist an advisor in their efforts to growth their business’ production.  Also, we assist our representatives in developing personalized Internet web sites to provide their clients with a secure and private interface directly to our proprietary client web site.

•

Grow recurring revenues.  We recognize the trend toward increased investment advisory business and are focused on building our fee based investment advisory business when it serves the interests of our clients. We define recurring revenue to include our advisory fees, trailing commissions and certain other fees.  The advisory fees are the largest component and not dependent upon transaction volumes.  While advisory accounts generate substantially lower first year revenue than most commission products, the recurring nature of advisory fees provides stability and a foundation for accelerating future revenue growth.

•

Increase brand awareness. We strive to increase our brand recognition to attract new clients and representatives by building market awareness, educating the investing public and maintaining customer loyalty through direct marketing, advertising through our marketing department, use of our web site, various public relations programs, web and live seminars, and/or advertising media such as print, radio and television.

•

Expand our product and service offering through strategic relationships. We continue to pursue business alliances to increase trading volume, capitalize on cross-selling opportunities, create additional markets for our asset management programs,  mutual fund sales and fixed insurance products, take advantage of emerging market trends, create operational efficiencies and further enhance our name recognition.

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

Employees

  As of March 31, 2013, we had 59 full-time employees, the majority of whom are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements on an as-needed basis to assist with various aspects of our business.

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

  Our website address is http://www.investorscapital.com. We make available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.  All such documents are also available in print at no charge to any shareholder who requests them in writing to Robert Foney, Manager Corporate Communications, Six Kimball Lane, Lynnfield, MA 01940.

Executive Officers Of The COMPANY

  The following sets forth, as of June 17,  2013, certain information with respect to each of the executive officers of ICH:

  Timothy B. Murphy,  age 48, has served as a director of the Company since July 1995.  A founder of the Company, Mr. Murphy has served as President and Chief Executive Officer since August 2009.   He served as Executive Vice President and Chief Financial Officer of the Company from its inception until August and December 2009, respectively, and as President of ICC since its inception. He entered the securities industry in 1991 as an operations manager in the Boston regional office of Clayton Securities. By 1994, he was serving as compliance officer of BayBanks Brokerage and a vice president of G.R. Stuart & Company, another brokerage firm. Mr. Murphy holds various securities licenses including series 4, 7, 24, 27, 53, 63 and 65.

  Kathleen L. Donnelly,  age 41, was promoted to Chief Financial Officer of the Company effective January 1, 2009 and serves as its principal financial officer.  Prior to this appointment, Ms. Donnelly was employed by ICC as Corporate Accountant where she managed the Company’s Sarbanes-Oxley compliance readiness program and provided internal budgeting and financial analysis services.  From 1997 through 2006, she was an Audit Manager with UHY LLP (formerly Brown & Brown, LLP), the Company’s independent public accountants prior to the appointment of Marcum, LLP.  Ms. Donnelly is a Certified Public Accountant.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  Properties.

  Our principal executive offices are located within a 14,045 square foot facility at Six Kimball Lane, Lynnfield, MA. The Company relocated its offices on December 1, 2012 and has subsequently resolved litigation with its prior lessor and landlord, specific to the leased tenancy at 230 Broadway Lynnfield, MA.

  On October 19, 2012 the Company entered into a lease at Six Kimball Lane, also in Lynnfield, MA.  This lease, which is for a term of sixteen months, expires March 31, 2014.  The rent expense for the 230 Broadway Lynnfield, MA location during the fiscal year ended March 31, 2013 was $156,493 and for the Six Kimball Lane property was $84,270.

  We believe that our existing property is adequate for current operating requirements of our business; however additional space will be needed as staffing increases.

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

 The Company maintains Errors and Omissions (“E&O”) insurance to protect itself from potential damages and/or legal costs associated with certain litigation and arbitration proceedings and, as a result, in the majority of cases, the Company’s exposure is limited to $100,000 or $1,000,000 aggregate   (effective January 2013 for only certain alternative investment products related to defense costs and indemnities) in any one case, subject to policy limitations and exclusions. Thereafter the $1,000,000 aggregate threshold, the Company’s exposure on these same investments is limited to $150,000 and a 10 percent coinsurance. For all other investment products, the Company’s exposure is $100,000 per claim.

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

ITEM 4.       [REMOVED AND RESERVED]

PART II

ITEM 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

  ICH's common stock has been trading on NYSE AMEX / Alternext US (“Amex”) (formerly, The American Stock Exchange) under the symbol "ICH" since February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of June 12, 2013, there were 7,101,427 shares outstanding and 245 registered holders thereof.

  The following table presents the high and low closing prices for the common stock of ICH on the Amex for the periods indicated:

	High	Low
Fiscal Year Ended March 31, 2013:
January 1, 2013 through March 31, 2013	$4.01	$3.46
October 1, 2012 through December 31, 2012	$4.25	$3.50
July 1, 2012 through September 30, 2012	$4.24	$3.76
April 1, 2012 through June 30, 2012	$4.25	$4.00

Fiscal Year Ended March 31, 2012:
January 1, 2012 through March 31, 2012	$4.25	$3.57
October 1, 2011 through December 31, 2011	$5.05	$3.80
July 1, 2011 through September 30, 2011	$6.39	$4.78
April 1, 2011 through June 30, 2011	$6.48	$5.09

Cash Dividends

  The Company did not pay any dividends on its common stock during the fiscal years ended March 31, 2013 and 2012.

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

Securities Authorized for Issuance Under Compensation Plans

  The following table presents information as of March 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

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

  See “Footnote 19 –  Benefit Plans” to the Company’s Financial Statements, contained in Part II, Item 8 of this Form 10-K, for a description of the material features of each compensation plan under which equity securities of the Company’s are authorized for issuance that was adopted without the approval of security holders.

recent sales of unregistered securities

  None.

ITEM 6.  selected financial data.

  Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's discussion and analysis reviews our consolidated financial condition as of March 31, 2013 and 2012, the consolidated results of operations for the years ended March 31, 2013 and 2012 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the accompanying consolidated financial statements and related notes.  Unless context requires otherwise, as used in this Management's Discussion and Analysis (i) the "current period" means the fiscal year ended March 31, 2013, (ii) the "prior period" means the fiscal year ended March 31, 2012, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

Investment Advisory Services

  We provide investment advisory services, including asset allocation and portfolio rebalancing, for our representative’s customers through ICA.  We offer various accounts, some of which are managed by our financial advisors, and other that are managed by third parties.  The advisor managed accounts offers various account structures, including fee-based and “wrap fee” accounts.  For financial advisors who prefer not to act as portfolio manager, third party management options are available.  The type of portfolios may include separately managed accounts, mutual funds and other model portfolios.

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

Regulatory and Legal Risk

  Regulatory and legal risk includes  non-compliance with applicable legal and regulatory requirements and the risk of customer claims that could result in adverse judgments against us. We are subject to extensive regulation in the various jurisdictions in which we operate.  We maintain procedures to address issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer information and funds, the granting of credit, collection activities, money-laundering and record keeping.  However, compliance procedures, no matter how stringent and comprehensive, can only limit, but not completely prevent, the institution of regulatory and legal proceedings, the institution, outcomes and consequences of which often cannot be reasonably foreseen or quantified in advance.

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

Productivity

  A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a 12-month period.  Data for the 12-month periods ended March 31, 2013 and 2012 are presented below:

	Year Ended		Change
	March 31, 2013	March 31, 2012	Dollar	Percentage
Rep-generated revenue:
Commission	$65,577,806	$63,444,938	$2,132,868	3.4%
Advisory	16,409,330	15,958,497	450,833	2.8%
Other fee income	1,701,482	620,595	1,080,887	174.2%
	$83,688,618	$80,024,030	$3,664,588	4.6%

Number of representatives	440	455	(15)	-3.3%
Average revenue per representative	$190,201	$175,877	$14,324	8.1%

  We believe that the 8.1% increase in per capita rep-generated revenue reflects recruitment of established, higher producing representatives, offsetting retired or terminated lower producing representatives. The Company is focused on driving revenue growth through both recruitment and organic growth in productivity from our existing representative base.

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

Comparison of Fiscal Years Ended March 31, 2013 and 2012

  The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

	Year Ended March 31,		Change
	2013	2012	Dollar	Percentage
Revenues:
Commission	$ 65,577,806	$ 63,444,938	$ 2,132,868	3.4%
Advisory fees	16,409,330	15,958,497	450,833	2.8%
Other fee income	1,701,482	620,595	1,080,887	174.2%
Other income	1,196,772	1,016,732	180,040	17.7%
Total revenue	84,885,390	81,040,762	3,844,628	4.7%

Expenses:
Commissions and advisory fees expense	67,378,564	64,775,584	2,602,980	4.0%
Compensation and benefits	6,535,007	8,744,917	(2,209,910)	-25.3%
Regulatory, legal and professional	4,833,915	3,979,808	854,107	21.5%
Brokerage, clearing and exchange fees	1,404,075	1,790,263	(386,188)	-21.6%
Technology and communications	1,300,652	1,335,373	(34,721)	-2.6%
Advertising, marketing and promotion	917,181	956,234	(39,053)	-4.1%
Occupancy and equipment	694,326	864,431	(170,105)	-19.7%
Other administrative	1,204,994	1,219,856	(14,862)	-1.2%
Interest	30,668	37,361	(6,693)	-17.9%
Total expenses	84,299,382	83,703,827	595,555	0.7%

Operating income (loss)	586,008	(2,663,065)	3,249,073	-122.0%
Income tax provision (benefit) for income taxes	219,716	(331,236)	550,952	-166.3%
Net income (loss)	366,292	(2,331,829)	2,698,121	-115.7%

Adjusted EBITDA:	1,110,687	(776,780)	1,887,467	-243.0%

Adjustments to conform adjusted EBITDA to GAAP Net income (loss):
Income tax (provision) benefit	(219,716)	331,236	(550,952)	-166.3%
Interest expense	(30,668)	(37,361)	6,693	-17.9%
Depreciation and amortization	(321,231)	(380,139)	58,908	-15.5%
Non-cash compensation	(172,780)	(147,040)	(25,740)	17.5%
Non-cash compensation for transfer of beneficial interest to former chairman	-	(568,095)	568,095	-100.0%
Non-recurring professional fees	-	(753,650)	753,650	-100.0%
Net income (loss)	$ 366,292	$ (2,331,829)	$ 2,698,121	-115.7%

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

  Our EBITDA, as adjusted, increased by $1.9 million in 2013 compared to 2012 as a result of an increase in net income in 2013 as compared to a net loss in 2012.

Revenues

  Revenues increased by 4.7% or by $3.8 million, showing growth in all segments.  Commission’s revenue increased by $2.1 million or 3.4% and advisory fees increased by 2.8% reflecting successful recruitment of higher-producing representatives.   Top line revenues also benefited from improved financial markets which attributed to an increase in recurring revenues, and revenue earned from sales of mutual funds, variable annuities, and direct participation programs.

	Year Ended
	March 31,		Dollar	Percentage
	2013	2012	Change	change
Commission Revenue:
Variable Annuities	$ 27,533,780	$ 27,391,570	$ 142,210	0.5%
Brokerage(1)	25,468,471	25,448,132	20,339	0.1%
Direct Mutual Funds Sales	6,810,797	6,199,413	611,384	9.9%
Direct Participation Programs	5,731,812	4,349,839	1,381,973	31.8%
Other	32,946	55,984	(23,038)	-41.2%
Total Commission Revenue	$ 65,577,806	$ 63,444,938	$ 2,132,868	3.4%

1. Revenue designated as Brokerage includes revenue from mutual funds sold through our trading platform.

  Revenues from advisory fees increased due to asset values growth, complimented by an increase in investment contributions in a continued shift by our existing representatives for more advisory business.  Our advisor-directed managed assets program, A-MAP, where investment advisory services are provided directly by our independent representatives, continues to be the largest portion of our advisory services revenue.  Our advisor managed program continues to contribute the majority of advisory fee revenue; however, revenues decreased in the A-MAP program. This decrease, along with a decrease in our F- MAP program revenues, was offset by an increase in revenues and assets under management in our A-MAP FT program, another advisor managed program which is provided for a flat fee rate. We expect advisory revenues to increase in the near term due to newly-added assets from new representatives, as well as shift by existing representatives to advisory services.

  The Company continues to commit resources to bolster growth in this revenue segment. The Company is targeting its recruiting to attract new advisors, as well as enhancing practice management offerings so all advisors grow their business. Strategic marketing efforts consistent with the firm’s goal of determinedly growing its revenues through recruiting and organically through enhanced business development, will be implemented to further differentiate us within the independent broker dealer channel.

  Other fee income increased as a result from fees for renewals, errors and omissions, and technology fees.

  The increase in other revenue, which consists of net marketing revenues and interest income, resulted primarily from the rise in marketing allowances earned from product sponsor programs. The increase stems from the growth in sales volumes of sponsored investment products.

Expenses

 Total expenses increased slightly mostly as a result of increases in commissions and advisory fees paid to our representatives and regulatory, legal and professional fees. Offsetting these increases was decreases in compensation and benefits, brokerage and commissions, and occupancy and equipment.

  Commissions and advisory fees paid to our representatives are directly linked to revenues generated by our representatives and the payouts are tied to their productivity levels.  Accordingly, much of the $2.6 million or 4.02%

increase in commissions and advisory fees reflects the corresponding increase in commission and advisory fee revenue. The percentage payout to our representatives increased by 0.06% as compared to last year’s payout percentage.

  Regulatory, legal and professional expenses increased primarily as a result of a $1.6 million increase in legal fees and settlements, of which $0.3 million was related to defense costs for the property lease litigation with our former Chairman. Offsetting this increase, was a $0.8 million decrease in professional and legal fees related to the filing of an S-3 registration in 2012 for the sale of ICH shares held by our former Chairman and majority stockholder from the prior year.

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

  The decrease in compensation and benefits is attributable to the cost management initiatives the Company implemented in January 2012, including salary reductions with a reduction in force, offset by one-time separation costs associated with former employees, increased health benefit costs as well as an annual incentive plan bonus paid of $0.5 million to employees. In addition, the final payment was made in August 2012 to our former Chairman satisfying the terms of a one-year post-retirement consulting agreement, whereas in the prior period his salary and portion of consulting fees totaled $0.4 million. Also, in the prior period and as part of the terms of his retirement agreement, was $0.6 million non-cash compensation to the former Chairman resulting from a transfer of the cash surrender value of a life insurance policy.

  Costs for brokerage, clearing, and exchange fees declined in savings from the termination of a quarterly reporting service contract.

 Costs associated with occupancy and equipment decreased from the expiration of operating leases for locations in Miami and Topsfield, MA in the prior period, offset by an increase in leasehold improvement disposals and furniture, equipment and leasehold improvements required as part of the relocation of our home office at Six Kimball Lane, Lynnfield, MA.

OPERATING AND NET INCOME

 The Company reported $0.6 million in operating income as compared to $2.7 million in operating loss for the prior period. The Company’s net income totaled $0.4 million, or $0.06 per basic and diluted net loss per share, compared to a net loss totaled $2.3 million, or $0.36 per basic and diluted net loss per share for the prior period.

  The Company’s current period improved performance and profitability can be attributed to rebounding market that impacted recurring revenues, retention and growth of our experienced representatives in addition to an increase in other fee income offset by the decrease in controllable expenses, like compensation; however, the Company needs to remain competitive in an increasing regulatory environment by retaining and growing the number of representatives. The increase in the costs to recruit, transition loans, waive fees, and advertise, induced the Company to close a two million dollar subordinated loan agreement to be used for recruitment purposes. Also the Company is well aware of decreasing margins to remain competitive in the recruitment of advisors and the increase administrative costs to support the quality customer service to the representative.

 In an ever changing financial service sector the Company remains optimistic that it will achieve the required growth needed to offset the increase in legal fees and settlement costs that continue to negatively impact the results of operations. The Company will remain focused on the retention of its representative force with enhanced technology, practice management initiatives, compliance education, and quality customer service. In addition, the Company will begin their new fiscal year with its goal of aggressively recruiting new representatives to the firm and at the same time retaining and improving the business of its existing representatives.

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

  As of March 31, 2013, cash and cash equivalents totaled $6.6 million as compared to $4.5 million as of March 31, 2012. Working capital as of March 31, 2013 was $7.5 million as compared to $4.2 million as of March 31, 2012. The ratio of current assets to current liabilities was 1.92 to 1 as of March 31, 2013 as compared to 1.61 to 1 as of March 31, 2012.

  Cash provided by operating activities provided $2.5 million in cash for the year ended March 31, 2013 as compared to $1.8 million of cash provided for the year ended March 31, 2012.

  In comparing cash flow from operating activities for fiscal year ended March 31, 2013 to fiscal year ended March 31, 2012, cash flows increased by $0.7 million largely due to the Company’s current period profits as compared to a net loss in the prior period, offset by a change in accounts receivable accounts held at our clearing firm. In addition, there were changes in liabilities in accounts payable, commissions payable, and accrued legal expenses that increased operating cash from operating activities.

  Cash provided by investing activities during the current period primarily consisted of $0.2 million used in the acquisition of property and equipment whereas in the prior period there was the collection on a note receivable which provided an increase to cash flows of $0.6 million.

  Financing activities provided $2.0 million due to the subordinated loan agreement with its clearing firm in the current period, offset by principal payments on a short-term note obligation to finance insurance premiums. Cash used for this purpose in both the current and prior periods was $2.3 million and $2.2 million, respectively, for the years ended March 31, 2013 and 2012.

  The Company’s ability to generate positive cash flows will depend on its future results of operations.   The Company is continuously striving to mitigate operational and legal risks in a stringent regulatory environment along with aiming to increase its market share through its retention and recruiting efforts. The Company is also motivated in keeping its controllable expenses in line with its revenue base by means of operational efficiency.

The Company did not experience  the non-recurring expenses it incurred in the prior year related to the S-3 registration and other costs in facilitating the retirement of the former Chairman of the Board which negatively impacted the Company’s ability to generate positive cash flow in the prior year; however, management believes that the Company will achieve its market share and revenue growth goals that will help generate the needed capital resources from its core operations in the near future.

REGULATORY NET CAPITAL

   ICC is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires our broker-dealer subsidiary to maintain minimum net capital.  As of March 31, 2013, ICC computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances. Repayment or prepayment of subordinated debt, if any, and withdrawal of equity from retiring partners or officers is subject to net capital not falling below 5% of aggregate debits or 120% of minimum net capital requirement.

As of March 31, 2013, ICC had net capital of $4.43 million (i.e., an excess of $4.18 million) as compared to net capital of approximately $1.43 million (i.e., an excess of $1.18 million)  as of March 31, 2012. The increase in net capital primarily was due to profitability as well as subordinated debt.

ITEM 8.  Financial Statements And Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries

Lynnfield, MA

We have audited the accompanying consolidated balance sheets of Investors Capital Holdings, Ltd. and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included a consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Capital Holdings, Ltd. and subsidiaries, at March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum, LLP

Boston, Massachusetts

June 20, 2013

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2013	March 31, 2012
Assets
Current Assets
Cash and cash equivalents	$ 6,589,698	$ 4,537,713
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	7,160,553	4,525,157
Loans receivable from registered representatives (current), net of allowance	593,730	654,560
Prepaid income taxes	136,972	137,658
Securities owned at fair value	258,903	235,454
Prepaid expenses	722,427	674,780
	15,637,283	10,940,322

Property and equipment, net	194,446	340,007

Long Term Investments
Loans receivable from registered representatives	893,703	1,002,621
Non-qualified deferred compensation investment	1,771,044	1,327,806
Cash surrender value life insurance policies	176,402	157,991
	2,841,149	2,488,418
Other Assets
Deferred tax asset, net	1,059,480	1,550,010
Capitalized software, net	107,590	172,240
Other assets	56,704	-
	1,223,774	1,722,250

TOTAL ASSETS	$ 19,896,652	$ 15,490,997

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 1,327,691	$ 820,540
Accrued expenses	1,818,379	1,408,324
Commissions payable	3,279,921	2,787,467
Notes payable	1,488,876	1,605,688
Unearned revenues	188,651	146,198
Securities sold, not yet purchased, at fair value	28,946	8,186
	8,132,464	6,776,403
Long-Term Liabilities
Non-qualified deferred compensation plan	1,968,691	1,458,169
Subordinated borrowings	2,000,000	-
	3,968,691	1,458,169

Total liabilities	12,101,155	8,234,572

Commitments and contingencies (Note 16)

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
7,101,427 issued and 7,097,542 outstanding at March 31, 2013
6,689,009 issued and 6,685,124 outstanding at March 31, 2012	71,013	66,890
Additional paid-in capital	12,594,370	12,425,713
Accumulated deficit	(4,839,751)	(5,206,043)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Total stockholders' equity	7,795,497	7,256,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 19,896,652	$ 15,490,997

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	YEARS ENDED
	March 31,
	2013	2012
Revenue:
Commissions	$65,577,806	$63,444,938
Advisory fees	16,409,330	15,958,497
Other fee income	1,701,482	620,595
Other revenue	1,196,772	1,016,732
Total revenue	84,885,390	81,040,762

Expenses:
Commissions and advisory fees	67,378,564	64,775,584
Compensation and benefits	6,535,007	8,744,917
Regulatory, legal and professional services	4,833,915	3,979,808
Brokerage, clearing and exchange fees	1,404,075	1,790,263
Technology and communications	1,300,652	1,335,373
Advertising, marketing and promotion	917,181	956,234
Occupancy and equipment	694,326	864,431
Other administrative	1,204,994	1,219,856
Interest	30,668	37,361
Total operating expenses	84,299,382	83,703,827

Operating income (loss)	586,008	(2,663,065)
Provision (benefit) for income taxes	219,716	(331,236)

Net income (loss)	$366,292	$(2,331,829)

Other comprehensive income:

Unrealized gains (losses) on securities

Unrealized holding loss arising during period on investment securities	-	(3,824)

Less: Reclassification adjustment for gains included in net loss	-	(52,893)

Other Comprehensive income (loss)	$-	$(56,717)

Comprehensive income (loss)	366,292	(2,388,546)

Basic net income (loss) per share	$0.06	$(0.36)

Diluted net income (loss) per share	$0.06	$(0.36)

Shares used in basic per share calculations	6,219,022	6,520,025

Shares used in diluted per share calculations	6,522,764	6,520,025

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS  OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2012 and 2011

	COMMON STOCK $.01 PAR VALUE
	Number of Shares	Carrying Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive	Total Stockholders' Equity

Balance at March 31, 2011	6,618,259	$66,183	$12,279,380	$(2,874,214)	$(30,135)	$56,717	$9,497,931
Stock-based compensation:
Amortization of deferred compensation			147,040				147,040

Issuance of common stock under plans	74,401	744	(744)

Cancelled restricted shares	(3,651)	(37)	37

Unrealized loss on securities:
Unrealized holding loss arising during
the period						(3,824)	(3,824)

Less: reclassification adjustment for
gains included in net loss						(52,893)	(52,893)

net loss				(2,331,829)			$ (2,331,829)
Balance at March 31, 2012	6,689,009	$66,890	$12,425,713	$(5,206,043)	$(30,135)	$-	$7,256,425
Stock-based compensation:
Amortization of deferred compensation			172,780				172,780

Issuance of common stock under plans	420,000	4,200	(4,200)

Cancelled restricted shares	(7,582)	(77)	77

Net income				366,292			366,292

Balance at March 31, 2013	7,101,427	$71,013	$12,594,370	$(4,839,751)	$(30,135)	$-	$7,795,497

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$366,292	$(2,331,829)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	321,231	380,139
Deferred taxes, net	490,530	(331,236)
Stock-based compensation	172,780	147,040
Non-cash compensation for transfer of beneficial interest in life insurance to former chairman	-	568,095
Unrealized gain in marketable securities	(24,898)	(13,412)
Non-qualified deferred compensation investment	63,508	36,159
Loss on disposal of equipment	65,786	14,542
Market adjustment cash surrender value life insurance policy	(18,411)	(9,214)
Charge to commission expense (forgivable loans)	181,599	291,874
Provision for doubtful accounts	133,464	100,228
Loss on write down on permanent decline of investment	-	50,000
Change in operating assets and liabilities:
Accounts receivable	(2,635,396)	2,273,481
Prepaid expenses and other	(100,574)	422,676
Loans receivable from registered representatives	(145,316)	(711,036)
Income taxes	686	20,222
Accounts payable	2,712,072	2,020,645
Securities, net	-	(36,062)
Accrued expenses	410,055	(670,381)
Commissions payable	492,454	(459,431)
Unearned revenues	42,453	32,712
Net cash provided by operating activities	2,528,315	1,795,212

Cash flows from investing activities:
Acquisition of property and equipment	(154,308)	(71,952)
Cash surrender value life insurance policies	-	(36,443)
Payments on note receivable	-	603,169
Proceeds from investments	22,209	(2,572)
Capitalized software	(22,498)	(105,110)
Net cash (used in) provided by investing activities	(154,597)	387,092

Cash flows from financing activities:
Payments on note payable	(2,321,733)	(2,231,786)
Proceeds from subordinated borrowings	2,000,000	-
Net cash used in financing activities	(321,733)	(2,231,786)

Net increase (decrease) in cash and cash equivalents	2,051,985	(49,482)
Cash and cash equivalents, beginning of year	4,537,713	4,587,195
Cash and cash equivalents, end of year	$6,589,698	$4,537,713

Supplemental disclosures of cash flow information:
Interest paid	$26,085	$27,468
Income taxes paid	$84,000	$-

Non-cash investing activity:
Reclassification of investment from available for sale to trading	$-	$212,553
Non-cash financing activity:
Insurance premiums	$2,204,921	$2,309,505

The accompanying notes are an integral part of these consolidated financial statements

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2013 and 2012

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

•

Advisor Direct, Incorporated (“AD”) is a wholly-owned subsidiary. On January 24, 2013, Investors Capital Holdings, Ltd. acquired all the assets of a shell broker-dealer for the cash purchase price of $32,500 with no goodwill created. AD is a Broker-Dealer registered with the SEC and is a member of FINRA. AD is registered to operate as a (k)(1) Broker-Dealer where principal transactions are limited to mutual funds and/or variable annuities only.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The significant accounting policies of the Company are summarized below to assist the reader to better understand the consolidated financial statements and other data contained herein.

Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ICC, ICC Insurance Agency, Inc., Advisor Direct, Inc. and ICH Securities. All significant inter-company items and transactions have been eliminated in the consolidation.

Use of Estimates and Assumptions

  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates deal with the valuation of securities and other assets revenue recognition, litigation reserves and allowance for doubtful accounts receivable and involve a particularly high degree of judgment and complexity.  Actual results could differ from those estimates.

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

  The Company also receives credit adjustments for clearing charges that are netted against any clearing charges the Company may incur for the period. These adjustments are recognized as income in the period received unless otherwise noted by the clearing Company.

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

  The Company reviews the carrying value on its property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from its use and eventual disposition.   In cases where an asset is not in use and subsequently disposed of, the Company recognizes a loss on disposal that is equal to the carrying value at the time of disposal offset against any proceeds received. The Company reported losses on its disposal of property and equipment of $65,786 and $14,542 respectively, for the years ended March 31, 2013 and 2012.

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

 The Company has assessed the realizability of its deferred tax assets to determine whether or not a valuation allowance was required for some or all of its deferred tax assets. The Company also considered its current period reporting results and compared these results to its annual projection. Management anticipates it will achieve profitability and future taxable income; however, it has concluded that the sustained uncertainty in the global economy and its impact on the U.S. financial markets along with the ongoing legal risks and related defense costs inherent in the industry necessitated a valuation allowance in the amount of approximately $0.5 million as of March 31, 2013 and 2012.

 If future operations exceed current projections, management may conclude such valuation allowance is no longer needed. Conversely, if future operating results do not meet current projections, it is possible that an additional valuation allowance may be needed in future periods.

US GAAP requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of March 31, 2013. The Company files federal and state income tax returns. The statute of limitations for these jurisdictions is generally three to six years. The Company had no returns under examination as of March 31, 2013.

Earnings Per Share

  The Company reports net income (loss) per share.  Diluted earnings per share do not include the effect of stock options as it has an anti-dilutive effect on earnings per share (See Note 19). Basic and diluted net income per common share are determined by dividing net income by the weighted average number of common shares outstanding during the period.

Stock Based Awards

  The Company grants stock based awards to employees, directors, and registered representatives after the awards are approved by the board of directors. These awards are incentive driven and based on performance. (See NOTE 19 BENEFIT PLANS)

Segment Reporting

  The Company makes disclosures about products and services, and major customers. See “Note 15, Segment Information”.

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

Reclassifications

  Certain amounts in 2012 were reclassified to provide comparison with 2013 classifications.  There was no impact to previously reported Net income (loss) or Net income (loss) per share.

Recent Accounting Pronouncements

   Comprehensive Income. In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05,

Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years beginning after December 15, 2011 and for interim periods within those years The Company has adopted this rule as of April 01, 2012. While the adoption of this new guidance will change the presentation of comprehensive income, it did not have a material impact on the Company’s results of operations or financial position (See Consolidated Statements of Operations).

Subsequent Events

  The Company has evaluated subsequent events through the date the financial statements were available to be filed.  There were no material subsequent events requiring adjustment to or disclosure in these financial statements.

NOTE 3 – Loans to Registered Representatives

    ICC has granted loans to certain registered representatives.  These loans are primarily given to newly recruited representatives to assist in the transition process.  These notes have various schedules for repayment or forgiveness. Forgiveness is granted if the representative remains licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance goals.  Upon forgiveness, the loans are charged to commission expense. Loans charged to commission expense totaled  $181,599 and $291,874 for the fiscal years ended March 31, 2013 and 2012, respectively.

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

  Interest charged on these loans to representatives range from 3.00% to 9.00% annually.  Loans to registered representatives included in receivables from employees and registered representatives are as follows at March 31:

	2013	2012
Forgivable loans	$ 1,115,765	$ 1,057,497
Other loans	604,264	757,018
Less: allowance	(232,596)	(157,334)
Total loans	$ 1,487,433	$ 1,657,181

  Included in other loans is a loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010. This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter. The amount due on this receivable at March 31, 2013 and 2012 was  $330,587 and $391,560, respectively.

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

On February 28, 2012, the Company received $499,475 in principal and accrued interest in full satisfaction and repayment of the Note.  The Note had provided for a principal amount of $747,617 and quarterly payments of interest accruing thereon at 5.5%. The terms of this note were modified, effective March 3, 2010 to extend the maturity by four years to October 31, 2014 and require annual principal payments of $100,000.

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

  As of March 31, 2013 and 2012, the Company’s proprietary trading and investment accounts consisted of the following securities:

	March 31, 2013
			Sold, Not Yet
	Owned		Purchased
Equities	$354		$28,946
Asset backed securities	2,040		-
Mutual funds	256,509		-
	$258,903		$28,946

	March 31, 2012
			Sold, Not Yet
	Owned		Purchased
Equities	$4,796		$7,900
Asset backed securities	2,672	-	-
Mutual funds	227,986		286
	$235,454		$8,186

Included in the category mutual funds is an investment called the Goldman Sachs Rising Dividend Growth Fund, formerly The Rising Dividend Growth Fund.  On December 31, 2011 the Company reclassified this investment as an investment held for trading. As of March 31, 2013 the Company’s intent is to still trade this investment that has a fair value of $256,509 and $227,986 as of March 31, 2013 and 2012, respectively.

NOTE 6 - INVESTMENTS

  The Company recognized a $50,000 loss as of March 31, 2012 due to a permanent decline in the market value of an investment classified as held to maturity.

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

  Commissions receivable from one source were 36% and 10% of total receivables for the years ended March 31, 2013 and 2012, respectively.

 At March 31, 2013, the carrying amount of the Company’s cash and cash equivalents was $6,589,698 of which $250,000 was covered by the Federal Deposit Trust Corporation (“FDIC”). The Company’s cash and cash equivalents as of March 31, 2013 also includes $2,701,440 at its clearing broker-dealer of which $500,000 was fully insured by the Securities Investor Protection Corporation (“SIPC”).

At March 31, 2012, the carrying amount of the Company’s cash and cash equivalents was $4,537,713 of    which $250,000 was covered by the Federal Deposit Trust Corporation (“FDIC”).    The Company’s cash and cash equivalents as of March 31, 2012 also includes $702,751 at its clearing broker-dealer of which $500,000 was fully insured by the Securities Investor Protection Corporation (“SIPC”).

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

   The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2013:

Fair Value Measurements on Recurring Basis
	Total	Level 1	Level 2	Level 3
Assets:
Securities owned at fair value
Mutual funds	$256,509	$256,509	$-	$-
Equities	354	354	-	-
Asset backed securities	2,040	-	2,040	-
Total assets	$258,903	$256,863	$2,040	$-

Liabilities:
Securities sold, not yet purchased at fair value
Equities	$28,946	$28,946	$-	$-
Total liabilities	$28,946	$28,946	$-	$-

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2012:

Fair Value Measurements on Recurring Basis
	Total	Level 1	Level 2	Level 3
Assets:
Securities owned at fair value
Mutual funds	$227,986	$227,986	$-	$-
Equities	4,796	4,796	-	-
Asset backed securities	2,672	-	2,672	-
Total assets	$235,454	$232,781	$2,672	$-

Liabilities:
Securities sold, not yet purchased at fair value
Mutual funds	$286	$286	$-	$-
Equities	7,900	7,900	-	-
Total liabilities	$8,186	$8,186	$-	$-

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

  The Company leases office space from a related party, the owner of which was the principal stockholder of ICH and Chairman of the Board of Directors.  Rent expense, including condo fees, for these leases amounted to $201,077 and $343,697 for the years ending ended March 31, 2013 and 2012, respectively, and is included in occupancy costs on the consolidated statements of operations.

  The Company engages in transactions with a related party, whose owner is the spouse of the Company’s former principal stockholder, in connection with the promotion and servicing of fixed insurance products produced by the Company’s independent representatives.  Payments made by the Company to IMS Insurance, when combined with payments received by the Company from IMS Insurance were immaterial for the year ended March 31, 2012 and there were no related party transactions with IMS insurance for the year ended March 31, 2013.

  The Company bills a broker dealer, whose owner is the spouse of the Company’s former principal stockholder and Chairman of the Board of Directors, ticket charges for executing its trades and being the introducing broker.  Amounts billed for the years ended March 31, 2012 were immaterial. Also, for the year ended March 31, 2012, the Company earned referral fees for the transfer of representatives to this broker dealer.  The fees earned were immaterial. There were no related party transactions for ticket charges or referral fees for the year ended March 31, 2013.

  On August 2, 2011, the Company completed its secondary stock offering at a price of $4.25 per share of 3,608,820 shares of its common stock owned by its former Chairman of the Board and principal stockholder, Theodore E. Charles, members of his family, family trusts and a controlled charitable foundation (the “selling stockholders”).   Upon the closing of the offering, (i) Mr. Charles retired as an officer and director of the Company, (ii) his employment agreement with the Company was terminated due to retirement, (iii) his consultant agreement with the Company was amended to shorten the term to one year and reduce certain employment benefits and (iv) The Company awarded Mr. Charles, the former Chairman, non-cash compensation of $0.57 million representing the cash surrender value on title to an existing life insurance policy.

NOTE 10- PROPERTY AND EQUIPMENT, NET

  Property and equipment consisted of the following at March 31:

	2013	2012
Equipment	$ 1,962,486	$ 1,945,271
Leasehold improvements	111,825	624,368
Furniture and fixtures	387,004	377,662
	2,461,315	2,947,301
Accumulated depreciation and amortization	(2,266,869)	(2,607,294)
Property and equipment, net	$ 194,446	$ 340,007

  Depreciation expense was $234,083 and $315,138 for the year’s ended March 31, 2013 and 2012, respectively.

NOTE 11 - NOTES PAYABLE

  At March 31, 2013 and 2012, notes payable consisted of debt to finance insurance premiums. These notes are referenced in the table below:

March 31,	Lender	Premium	Principal	Interest Rate	Maturity Date
2013	AFCO	Directors and Officers, Liability, Fidelity Bond	$280,693	1.99%	February 17, 2014
	Premium Financing	Errors and Omissions	1,208,183	1.99%	November 30, 2013
			$1,488,876

2012	AFCO	Directors and Officers, Liability, Fidelity Bond	$306,465	2.10%	February 17, 2013
	Premium Financing	Errors and Omissions	1,248,203	1.95%	October 1, 2012
	FINRA	Regulatory Fine	51,020	6.25%	July 19, 2012
			$1,605,688

  For the years ended March 31, 2013 and 2012 there was no long-term debt outstanding.

NOTE 12 – SUBORDINATED BORROWINGS

The lender, consisting of the Company’s clearing firm, have, under a Subordinated Debt Agreement and related Rider, subordinated its rights of collection of principal and claims to all other present and future senior creditors of the Company prior to the expiration of the agreement. The subordinated borrowings are covered by an agreement approved by FINRA on March 8, 2013 and are thus available for computing net capital under the SEC’s uniform net capital rule. To the extent that such borrowings are required for the Company’s continued compliance with minimum net capital requirements, they may not be repaid. As of March 31, 2013, the balance of subordinated borrowings was $2,000,000.

The Company’s subordinated borrowings mature on March 8, 2016. The interest rate on all subordinated borrowings is prime plus five percent (8.25% at March 31, 2013), payable monthly. The Company had no subordinated borrowings for the year ended March 31, 2012.

NOTE 13 – LINE OF CREDIT

    The Company has a line of credit (“Line”) with maximum borrowings of $1,000,000 at the Bank’s base lending rate (5.00% per year as of March 31, 2013). The Line became effective on November 22, 2012, and is subject to annual renewal and contains a customary minimum debt service covenant.  There is no outstanding balance at March 31, 2013. The Company had the same lending terms and arrangement in the prior year and there was no outstanding balance at  March 31, 2012.

NOTE 14 - INCOME TAXES

  The (benefit) provision for income taxes is as follows for the fiscal years ended March 31:

	2013	2012
Current:
Federal	$(275,496)	$-
State	4,682	-
	$(270,814)	$-
Deferred:
Federal	$461,001	$(584,570)
State	29,529	(190,367)
	490,530	(774,937)
Change in valuation allowance	-	443,701

Provision (benefit) for income taxes	$219,716	$(331,236)

  Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of deferred compensation, legal accruals, differences between depreciation expenses, and a net operating loss for financial statement purposes versus tax return purposes.

  Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:

	March 31, 2013
	Asset	Liability	Valuation Allowance	Net deferred tax asset

Federal	$ 1,136,234	$ (62,037)	$ -	$ 1,074,197
State	493,828	(19,848)	-	473,980
Valuation allowance	-	-	(488,697)	(488,697)
Total	$ 1,630,062	$ (81,885)	$ (488,697)	$ 1,059,480

	March 31, 2012
	Asset	Liability	Valuation Allowance	Net deferred tax asset

Federal	$ 1,635,545	$ (73,856)	$ -	$ 1,561,689
State	499,608	(22,590)	-	477,018
Valuation allowance	-	-	(488,697)	(488,697)
Total	$ 2,135,153	$ (96,446)	$ (488,697)	$ 1,550,010

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

	Years Ended March 31,
	2013	2012
Deferred tax assets (liabilities):
Accrued legal and settlements	$533,124	$501,088
Deferred compensation	926,715	692,833
Net operating losses and other	195,559	844,546
Depreciation	(25,336)	96,686
Valuation allowance	(488,697)	(488,697)
Liabilities	(81,885)	(96,446)
Total deferred tax assets, net	$1,059,480	$1,550,010

The total income tax provision (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

	Years Ended March 31,
	2013	2012

Tax at U.S. statutory rate	$199,397	$(905,437)
State taxes, net of federal benefit	83,633	(121,993)
Unallowable expenses	20,150	211,259
Change in valuation allowance	-	443,701
Other adjustments	(83,464)	41,234
Provision (benefit) for income taxes	$219,716	$(331,236)

  The Company assesses the realizability of its deferred tax assets to determine whether or not a valuation allowance was required for some or all of its deferred tax assets.  The Company considered negative evidence, including its current cumulative loss position for financial reporting purposes over the past three years, and positive evidence, including current period earnings, its recent history of taxable income in three of the past five years and its projections of taxable income in the future.  The Company also considered that its GAAP losses over the prior two fiscal years included certain significant non-deductible and other expenses which management believes to be non-recurring.

   These non-recurring expenses include costs incurred in the fiscal year ended March 31, 2012 related to the retirement of the former Chairman and the sale of his shares of the Company in a secondary offering and regulatory fines incurred in prior periods. Based on the foregoing, management has concluded that it is more likely than not that the Company will realize a significant portion of its deferred tax assets, including approximately $0.3 million that will be realized in the current year based on a carry-back of net operating losses against taxable income in prior periods and approximately $1.7 million that management believes to be more likely than not to be realized as result of projected taxable income in future periods.    However, management has concluded that the sustained uncertainty in the global economy and its impact on the U.S. financial markets along with the ongoing compliance and legal risks and related defense costs inherent in our industry necessitate we maintain the valuation allowance of approximately $0.5 million established at March 31, 2012.  If future operations exceed current projections, management may conclude such valuation allowance is no longer needed.  Conversely, if future operating results do not meet current projections, it is possible that an additional valuation allowance may be needed in future periods.

   The Company recognizes and measures its unrecognized tax benefit or expense.  The Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. The measurement of unrecognized tax expense or benefit is adjusted when new information is available or when an event occurs that requires a change.   The Company recognizes the accrual of any interest and penalties related to unrecognized tax expense in income tax expense. No interest or penalties were recognized in 2013 and 2012.  The Company does not have any tax positions as of March 31, 2013 for which it is reasonably possible that the total amounts of unrecognized tax benefit or expense will significantly increase or decrease within twelve months of the reporting date.

  For the year ended March 31, 2013, the Company will have taxable income however there remains a three year-cumulative tax loss.  The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits.

NOTE 15 - SEGMENT INFORMATION

   Operating segments are defined as components of a business about which separate financial information is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

   The Company's has two operating segments, the independent broker-dealer provided by ICC and AD, and asset management and investment advisory services provided by Investors Capital Advisory. The segments are strategic business units that are managed separately. They operate under different regulatory systems, provide different services and require distinct marketing strategies and varied technological and operational support. They also have differing revenue models; ICC earns transactional commissions and various fees in connection with the brokerage of securities for its customers, whereas ICA generates recurring revenue from fees that are based on the value of assets under management.

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

     The Company periodically reviews the effect that these agreements described above may have on the firm’s net capital.

	March 31, 2013
	Commissions	Advisory	ICH	ICH Securities	Total
Non-interest revenue	$ 67,950,846	$ 16,669,329	$ (63,410)	$ -	$ 84,556,765
Revenue from transaction with
other operating segments	871,397	-	-	-	$ 871,397
Interest and dividend income, net	328,598	-	3	24	$ 328,625
Depreciation and amortization	320,064	1,167	-	-	$ 321,231
Income (loss) from operations	(1,131,659)	2,160,308	(442,665)	24	$ 586,008
Year-end total assets	17,489,215	1,231,714	2,440,116	10,353	$ 21,171,398
Corporate items and eliminations	-	-	(1,274,746)	-	$ (1,274,746)

	March 31, 2012
	Commissions	Advisory	ICH	ICH Securities	Total
Non-interest revenue	$ 64,449,550	$ 16,216,702	$ 16,782	$ -	$ 80,683,034
Revenue from transaction with
other operating segments	1,328,250	-	-	-	$ 1,328,250
Interest and dividend income, net	354,944	-	2,744	40	$ 357,728
Depreciation and amortization	378,972	1,167	-	-	$ 380,139
Income (loss) from operations	(2,940,143)	1,838,183	(1,561,145)	40	$ (2,663,065)
Year-end total assets	14,034,601	360,196	2,319,824	10,330	$ 16,724,951
Corporate items and eliminations	-	-	(1,233,954)	-	$ (1,233,954)

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating Leases

   On October 19, 2012 the Company entered into a lease for 14,045 square feet and began occupying that space on December 1, 2012 in Lynnfield, MA.  This lease, which is for a term of sixteen months, expires March 31, 2014.    Subsequent to March 31, 2013, the Company was released from its commercial lease agreement for its prior home office location at 230 Broadway, Lynnfield, MA.

  The total minimum rental due in future periods under these existing agreements as of March 31, 2013 are as follows:

2014	$ 289,937
2015	24,000
2016	24,000
2017	24,000
2018	-
$ 361,937

    Rent expense under the operating leases was $283,469 and $386,525 for the years ended March 31, 2013 and 2012, respectively, and is included in occupancy costs in the statement of income.

   The Company offers loans and transition assistance to representatives mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including, but not limited to, the representatives joining the Company and meeting certain production requirements. As of March 31, 2013 and 2012, there were no such outstanding commitments.

NOTE 17 - LITIGATION AND REGULATORY MATTERS

   In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to arbitrations and other legal actions and proceedings brought on behalf of various claimants, some of which seek material and/or indeterminable amounts. Certain of these actions and proceedings are based on alleged violations of securities, consumer protection, labor and other laws and may involve claims for substantial monetary damages asserted against the Company and its subsidiaries.  Also, the Company and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries, investigations and formal administrative proceedings that may result in fines or other negative impact on the Company.  ICC, as a duly registered broker/dealer and investment advisor, is subject to regulation by the SEC, FINRA, NYSE-Amex, and state securities regulators.

  The Company maintains Errors and Omissions (“E&O”) insurance to protect itself from potential damages and/or legal costs associated with certain litigation and arbitration proceedings and, as a result, in the majority of cases, the Company’s exposure is limited to $100,000 or $1,000,000 aggregate   (effective January 2013 for only certain alternative investment products related to defense costs and indemnities) in any one case, subject to policy limitations and exclusions. Thereafter the $1,000,000 aggregate threshold, the Company’s exposure on these same investments is limited to $150,000 and a 10 percent coinsurance. For all other investment products, the Company’s exposure is $100,000 per claim.

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

   As of March 31, 2013 and March 31, 2012, the Company had accrued expenses of approximately $1,534,660 and $1,217,300, respectively, in legal fees and estimated probable settlement costs relating to the Company’s defense in various legal matters.  It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated and/or could exceed those accrued as of March 31, 2013.  Key components of the accrual included (i) claims arising from alleged poor performance of certain alternative investments in real estate investments trusts that have experienced bankruptcy or other financial difficulties during or in connection with the recent global credit crisis and (ii) costs incurred in the settlement of regulatory matters concerning sales practices respecting certain other investment products.

NOTE 18- NET CAPITAL REQUIREMENTS

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

     As of March 31, 2013, ICC had net capital of $4.43 million (i.e., an excess of $4.18 million) as compared to net capital of approximately $1.43 million (i.e., an excess of $1.18 million) as of March 31, 2012. The decrease in net capital primarily was due to legal fees and settlement costs in addition to regulatory fines that have impacted this year’s results and cash flow from operations.

NOTE 19 - BENEFIT PLANS

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

The 1996 Incentive Stock Plan

  As of October 1, 1997, the Board adopted the 1996 Incentive Stock Plan (the "1996 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock options and stock grants, and the aggregate number of shares to be delivered under the 1996 Plan cannot exceed 300,000.   As of March 31, 2012 and 2011, there were no options outstanding.   As of March 31, 2013, the Company had granted a total of 218,750 shares of stock under the 1996 Plan.

The 2001 Equity Incentive Plan

  As of March 12, 2001, the Board adopted the 2001 Equity Incentive Plan (the "2001 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock grants and/or stock options to purchase shares of the common stock of the Company.  The aggregate number of shares issuable under the 2001 Plan cannot exceed 250,000.  The numbers of shares subject to each stock grant or stock option and any vesting requirements are determined by the Board.  As of March 31, 2013, no shares of stock have been granted under the 2001 Plan.

The 2005 Equity Incentive Plan- Amended and Restated Equity and Cash Bonus Plan (the “Amended Plan”)

  The Investors Capital Holdings, Ltd. 2005 Equity Incentive Plan was adopted by the Board on May 17, 2005, and was approved by vote of the Company’s stockholders at a September 21, 2005 meeting, and amended on October 11, 2011 (the “Amended Plan”).  The purpose of the Amended Plan is (i) to attract and retain employees, directors, officers, representatives and other individuals upon whom the responsibilities of the successful administration, management, planning and/or organization of the Company may rest, and whose present and potential contributions to the welfare of the Company, a parent corporation or a subsidiary are of importance (“Key Contributors”), and (ii) to motivate Key Contributors with a view toward enhancing profitable growth of the Company over the long term.  Under the Amended Plan Plan, the Company is authorized to award options to purchase common stock, and shares of common stock, to employees, independent representatives and others (e.g. Board members) who have contributed to or are expected to contribute to the Company, its businesses and prospects.  Restricted stock customarily are granted by the Company in connection with initial employment or under various retention plans.  Options may, but need not, be designated as incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986.  As of March 31, 2013 and 2012, the Company had not granted any options under the plan and had no current plans to do so.

 Restricted shares of stock granted under the Amended Plan have been either fully vested at date of grant or subject to vesting over time periods varying from one to seven years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability.  The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant.    Restricted shares have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.  Under the Amended Plan 48,968 shares remain as authorized and are available for issuance and 951,032 shares have been issued.

  Stock compensation for the years ended March 31, 2013 and 2012 for restricted shares issued under all Plans was $172,780 and $147,040, respectively.

  The following activity under the Amended Plan occurred during the fiscal year ended March 31, 2013:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1, 2012	77,402	$4.41	2.54 years	$ 341,343
Granted	420,000	$3.81		$ 1,600,200
Less: vested	(49,374)	$4.31		$ (212,802)
Less: canceled	(7,591)	$4.67		$ (35,450)
Non-vested at March 31, 2013	440,437	$3.85	2.74 years	$ 1,695,682

  The following activity under the 2005 Plan occurred during the fiscal year ended March 31, 2012:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1, 2011	35,891	$3.72	1.99 years	$ 133,563
Granted	74,401	$4.52		$ 336,065
Less: vested	(29,239)	$3.87		$ (113,288)
Less: canceled	(3,651)	$4.02		$ (14,686)
Non-vested at March 31, 2012	77,402	$4.41	2.54 years	$ 341,343

  The Company's results for the fiscal year ended March 31, 2013 and 2012, respectively includes $17,145 and $26,463 of compensation costs related to vesting of restricted stock grants to employees and $155,635 and $120,577 of restricted stock grants to directors, consultants and independent representatives, under the 2005 Plan.

  As of March 31, 2013 there was $1,695,682 of unrecognized compensation cost related to grants under the 2005 Plan, and $341,343 of unrecognized compensation as of March 31, 2012 under the 2005 Plan.

Stock Option Grants

  A summary of the status of the Company's employee, representative and Directors' fixed stock options as of March 31, 2013 and 2012, and changes during the fiscal years ended on those dates, is presented below:

Employee
	2013		2012
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	150,000	$ 1.00	150,000	$ 1.00
Granted	-		-
Forfeited	-		-
Exercised	-		-
Outstanding at year end	150,000	$ 1.00	150,000	$ 1.00

Options exercisable at year-end	150,000		150,000

Weighted-average fair value of
options granted during the year	-		-

  The intrinsic value of the above stock options was $412,500 and $448,500 at March 31, 2013 and 2012, respectively.

   Retirement Plan: The Company has a 401(k) Profit Sharing Plan that allows participation by all employees with at least three months of service.  The Company did not make any discretionary contribution for the years ended March 31, 2013 and 2012.

Non-Qualified Deferred Compensation Plan:  Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan, for which ICC is the NQ Plan’s sponsor.  The unfunded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan.  The asset represents the representatives’ invested contributions of deferred commissions, investment gains and losses as well as insurance charges while the liability is comprised of the participant deferrals, unrealized gains and losses and any distributions.  The total amount of deferred compensation was $475,352 and $390,137 for the years ended March 31, 2013 and 2012, respectively

NOTE 20 - EARNINGS PER COMMON SHARE

  Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock, as well as any adjustment to income that would result from the assumed issuance. As of March 31, 2013, there were 150,000 stock options and 463,990 shares of unvested restricted stock outstanding which were excluded from the diluted loss per share calculation since they were anti-dilutive.  As of March 31, 2012, there were 150,000 stock options and 97,929 shares of unvested restricted stock outstanding which were excluded from the diluted loss per share calculation since they were anti-dilutive.

NOTE 21 - UNAUDITED QUARTERLY RESULTS

  The unaudited quarterly amounts may differ due to the reclassifications.  Refer to Note 2 – Summary of Significant Accounting Policies.

	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Revenues	$20,802,525	$20,322,765	$20,766,362	$22,993,737
Expenses	20,353,503	19,893,125	20,483,091	23,569,666
Operating income (loss)	449,022	429,640	283,271	(575,929)
Net income (loss)	261,682	280,220	133,716	(309,326)
Basic earnings income (loss) per share	0.04	0.04	0.02	(0.04)
Diluted earnings (loss) per share	0.04	0.04	0.02	NA

	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Revenues	$21,442,726	$20,169,913	$19,035,697	$20,392,426
Expenses	22,258,888	21,560,282	19,047,371	20,837,286
Operating loss	(816,162)	(1,390,369)	(11,674)	(444,860)
Net (loss) income	(1,255,709)	(877,362)	428,486	(627,244)
Basic earnings (loss) income per share	(0.19)	(0.13)	0.07	(0.11)
Diluted earnings (loss) per share	NA	NA	0.06	NA

ITEM 9.  Changes In And Disagreements With Accountant On Accounting And Financial Disclosure.

  None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's disclosure controls and procedures are designed to do.

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

  Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013.

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

PART IV

Item 15.  Exhibits And Financial Statement Schedules.

Documents Filed as a Part of this Report:

                                                                                                                                                                  Page

1.            Financial Statements:

Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31,

            2013 and 2012  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012 . . . . . . . . . . . . . 24

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25-31

2.            Financial Statement Schedules:

  No financial schedules are listed since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.            Exhibits:

Exhibit	Description	Location
Number

3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)

4.1	Form of Stock Certificate	(2)(Exh. 4.1)

10.1	Employment Agreement with Theodore E. Charles (3)	(9)(Exh. 10.2)
10.2	Employment Agreement with Timothy B. Murphy (3)	(9)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (3)	(9)(Exh. 10.3)
10.10	Registration Agreement with Theodore E. Charles et. al	(10)(Exh. 10.1)
10.11	Agreement between the Company and Theodore E. Charles	(11)(Exh. 10.1)
10.12	Amended and Restated Equity and Cash Bonus Incentive Plan with	(13)(Exh. 5.02)
	Timothy B. Murphy and Kathleen L. Donnelly
10.13	Amended and Restated Equity and Cash Bonus Incentive Plan with	(14)(Exh. 5.02)
	Timothy B. Murphy and Kathleen L. Donnelly (voluntarily declined)
10.14	Amended and Restated Equity and Cash Bonus Incentive Plan	(16)(Exh. 5.02)
10.15	Subordinated Loan Agreement and Rider A, dated March 8, 2013, between the Company and Pershing, LLC	(1)

14.1	Code of Business Conduct and Ethics	(8)(Exh. 5.05)
14.2	Amendments to the Registrant's Code of Ethics	(12)(Exh. 5.05)

21.1	Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2013	(1)
23.1	Consent of MARCUM LLP	(1)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	(1)

99.1	Earnings Press Release and Management Presentation	(15)(Exh.99.1)

101.INS	XBRL Taxonomy Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

(1) Filed herewith.

(2) Incorporated by reference to the indicated exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2007.

(3) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(4) Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed June 30,2005.

(5) Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117807) filed July 30, 2004.

(6) Incorporated by reference to the indicated exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-134885) filed June 9, 2006.

(7) Incorporated by reference to the indicated exhibit to the Registrant’s Report on Form 8-K filed June 30,2008.

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

(12) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed September 9, 2011.

(13) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed November 1, 2011.

(14) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed November 29, 2011.

(15) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed February 8, 2013.

(16) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed February 21, 2013.

  Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $0.25 per page plus postage. Such requests should be directed to Rebecca Hice, Assistant Corporate Secretary, Investors Capital Holdings, Ltd., Six Kimball Lane, Suite 150, Lynnfield, MA 01940.

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

                                                                        INVESTORS CAPITAL HOLDINGS, LTD.

                                                                        By: /s/ Timothy B. Murphy

                                                                                       Chief Executive Officer

                                                                                   Date: June 20, 2013

            Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated.

Signature	Capacity(ies)	Date

/s/ Timothy B. Murphy	Principal Executive Officer	June 20, 2013
Timothy B. Murphy

/s/ Kathleen L. Donnelly	Principal Financial and Accounting Officer	June 20, 2013
Kathleen L. Donnelly

/s/ William Atherton	Chairman	June 20, 2013
William Atherton

/s/ Robert Martin	Director	June 20, 2013
Robert Martin

/s/ Robert Mazzarella	Director	June 20, 2013
Robert Mazzarella

/s/ Donnie E. Ingram	Director	June 20, 2013
Donnie E. Ingram

/s/ Blaise Aguiree	Director	June 20, 2013
Blaise Aguiree

/s/ James Crosson	Director	June 20, 2013
James Crosson

EXHIBIT INDEX

(Exhibits being initially filed with this Form 10-K)

10.15  Subordinated Loan Agreement and Rider A, dated March 8, 2013, between the Company and Pershing, LLC

21.1    Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2013

23.1    Consent of MARCUM LLP

31.1    Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)

31.2    Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)

32.1    Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350

3.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350

101.INS XBRL Taxonomy Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL  Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy ExtensionLabels Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document