Form 10-Q
period 2013-06-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2013-08-14
CIK 1001871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

_____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]          No [  ]

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]     No [  ]

  Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]          No [X]

  There were 7,096,723 shares outstanding of the issuer’s common stock, par value $.01 per share, as of August 7, 2013.

1

PART I

--------------------------------------------------------------------------------

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 4. CONTROLS AND PROCEDURES

PART II

--------------------------------------------------------------------------------

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS

SIGNATURES

2

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	June 30, 2013	March 31, 2013
Assets
Current Assets
Cash and cash equivalents	$6,079,030	$6,589,698
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable	6,338,112	7,160,553
Loans receivable from registered representatives (current), net of allowance	646,786	593,730
Prepaid income taxes	1,000,385	136,972
Securities owned at fair value	272,446	258,903
Prepaid expenses	561,833	722,427
	15,073,592	15,637,283

Property and equipment, net	152,324	194,446

Long Term Assets
Loans receivable from registered representatives	859,544	893,703
Non-qualified deferred compensation investment	1,888,919	1,771,044
Cash surrender value life insurance policies	198,712	176,402
	2,947,175	2,841,149
Other Assets
Deferred tax asset, net	550,636	1,059,480
Capitalized software, net	94,760	107,590
Other asset	56,704	56,704
	702,100	1,223,774

TOTAL ASSETS	$18,875,191	$19,896,652

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,012,514	$1,327,691
Accrued expenses	1,727,142	1,818,379
Commissions payable	3,274,784	3,279,921
Notes payable	961,622	1,488,876
Unearned revenues	197,933	188,651
Securities sold, not yet purchased, at fair value	14,297	28,946
	7,188,292	8,132,464
Long-Term Liabilities
Non-qualified deferred compensation plan	2,120,589	1,968,691
Subordinated borrowings	2,000,000	2,000,000
	4,120,589	3,968,691

Total liabilities	11,308,881	12,101,155

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
7,100,608 issued and 7,096,723 outstanding at June 30, 2013
7,101,427 issued and 7,097,542 outstanding at March 31, 2013	70,957	71,013
Additional paid-in capital	12,724,818	12,594,370
Accumulated deficit	(5,199,330)	(4,839,751)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Total stockholders' equity	7,566,310	7,795,497

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,875,191	$19,896,652

See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	THREE MONTHS ENDED
	June 30,
	2013	2012
Revenue:
Commissions	$18,140,885	$16,088,506
Advisory fees	4,442,783	4,110,673
Other fee income	219,222	339,103
Other revenue	280,106	264,243
Total revenue	23,082,996	20,802,525

Expenses:
Commissions and advisory fees	18,739,847	16,610,153
Compensation and benefits	1,738,297	1,579,260
Regulatory, legal and professional services	1,803,203	875,632
Brokerage, clearing and exchange fees	393,743	338,101
Technology and communications	342,864	296,978
Advertising, marketing and promotion	360,788	241,273
Occupancy and equipment	85,288	186,108
Other administrative	234,048	217,030
Interest	55,024	8,968
Total operating expenses	23,753,102	20,353,503

Operating (loss) income	(670,106)	449,022
(Benefit) provision for income taxes	(310,527)	187,340

Net (loss) income	$(359,579)	$261,682

Basic net (loss) income per share	$(0.05)	$0.04

Diluted net (loss) income per share	$(0.05)	$0.04

Weighted average shares used in basic per share calculations	6,683,071	6,615,650

Weighted average shares used in diluted per share calculations	6,683,071	6,750,743

See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JUNE  30, 2013 AND 2012 (UNAUDITED)

	Quarter Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(359,579)	$261,682
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	60,482	83,021
Deferred taxes, net	508,844	266,855
Stock-based compensation	98,056	42,985
Unrealized gain in marketable securities	(889)	(7,023)
Non-qualified deferred compensation investment	16,153	12,905
Market adjustment cash surrender value life insurance policy	(4,310)	7,216
Charge to commission expense (forgivable loans)	135,261	87,980
Change in operating assets and liabilities:
Accounts receivable	822,441	(345,201)
Prepaid expenses and other	178,464	(44,633)
Loans receivable from registered representatives	(154,158)	330
Income taxes	(863,413)	(79,515)
Accounts payable	(315,177)	15,449
Securities, net	-	22,296
Accrued expenses	(91,237)	78,933
Commissions payable	(5,137)	(37,040)
Unearned revenues	9,282	(7,922)
Net cash provided by operating activities	35,083	358,318

Cash flows from investing activities:
Acquisition of property and equipment	(5,530)	(2,703)
Cash surrender value life insurance policies	(18,000)	-
Proceeds from investments	(27,303)	-
Net cash used in investing activities	(50,833)	(2,703)

Cash flows from financing activities:
Excess tax benefit related to stock awards	32,336
Payments on note payable	(527,254)	(673,263)
Net cash used in financing activities	(494,918)	(673,263)

Net decrease in cash and cash equivalents	(510,668)	(317,648)
Cash and cash equivalents, beginning of period	6,589,698	4,537,713
Cash and cash equivalents, end of period	$6,079,030	$4,220,065

Supplemental disclosures of cash flow information:
Interest paid	$13,774	$8,968
Income taxes paid	$11,000	$-

See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

•	ICC Insurance Agency, Inc. (“ICCIA”) facilitates the sale of insurance and annuities by our representatives.

•	Investors Capital Holdings Securities Corporation ("ICH Securities") holds cash, cash equivalents, interest income and dividend income for ICH.

•

Advisor Direct, Incorporated (“AD”) is a wholly-owned subsidiary. On January 24, 2013, Investors Capital Holdings, Ltd. acquired all the assets of a shell broker-dealer for the cash purchase price of $32,500. AD is a Broker-Dealer registered with the SEC and is a member of FINRA. AD is registered to operate as a (k)(1) Broker-Dealer where principal transactions are limited to mutual funds and/or variable annuities only.

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

  The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three months period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statement presentation. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the

Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2013 filed with the SEC, for additional disclosures and a description of accounting policies.

  There have been no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended March 31, 2013. Please refer to those sections for disclosures regarding the critical accounting policies related to our business

Certain prior year items have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on previously reported results of operations. All significant intercompany balances and transactions have been eliminated.    The Company has evaluated subsequent events through the date of this filing.

Note 2 - Loans to Registered Representatives

  ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance and/or revenue targets.  Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $135,261  and  $87,980, for the three months ended June 30, 2013 and 2012, respectively.

    Some loans to registered representatives are not subject to a forgiveness contingency.   These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid.

    Interest charged on these loans to representatives range from 4.25% to 8.25% annually.  Loans to registered representatives are as follows:

	June 30, 2013	March 31, 2013

Forgivable loans	$1,148,926	$1,115,765
Other loans	590,000	604,264
Less: allowance	(232,596)	(232,596)
Total loans	$1,506,330	$1,487,433

   Included in other loans is a loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010. This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter. The amount due on this receivable at June 30, 2013 and March 31, 2013 was $319,180 and $330,587, respectively.

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

 Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of representative deferred compensation, legal settlement accruals, differences between depreciation expenses, and a state net operating loss for financial statement purposes versus tax return purposes.

 The Company assesses the realizability of its deferred tax assets to determine whether or not a valuation allowance was required for some or all of its deferred tax assets.  The Company considered negative evidence, including its current cumulative loss position for financial reporting purposes over the past three fiscal years, and positive evidence, including its recent earnings and history of taxable income in three of the past five years and its projections of taxable income in the future.  The Company also considered that its GAAP losses generated in prior fiscal years included certain significant non-deductible and other non-recurring expenses.

   Management has concluded that due to the lack of predictability of financial markets, recent instability along with the ongoing regulatory and legal risks and their related defense costs inherent in our industry necessitate we maintain a valuation allowance of approximately $0.5 million.  If future operations exceed current projections, management may conclude such valuation allowance is no longer needed.  Conversely, if future operating results do not meet current projections, it is possible that an additional valuation allowance may be needed in future periods.

   The Company recognizes and measures its unrecognized tax benefit or expense.  The Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. The measurement of unrecognized tax expense or benefit is adjusted when new information is available or when an event occurs that requires a change.   The Company recognizes the accrual of any interest and penalties related to unrecognized tax expense in income tax expense. No interest or penalties were recognized for the three months ended June 30, 2013 and 2012.  The Company does not have any tax positions as of June 30, 2013 for which it is reasonably possible that the total amounts of unrecognized tax benefit or expense will significantly increase or decrease within twelve months of the reporting date.

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

  The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of June 30, 2013:

Fair Value Measurements on Recurring Basis
Assets:	Total	Level 1	Level 2	Level 3
Securities owned at fair value
Mutual funds	$259,136	$259,136	$-	$-
Asset backed securities	13,310		13,310
Total assets	$272,446	$259,136	$13,310	$-

Liabilities:
Securities sold, not yet purchased at fair value
Equities	$14,297	$14,297	$-	$-
Total Liabilities	$14,297	$14,297	$-	$-

    The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2013:

Fair Value Measurements on Recurring Basis
	Total		Level 1	Level 2	Level 3
Assets:
Securities owned at fair value
Mutual funds	$256,509		$256,509	$-	$-
Equities	354		354	-	-
Asset backed securities	2,040		-	2,040
Total assets	$258,903		$256,863	$2,040	$-

Liabilities:
Securities sold, not yet purchased at fair value
Equities	28,946	28,946	28,946	-	-
Total Liabilities	$28,946		$28,946	$-	$-

NOTE 5 – Non-Qualified Deferred Compensation Plan

   Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan, for which ICC is the NQ Plan’s sponsor.  The unfunded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan.  The asset represents the representatives’ invested contributions of deferred commissions, investment gains and losses as well as insurance charges while the liability is comprised of the participant deferrals, unrealized gains and losses and any distributions.  The total amount of deferred compensation was $153,112 and $105,722 for the three months ended June 30, 2013 and 2012, respectively.

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

  The Company maintains Errors and Omissions (“E&O”) insurance to protect itself from potential damages and/or legal costs associated with certain litigation and arbitration proceedings and, as a result, in the majority of cases, the Company’s exposure is limited to $100,000,  or $1,000,000 aggregate  (effective January 2013 for only certain alternative investment products related to defense costs and indemnities) in any one case, subject to policy limitations and exclusions. Thereafter the $1,000,000 aggregate threshold, the Company’s exposure on these same investments is limited to $150,000 and a 10 percent coinsurance. For all other investment products, the Company’s exposure is $100,000 per claim.

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

   As of June 30, 2013 and March 31, 2013, the Company had accrued professional fees relating to the Company’s defense in various legal matters and estimated probable settlement costs of approximately $1,658,000 and $1,534,660, respectively included in accrued expenses and accounts payable. It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated and/or could exceed those accrued as of March 31, 2013.  Key components of the accrual include claims arising from alleged poor performance of certain alternative investments in real estate investments trusts that have experienced bankruptcy or other financial difficulties during or in connection with the recent recession and credit crisis.

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

Stock Awards

  Shares of stock granted under the Company’s equity incentive plans (the “Equity Plans”) as of June  30, 2013 have been either fully vested at the date of grant or subject to vesting over time periods varying from one to seven years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability.  The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant.  Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.

  The following activity occurred during the three months ended June 30, 2013 and 2012:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value
Non-vested at April 1, 2013	440,437	$3.85	2.74 years	$1,695,682
Granted	-	-
Less: vested	(25,984)	3.94		(102,377)
Less: canceled	(819)	4.46		(3,653)
Non-vested at June 30, 2013	413,634	$3.84	2.53 years	$1,588,355

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value
Non-vested at April 1, 2012	77,402	$4.41	2.54 years	$341,343
Granted	-	-		-
Less: vested	(9,240)	4.30		(39,732)
Less: canceled	(4,186)	4.77		(19,967)
Non-vested at June 30, 2012	63,976	$4.41	2.05 years	$282,134

  The Company’s net loss for the three months ended June  30, 2013 includes $0.05 million of compensation costs related to the Company’s grants of restricted stock to employees, $0.01 for grants to directors and $0.04 million for grants to independent representatives under the Plans.  In the prior period, the Company’s net income included $0.01 million in stock compensation to directors, and $0.03 million in stock compensation to independent representatives under the Equity Plans.

Stock Option Grants

  The following table summarizes information regarding the Company's employee and director fixed stock options as of June 30, 2013 and, 2012:

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

  The intrinsic value of the stock options was $619,500 at June 30, 2013 and $480,000 at June 30, 2012.

  The following table summarizes further information about employee and Directors' fixed stock options outstanding as of June 30, 2013:

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

   The Company's has two operating segments, the independent broker-dealer provided by ICC and AD, and asset management and investment advisory services provided by ICA.  ICCIA conducts the sale of insurance products and reports that activity at ICC.

  The segments are strategic business units that are managed separately. They operate under different regulatory systems, provide different services and require distinct marketing strategies and varied technological and operational support. They also have differing revenue models; ICC earns transactional commissions and various fees in connection with the brokerage of securities for its customers. ICCIA generates commissions from insurance products. ICA generates recurring revenue from fees earned on the value of assets under management.  Lastly, AD is eligible to receive commissions on principal transactions of mutual funds and/or variable annuities only. AD, acquired on January 24, 2013, is operational but had no principal transactions during the current period.

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

  Management allocates all expenses separately to the parent and ICC, including allocation of costs associated with shared personnel, based upon time studies and a determination of which entities are the beneficiaries of the services rendered by the personnel. Within ICC, expenses are further allocated between the two segments, ICC and ICA, as follows: overhead expenses pro rata to revenue, direct full-time and time-shared employee costs based on the segments being served, and other personnel-related expenses pro rata to head count. There is no allocation of expenses for AD there are only direct costs for regulatory and professional services in maintaining its shell broker-dealer status.

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

   Segment reporting primarily based on revenue components is as follows for the three months ended:

	June 30, 2013
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$18,557,192	$ 4,477,324	$ (16,144)	$ -	23,018,372
Revenue from transaction with
other operating segments:		-	334,375	-	334,375
Interest and dividend income, net	64,619	-	-	5	64,624
Depreciation and amortization	59,565	917	-	-	60,482
Income (loss) from operations	(1,060,319)	446,831	(56,623)	5	(670,106)
Period end total assets	16,717,008	964,356	2,590,279	10,359	20,282,002
Corporate items and eliminations	-	-	-	-	(1,406,811)

	June 30, 2012
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$16,561,142	$4,175,658	$(12,928)	$-	$20,723,872
Revenue from transaction with
other operating segments:		-	229,916	-	$229,916
Interest and dividend income, net	78,647	-	6	-	$78,653
Depreciation and amortization	81,854	1,167	-	-	$83,021
Income (loss) from operations	55,901	570,878	(177,763)	6	$449,022
Period end total assets	13,765,374	421,381	2,517,783	10,336	$16,714,874
Corporate items and eliminations	-	-	-	-	$(1,471,237)

+

NOTE 9- SUBSEQUENT EVENTS

   The Company has evaluated subsequent events through the date the financial statements were available to be filed.  There were no material subsequent events requiring adjustment to or disclosure in these financial statements.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Management's Discussion and Analysis reviews our consolidated financial condition as of June 30, 2013 and March 31, 2013, the consolidated results of operations for the three months ended June 30, 2013 and 2012 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three months ended June 30, 2013, (ii) the “prior period” means the three months ended June 30, 2012, (iii) an increase or decrease compares the current period to the prior period, and (iv) non-comparative amounts refer to the current period.

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

OUR BUSINESS

•

 We operate primarily through our subsidiary, ICC, as a broker-dealer and, doing business as ICA, as a registered investment advisor, with a national network of independent financial representatives. ICCIA facilitates the sale of insurance products.AD, also a broker-dealer subsidiary, is limited to principal transactions in mutual funds and/or variable annuities only.AD had no principal transactions during the current period. Our principal business location, executive offices, and administration offices are located at Six Kimball Lane, Suite 150, Lynnfield, MA 01940 and it is referred to as our Home office.

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

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT

  Management periodically reviews and analyzes our financial performance across a number of measurable factors considered to be particularly useful in understanding and managing our business.  Key metrics in this process include productivity and practice diversification of representatives, top line commission and advisory services revenues, operating expenses, legal defense and settlement costs, taxes, earnings per share and adjusted EBITDA.

PRODUCTIVITY OF REPRESENTATIVES

  Management believes that improving the overall quality of our independent representatives is a key to achieving growth in revenues and earnings.  We believe that upgrading the business practices of our representatives not only grows revenue, but assists in limiting the cost of overhead functions and representative noncompliance.  We strive to continually improve the overall quality of our force of representatives by:

•	attracting productive and profitable representatives, and
•	supporting representatives further develop their skills and practices, and
•	terminating low quality representatives.

  A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period.  Data for the 12-months ended June 30, 2013 and 2012 are presented below:

	Twelve Months Ended		Change
	June 30, 2013	June 30, 2012	Dollar	Percentage
Rep-generated revenue:
Commission	$67,630,185	$62,616,936	$5,013,249	8.0%
Advisory	16,741,439	15,886,118	855,321	5.4%
Other fee income	1,581,601	856,306	725,295	84.7%
	$85,953,225	$79,359,360	$6,593,865	8.3%

Number of representatives	445	467	(22)	-4.7%

Average revenue per representative	$193,153	$169,934	$23,219	13.7%

  The continued growth in the per capita rep-generated revenue is a direct result of attracting and recruiting new advisors, favorable market conditions and a focused practice management program.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Results of Operations

	Quarter Ended June 30,		Change
	2013	2012	Dollar	Percentage
Revenues:
Commission	$ 18,140,885	$ 16,088,506	$ 2,052,379	12.8%
Advisory fees	4,442,783	4,110,673	332,110	8.1%
Other fee income	219,222	339,103	(119,881)	-35.4%
Other income	280,106	264,243	15,863	6.0%
Total revenue	23,082,996	20,802,525	2,280,471	11.0%

Expenses:
Commissions and advisory fees expense	18,739,847	16,610,153	2,129,694	12.8%
Compensation and benefits	1,738,297	1,579,260	159,037	10.1%
Regulatory, legal and professional	1,803,203	875,632	927,571	105.9%
Brokerage, clearing and exchange fees	393,743	338,101	55,642	16.5%
Technology and communications	342,864	296,978	45,886	15.5%
Advertising, marketing and promotion	360,788	241,273	119,515	49.5%
Occupancy and equipment	85,288	186,108	(100,820)	-54.2%
Other administrative	234,048	217,030	17,018	7.8%
Interest	55,024	8,968	46,056	513.6%
Total expenses	23,753,102	20,353,503	3,399,599	16.7%

Operating (loss) income	(670,106)	449,022	(1,119,128)	-249.2%
(Benefit) provision for income taxes	(310,527)	187,340	(497,867)	-265.8%
Net (loss) income	$ (359,579)	$ 261,682	(621,261)	-237.4%

Adjusted EBITDA:	$ (456,544)	$ 583,998	$ (1,040,542)	-178.2%

Adjustments to conform adjusted EBITDA to GAAP net (loss) income :
Benefit (provision) for income taxes	310,527	(187,340)	497,867	-265.8%
Interest expense	(55,024)	(8,968)	(46,056)	513.6%
Depreciation and amortization	(60,482)	(83,021)	22,539	-27.1%
Non-cash compensation	(98,056)	(42,987)	(55,069)	128.1%
Net (loss) income	$ (359,579)	$ 261,682	$ (621,261)	-237.4%

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

  First quarter Adjusted EBITDA, was $0.5 million loss, a decrease of 178.2 % from a $0.6 million income Adjusted EBITDA before interest, taxes, depreciation, amortization, and non-cash compensation in the comparative quarter. This decrease is primarily due to the operating loss reported in the current period.

REVENUE

     Revenues increased by $2.3 million or by 11.0% primarily due to an increase in top line revenue from both commissions and advisory fees as the Company is focused on growth, both organically through its practice management  initiatives,  as well as through attracting and recruiting new advisors.

   Revenues from commissions increased by 12.8% or by $2.1 million primarily as a result of commissions earned from our direct business, reflecting improved market conditions as well new business from newer representatives. Revenues from advisory services increased also as assets grew, benefiting from an improved stock market compared to last year at this time.

   Our advisor managed program continues to contribute the majority of advisory fee revenue.  Revenues decreased in the A-MAP and F-MAP programs, offset by an increase in revenues and assets under management in our A-MAP FT program, another advisor managed program which includes a flat fee structure. These changes resulted both from new assets as well as from the continued shift of assets by our advisors into fee base programs that meet their clients’ needs.

  Other fee income, which consists primarily of licensing fees, annual administrative fees, and technology fees, decreased 35.4%, largely due to fee rebates.

  Other revenue, which consists of net marketing revenues and interest income, increased primarily from the increase in marketing allowances for product sales offset by a decrease in marketing allowances for sponsorship of events.

EXPENSES

  Total expenses increased by $3.4 million, or 16.7%, principally as a result of increases in commissions and advisory fees compensated to our independent representatives and in regulatory, legal and professional costs. There were also increases in compensation and benefits, marketing and promotion, technology and communications, and interest expense. Offsetting these increases was a decrease in occupancy and equipment.

  Commissions and advisory fees paid to our representatives represent a percentage of revenue of our broker-dealer; accordingly, the ratio of commissions and advisor fees payout as a percentage of top line revenue in the current period decreased with that of the prior period; however, because top line revenue increased there was a corresponding increase in commission payouts to our representatives.

   Regulatory, legal and professional expenses more than doubled; this period’s 105% increase was driven principally by related legal costs incurred to litigate and resolve claims concerning investment products sold by our representatives prior to the recent recession, coupled with an increase in the Company’s professional liability insurance, specifically its self-insured retention on certain specific alternative investment products.

 We will continue to incur legal fees,  settlement costs and E&O premiums as we operate in a litigious, regulated industry. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry or firm practices, that also may result in the imposition of financial or other sanctions. We invest significant resources to mitigate litigation and regulatory exposure by promoting sound operational procedures and obtaining comprehensive insurance coverage.

  The increase in compensation and benefits is attributable to the Company’s salaries returning to base pay levels in the current period as compared to salary reductions initiated in January 2012.  In addition, the Company had new strategic hires in the marketing, compliance, and trading and operations departments.

 The increase in marketing and promotion is the result of costs incurred for advertisements in financial service sector magazines to promote brand awareness and our recruiting campaigns.  In addition, there was an increase in travel and entertainment for completion of risk-based audits completed by our compliance staff. General marketing increased to further support branding and business development specific to assisting our representatives growing their businesses.

 Technology and communications increased due to raised costs by our vendor for reporting software used by our representatives as a tool to provide consolidated client presentations.  Interest expense increased as a result of a subordinated loan from our clearing firm.

   Costs associated with occupancy and equipment decreased from the relocation of our Home Office to more cost effective space, and the result of a favorable outcome in litigation with our previous landlord pertaining to our former rental property lease of our former Home office Location.   Per judge order, the Company was released from all future lease obligations for that particular property.

 The other expense categories had minimal changes in comparing the current period to the prior period.

 We had an income tax benefit of $0.3 million for the three months ended June  30, 2013 as compared to $0.2 million income tax provision for the prior period. The income tax rates for the 2013 and 2012 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the permanent differences created by various accruals for each of the periods presented.

OPERATING AND NET INCOME

   While revenues increased, it was outpaced by costs incurred in providing for reserves and settling of legal cases, thus generating an operating loss in the current period.  Legal settlements on product sales largely completed prior to the recent recessions have significantly impacted our operating and net income results for several reporting periods. Management’s strategy and ultimately success for resolving these cases, along with its sustained organic and recruiting growth initiatives, will be necessary to improve the Company’s operating and net income results going forward.

   The Company’s net loss was $0.4 million, or $0.05 per basic net loss per share, compared to net income of $0.3 million, or $0.04 basic and $0.04 diluted net income per share, for the prior period.

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

  As of June  30, 2013, cash and cash equivalents totaled $6.1 million as compared to $6.6 million as of March 31, 2013. Working capital as of June  30, 2013 was $7.9 million as compared to $7.5 million as of March 31, 2013. The ratio of current assets to current liabilities was 2.1 to 1 as of June  30, 2013, as compared to 1.9 to 1 as of March 31, 2013.

  Operations provided $0.0 million in cash for the current period, as compared to $0.4 million of operating cash provided in the prior period. When comparing the current period cash flow to the prior period cash flow   from operating activities the significant changes were from current period’s net loss versus the prior period’s net income, from account balances held at our clearing firm, and from income taxes due to the income tax benefit in the current period versus an income tax provision in the prior period and from the change in the deferred tax asset.

 For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs for the next twelve months. These needs are to grow top line revenues organically through practice management initiatives and by continuing to  recruit advisors to the firm.

  Net cash flows used in investing activities in the current period represent purchases in equipment,   contributions on an executive life insurance policy, and proceeds from other investments. Net cash flows used in the prior period also represent purchases in equipment.

  Cash flows for financing activities in the current period decreased slightly when compared to the prior period as we paid $0.5 million and $0.7 million in loan payments to finance E&O insurance premiums, respectively, for the periods ended June  30, 2013 and 2012. The Company has a line of credit (“line”) with specific financial covenants with its financial institution. Although there were no borrowings, the Company did achieve the required operating results to meet those covenants.

REGULATORY NET CAPITAL

  Cash disbursements can have a material impact on our registered broker dealer’s regulatory net capital. ICC is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires our broker-dealer subsidiary to maintain minimum net capital.  As of March 31, 2011 and going forward, ICC computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances. Repayment or prepayment of subordinated debt, currently $2,000,000, and withdrawal of equity from retiring partners or officers is subject to net capital not falling below 5% of aggregate debits or 120% of minimum net capital requirement.

   As of June 30, 2013, ICC had net capital of $4.13 million (i.e., an excess of $3.88 million) as compared to net capital of approximately $4.43 million (i.e., an excess of $4.18 million) as of March 31, 2013.

Commitments and Contingencies

  On October 19, 2012 the Company entered into a lease for 14,045 square feet and began occupying that space on December 1, 2012 in Lynnfield, MA.  This lease, which is for a term of sixteen months, expires March 31, 2014.  Subsequent to March 31, 2013, the Company was released from its commercial lease agreement for its prior home office location at 230 Broadway, Lynnfield, MA.

  The total minimum rental due in future periods under these existing agreements as of June 30, 2013 are as follows:

2014	$ 236,010
2015	51,454
2016	51,454
2017	30,863
2018	24,000
$ 369,781

Total lease expense for office space approximated $0.02 and $0.06 million for the three months ended June 30, 2013 and 2012, respectively. Lease expense was adjusted in the current period due to a favorable litigation releasing all lease obligations to a prior landlord.

 The Company offers loans and transition assistance to representatives mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including, but not limited to, the representatives joining the Company and meeting certain production requirements. As of June 30, 2013 and 2012, there were no such outstanding commitments.

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

  As of June  30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

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

ITEMS 2 – 5.

 None.

ITEM 6.  EXHIBITS

Exhibit

Exhibit	Description	Location
Number

3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)

4.1	Form of Stock Certificate	(2)(Exh. 4.1)

10.1	Employment Agreement with Theodore E. Charles (3)	(9)(Exh. 10.2)
10.2	Employment Agreement with Timothy B. Murphy (3)	(9)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (3)	(9)(Exh. 10.3)
10.10	Registration Agreement with Theodore E. Charles et. al	(10)(Exh. 10.1)
10.11	Agreement between the Company and Theodore E. Charles	(11)(Exh. 10.1)
10.12	Amended and Restated Equity and Cash Bonus Incentive Plan with	(13)(Exh. 5.02)
	Timothy B. Murphy and Kathleen L. Donnelly
10.13	Amended and Restated Equity and Cash Bonus Incentive Plan with	(14)(Exh. 5.02)
	Timothy B. Murphy and Kathleen L. Donnelly (voluntarily declined)
10.14	Amended and Restated Equity and Cash Bonus Incentive Plan	(16)(Exh. 5.02)
10.15	Subordinated Loan Agreement and Rider A, dated March 8, 2013, between
	the Company and Pershing, LLC	(17)(Exh. 10.15)

23.1	Consent of MARCUM LLP	(17)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	(1)

99.1	Earnings Press Release and Management Presentation	(15)(Exh.99.1)

101.INS	XBRL Taxonomy Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

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

(14) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed November 29, 2011.

(15) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed February 8, 2013.

(16) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed February 21, 2013.

(17) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 10-K filed June  20, 2013.

  Any exhibit not included with this Form 10-Q when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $0.25 per page plus postage. Such requests should be directed to Rebecca Hice, Assistant Corporate Secretary, Investors Capital Holdings, Ltd., Six Kimball Lane, Suite 150, Lynnfield, MA 01940.

1

2

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS CAPITAL HOLDINGS, LTD

By:	/s/ Kathleen L. Donnelly
Chief Accounting Officer
(Duly authorized officer)

Date: August 14, 2013

3