Form 10-Q
period 2013-09-30
INVESTORS CAPITAL HOLDINGS LTD
filed 2013-11-14
CIK 1001871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

_____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

  There were 7,096,723 shares outstanding of the issuer’s common stock, par value $.01 per share, as of November 7, 2013.

1

PART I

--------------------------------------------------------------------------------

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 4. CONTROLS AND PROCEDURES

PART II

--------------------------------------------------------------------------------

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS

SIGNATURES

2

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	September 30, 2013	March 31, 2013
Assets
Current Assets
Cash and cash equivalents	$6,233,331	$6,589,698
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable and other receivables	5,875,628	7,160,553
Loans receivable from registered representatives (current), net of allowance	710,949	593,730
Prepaid income taxes	186,050	136,972
Securities owned at fair value	277,031	258,903
Prepaid expenses	422,721	722,427
	13,880,710	15,637,283

Property and equipment, net	108,330	194,446

Long Term Assets
Loans receivable from registered representatives	1,039,744	893,703
Non-qualified deferred compensation investment	2,148,276	1,771,044
Cash surrender value life insurance policies	204,731	176,402
	3,392,751	2,841,149
Other Assets
Deferred tax asset, net	1,507,116	1,059,480
Capitalized software, net	81,931	107,590
Other asset	56,704	56,704
	1,645,751	1,223,774

TOTAL ASSETS	$19,027,542	$19,896,652

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$748,983	$1,327,691
Accrued expenses	2,643,550	1,818,379
Commissions payable	3,359,332	3,279,921
Notes payable	431,690	1,488,876
Unearned revenue	522,608	188,651
Securities sold, not yet purchased, at fair value	44,698	28,946
	7,750,861	8,132,464
Long-Term Liabilities
Non-qualified deferred compensation plan	2,383,870	1,968,691
Subordinated borrowings	2,000,000	2,000,000
	4,383,870	3,968,691

Total liabilities	12,134,731	12,101,155

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
7,100,608 issued and 7,096,723 outstanding at September 30, 2013
7,101,427 issued and 7,097,542 outstanding at March 31, 2013	70,957	71,013
Additional paid-in capital	12,832,838	12,594,370
Accumulated deficit	(5,980,849)	(4,839,751)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Total stockholders' equity	6,892,811	7,795,497

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,027,542	$19,896,652
See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	THREE MONTHS ENDED
	September 30,
	2013	2012
Revenue:
Commissions	$17,016,527	$15,779,387
Advisory fees	4,535,767	3,979,313
Other fee income	313,906	337,226
Other revenue	411,604	226,839
Total revenue	22,277,804	20,322,765

Expenses:
Commissions and advisory fees	17,871,474	16,126,655
Compensation and benefits	1,613,175	1,460,708
Regulatory, legal and professional services	2,066,087	977,627
Brokerage, clearing and exchange fees	355,223	364,697
Technology and communications	373,909	327,240
Advertising, marketing and promotion	427,118	231,424
Occupancy and equipment	136,240	178,191
Other administrative	261,462	221,748
Interest	87,459	4,835
Total operating expenses	23,192,147	19,893,125

Operating (loss) income	(914,343)	429,640
(Benefit) provision for income taxes	(132,825)	149,420

Net (loss) income	$(781,518)	$280,220

Basic net (loss) income per share	$(0.12)	$0.04

Diluted net (loss) income per share	$(0.12)	$0.04

Weighted average shares used in basic per share calculations	6,707,905	6,529,786

Weighted average shares used in diluted per share calculations	6,707,905	6,656,165

See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	SIX MONTHS ENDED
	September 30,
	2013	2012
Revenue:
Commissions	$35,157,412	$31,867,893
Advisory fees	8,978,549	8,089,985
Other fee income	533,127	676,330
Other revenue	691,709	491,082
Total revenue	45,360,797	41,125,290

Expenses:
Commissions and advisory fees	$ 36,611,321	$ 32,736,807
Compensation and benefits	3,351,472	3,039,968
Regulatory, legal and professional services	3,869,290	1,853,258
Brokerage, clearing and exchange fees	748,966	702,798
Technology and communications	716,773	624,218
Advertising, marketing and promotion	787,906	472,698
Occupancy and equipment	221,528	364,299
Other administrative	495,510	438,778
Interest	142,482	13,803
Total operating expenses	46,945,248	40,246,627

Operating (loss) income	(1,584,451)	878,663
(Benefit) provision for income taxes	(443,352)	336,760

Net (loss) income	$(1,141,099)	$541,903

Basic net (loss) income per share	$(0.17)	$0.08

Diluted net (loss) income per share	$(0.17)	$0.08

Weighted average shares used in basic per share calculations	6,701,299	6,625,771

Weighted average shares used in diluted per share calculations	6,701,299	6,746,905

See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JUNE  30, 2013 AND 2012 (UNAUDITED)

SIX MONTHS ENDED
	Period Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,141,099)	$541,903
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	120,829	164,017
Deferred taxes, net	(447,636)	445,240
Stock-based compensation	197,884	90,903
Unrealized gain (loss) in marketable securities	14,618	(19,974)
Non-qualified deferred compensation investment	32,934	30,394
Market adjustment cash surrender value life insurance policy	(10,329)	(1,519)
Charge to commission expense (forgivable loans)	218,211	174,359
Allowance for bad debt expense	5,000	2,708
Change in operating assets and liabilities:
Accounts receivable and Other receivables	1,284,925	(403,682)
Prepaid expenses and other	304,719	(142,391)
Loans receivable from registered representatives	(486,471)	(102,984)
Income taxes	(49,078)	(33,480)
Accounts payable	(578,708)	185,720
Securities, net	-	7,863
Accrued expenses	825,171	(41,076)
Commissions payable	79,411	43,283
Unearned revenue	333,957	306,363
Net cash provided by operating activities	704,338	1,247,647

Cash flows from investing activities:
Acquisition of property and equipment	(9,054)	(4,684)
Cash surrender value life insurance policies	(18,000)	-
Proceeds from investments	(16,994)	-
Net cash used in investing activities	(44,048)	(4,684)

Cash flows from financing activities:
Excess tax benefit related to stock awards	40,529	-
Payments on note payable	(1,057,186)	(1,298,392)
Net cash used in financing activities	(1,016,657)	(1,298,392)

Net decrease in cash and cash equivalents	(356,367)	(55,429)
Cash and cash equivalents, beginning of period	6,589,698	4,537,713
Cash and cash equivalents, end of period	$6,233,331	$4,482,284

Supplemental disclosures of cash flow information:
Interest paid	$13,774	$13,803
Income taxes paid	$11,000	$-

See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

  The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three months and six months period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statement presentation. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2013 filed with the SEC, for additional disclosures and a description of accounting policies.

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

Note 2 - Loans to Registered Representatives

  ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance and/or revenue targets.  Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled  $82,950  and  $86,379, for the three months period ended September 30, 2013 and 2012, respectively and $218,211 and $174,359 for the six months period ended September 30, 2013 and 2012, respectively.

    Some loans to registered representatives are not subject to a forgiveness contingency.   These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid.

    Interest charged on these loans to representatives range from 4.25% to 8.25% annually.  Loans to registered representatives are as follows:

	September 30, 2013	March 31, 2013

Forgivable loans	$1,353,806	$1,115,765
Other loans	619,483	604,264
Less: allowance	(222,596)	(232,596)
Total loans	$1,750,693	$1,487,433

   Included in other loans is a loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010. This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter. The amount due on this receivable at September 30, 2013 and March 31, 2013 was $304,758 and $330,587, respectively.

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

   Management concluded that due to the lack of predictability of financial markets, recent instability along with the ongoing regulatory and legal risks and their related defense costs inherent in our industry necessitate we maintain a valuation allowance of approximately $0.5 million.  If future operations exceed current projections, management may conclude such valuation allowance is no longer needed.  Conversely, if future operating results do not meet current projections, it is possible that an additional valuation allowance may be needed in future periods.

   The Company recognizes and measures its unrecognized tax benefit or expense.  The Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. The measurement of unrecognized tax expense or benefit is adjusted when new information is available or when an event occurs that requires a change.   The Company recognizes the accrual of any interest and penalties related to unrecognized tax expense in income tax expense. No interest or penalties were recognized for the three months and six months period ended September 30, 2013 and 2012.  The Company does not have any tax positions as of September 30, 2013 for which it is reasonably possible that the total amounts of unrecognized tax benefit or expense will significantly increase or decrease within twelve months of the reporting date.

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

  The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of September 30, 2013:

Fair Value Measurements on Recurring Basis
Assets:	Total	Level 1	Level 2	Level 3
Securities owned at fair value
Mutual funds	$273,919	$273,919	$-	$-
Equities	1,306	1,306	-	-
Asset backed securities	1,806	-	1,806	-
Total Assets	$277,031	$275,225	$1,806	$-

Liabilities:
Securities sold, not yet purchased at fair value
Exchange traded funds	$17,818	$17,818	$-	$-
Equities	26,880	26,880	-	-
Total Liabilities	$44,698	$44,698	$-	$-

 The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2013:

Fair Value Measurements on Recurring Basis
	Total	Level 1	Level 2	Level 3
Assets:
Securities owned at fair value
Mutual funds	$256,509	$256,509	$-	$-
Equities	354	354	-	-
Asset backed securities	2,040	-	2,040	-
Total assets	$258,903	$256,863	$2,040	$-

Liabilities:
Securities sold, not yet purchased at fair value
Equities	28,946	28,946	-	-
Total Liabilities	$28,946	$28,946	$-	$-

NOTE 5 – Non-Qualified Deferred Compensation Plan

   Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan, for which ICC is the NQ Plan’s sponsor.  The unfunded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan.  The asset represents the representatives’ invested contributions of deferred commissions, investment gains and losses as well as insurance charges while the liability is comprised of the participant deferrals, unrealized gains and losses and any distributions.  The total amount of deferred compensation was $149,225 and $108,710 for the three months period ended September 30, 2013 and 2012, respectively and $302,337 and $214,432 for the six months period ended September 30, 2013 and 2012, respectively.

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

  The Company maintains Errors and Omissions (“E&O”) insurance to protect itself from potential damages and/or legal costs associated with certain litigation and arbitration proceedings and, as a result, in the majority of cases, the Company’s exposure is limited to $100,000,  or $1,000,000 aggregate  (effective January 2013 for only certain alternative investment products related to defense costs and indemnities) in any one case, subject to policy limitations and exclusions. Thereafter the $1,000,000 aggregate threshold, the Company’s exposure on these same investments is limited to $150,000 and a ten (10) percent coinsurance. For all other investment products, the Company’s exposure is $100,000 per claim.

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

   As of September 30, 2013 and March 31, 2013, the Company had accrued professional fees relating to the Company’s defense in various legal matters and estimated probable settlement costs of approximately $2,671,834 and $1,534,660, respectively, included in accrued expenses and accounts payable.  On October 28, 2013 litigation for a single class action trustee was settled for $2,005,000 which is adjusted and accrued as of September 30, 2013.  Additionally, amounts due from the Company’s insurance carrier, totaling $1,000,000, are included in accounts receivable and other receivables on the consolidated balance sheet and included as a reduction of regulatory, legal and professional services in the condensed consolidated statement of operations.

   It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated and/or could exceed those accrued as of September 30, 2013.  Key components of the accrual include claims arising from alleged poor performance of certain alternative investments in real estate investments trusts that have experienced bankruptcy or other financial difficulties during or in connection with the recent recession and credit crisis.

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

Stock Awards

  Shares of stock granted under the Company’s equity incentive plans (the “Equity Plans”) as of September  30, 2013 have been either fully vested at the date of grant or subject to vesting over time periods varying from one to seven years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability.  The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant.  Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.

  The following activity occurred during the three months ended September 30, 2013 and 2012:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value
Non-vested at July 1, 2013	413,634	$3.84	2.53 years	$1,588,355
Granted	-	-
Less: vested	(24,816)	3.93		(97,527)
Less: canceled	-	-		-
Non-vested at September 30, 2013	388,818	$3.83	2.30 years	$1,489,173

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value
Non-vested at July 1, 2012	63,976	$4.41	2.05 years	$282,134
Granted	-	-		-
Less: vested	(15,885)	4.58		(72,753)
Less: canceled	(589)	5.68		(3,346)
Non-vested at September 30, 2012	47,502	$4.33	1.95 years	$205,684

  The Company’s net loss for the three months ended September  30, 2013 includes $0.05 million of compensation costs related to the Company’s grants of restricted stock to employees, $0.01 for grants to directors and $0.04 million for grants to independent representatives under the Plans.  In the prior period, the Company’s net income included $0.02 million in stock compensation to directors, and $0.03 million in stock compensation to independent representatives under the Equity Plans.

 The following activity occurred during the six months ended September 30, 2013 and 2012:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at 4/1/2013	440,437	$3.85	2.74 years	$1,695,682
Granted	-	-		-
Less: vested	(50,800)	$3.94		(200,152)
Less: canceled	(819)	4.46		(3,653)
Non-vested at 9/30/2013	388,818	$3.83	2.30 years	$1,489,173

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at 4/1/2012	77,402	$4.41	2.54 years	$341,343
Granted	-	-		-
Less: vested	(25,125)	4.48		(112,560)
Less: canceled	(4,775)	4.88		(23,302)
Non-vested at 9/30/2012	47,502	$4.33	1.95 years	$205,684

 The Company’s net loss for the six months ended September 30, 2013 includes $0.10 million of compensation costs related to the Company’s grants of restricted stock to employees, $0.02 for grants to directors and $0.08 million for grants to independent representatives under the Plans.  In the prior period, the Company’s net income included $0.02 million in stock compensation to directors, and $0.06 million in stock compensation to independent representatives under the Equity Plans.

Stock Option Grants

  The following table summarizes information regarding the Company's employee and director fixed stock options as of September 30, 2013 and, 2012:

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

    The intrinsic value of the stock options was $654,000 at September 30, 2013 and $450,000 at September 30, 2012.

  The following table summarizes further information about employee and Directors' fixed stock options outstanding as of September 30, 2013:

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

   Segment reporting primarily based on revenue components is as follows for the three months ended:

	September 30, 2013
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$17,611,190	4,607,317	(16,729)	-	$22,201,778
Revenue from transaction with
other operating segments:	$297,889	-		-	$297,889
Interest and dividend income, net	$76,019	-	2	5	$76,026
Depreciation and amortization	$59,430	917	-	-	$60,347
Income (loss) from operations	$(1,509,307)	660,423	(65,464)	5	$(914,343)
Period end total assets	$17,071,481	708,145	2,714,727	10,364	$20,504,717
Corporate items and eliminations	$-	-	(1,477,175)	-	$(1,477,175)

	September 30, 2012
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$16,237,978	$4,033,714	$(17,445)	$-	$20,254,247
Revenue from transaction with
other operating segments:	$266,558	-		-	$266,558
Interest and dividend income, net	$68,513	-	7	-	$68,520
Depreciation and amortization	$79,829	1,167	-	-	$80,996
Income (loss) from operations	$10,888	532,696	(113,951)	7	$429,640
Period end total assets	$13,933,230	456,591	2,912,360	10,343	$17,312,524
Corporate items and eliminations	$-	-	(1,728,824)	-	$(1,728,824)

+

 Segment reporting primarily based on revenue components is as follows for the six months ended:

	September 30, 2013
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$36,168,380	9,084,641	(32,873)	-	$45,220,148
Revenue from transaction with
other operating segments:	$632,264	-	-	-	$632,264
Interest and dividend income, net	$140,638		2	10	$140,650
Depreciation and amortization	$119,912	917	-	-	$120,829
Income (loss) from operations	$(2,607,945)	1,145,571	(122,087)	10	$(1,584,451)
Period end total assets	$17,071,481	708,145	2,714,727	10,364	$20,504,717
Corporate items and eliminations	$-	-	(1,477,175)	-	$(1,477,175)

	September 30, 2012
	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$32,799,117	$8,209,373	$(30,373)	$-	$40,978,117
Revenue from transaction with
other operating segments:	$496,474	-	-	-	$496,474
Interest and dividend income, net	$147,160	-	13	-	$147,173
Depreciation and amortization	$162,850	1,167	-	-	$164,017
Income (loss) from operations	$29,554	1,140,811	(291,715)	13	$878,663
Period end total assets	$13,933,230	456,591	2,912,360	10,343	$17,312,524
Corporate items and eliminations	$-	-	(1,728,824)	-	$(1,728,824)

NOTE 9- SUBSEQUENT EVENTS

   The Company has evaluated subsequent events through the date the financial statements were available to be filed.  On October 2, 2013, RCS Capital Corporation (NYSE: RCAP) (“RCAP”) and Investors Capital Holdings, LTD. (“ICH”) announced its entry on October 1, 2013 into a letter of intent (the “Letter of Intent”)

under which RCAP expects to acquire ICH for aggregate consideration of approximately $52.2 million or for a share purchase price of $7.35 for each share of ICH common stock outstanding, on a fully diluted basis.  Final terms are expected in a Definitive Merger Agreement.  Pursuant to the terms of the letter of intent, the definitive merger agreement between the RCAP and ICH will require that ICH pay RCAP a $3 million termination fee, in certain circumstances, should the merger not be consummated and ICH consummates a business combination transaction with another party other than RCAP.  In addition, ICH has agreed to a 45-day exclusivity period subject to reimbursement of certain expenses of RCAP. Finally, on October 27, 2013,  the Company executed a definitive merger agreement (the “Merger Agreement”) with RCAP, pursuant to which RCAP will acquire ICH and its subsidiaries, including Investors Capital Corporation, for a total consideration of approximately $52.5 million comprised of cash and RCAP stock.  The closing of the transaction is subject to customary closing conditions, including FINRA approval of the proposed change in control, as well as approval of the transaction by ICH stockholders. The transaction is expected to close in the first quarter of 2014.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Management's Discussion and Analysis is a review, a discussion, and an analysis of our consolidated financial condition as of September 30, 2013 and March 31, 2013, the consolidated results of operations for the three months and six months period ended September 30, 2013 and 2012 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three months and six months period ended September 30, 2013, (ii) the “prior period” means the three months and six months period ended September 30, 2012, (iii) an increase or decrease compares the current period to the prior period, and (iv) non-comparative amounts refer to the current period.

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

 On October 27, 2013, RCS Capital Corporation, (“RCAP”) (NYSE: RCAP), a Delaware corporation, and a newly formed wholly owned subsidiary of RCAP entered into an agreement and plan of merger with Investors Capital Holdings, Ltd. (“ICH”) by which RCAP will acquire ICH for approximately $52.5 million, comprised of cash and RCAP common stock.  Following the reverse merger, ICH and its subsidiaries, will continue to operate under current management and the “ICH” and “ICC” brands.  Additionally, ICH’s Board of Directors voted to approve the agreement and plan of merger on October 27, 2013, as well the fairness opinion prepared for the purposes of evaluating this agreement.  The transaction is subject to the approval of ICH’s stockholders, as well as certain regulatory approvals and filings and other customary closing conditions.  The transaction is expected to close in the first quarter of 2014.

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

CRITICAL ACCOUNTING POLICIES

In General

  Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company believes that of its significant accounting policies and litigation and regulatory matters to the Company’s condensed consolidated financial statements contained herein), those dealing with revenue recognition, allowance for doubtful accounts receivable, taxes and accrual of legal expenses involve a particularly high degree of judgment and complexity. Our accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenue and expenses reported in the condensed consolidated financial statements. By their nature, estimates involve judgment based upon available information. Actual results or amounts can and do differ from estimates and the differences can have a material effect on the condensed consolidated financial statements. Therefore, understanding these policies is important to understanding the reported results of operations and the financial position of the Company.

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

  A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period.  Data for the 12-months ended September 30, 2013 and 2012 are presented below:

	Twelve Months Ended		Change
	September 30, 2013	September 30, 2012	Dollar	Percentage
Rep-generated revenue:
Commission	$68,867,325	$62,737,738	$6,129,587	9.8%
Advisory	17,297,894	15,782,395	1,515,499	9.6%
Other fee income	1,558,280	1,084,962	473,318	43.6%
	$87,723,499	$79,605,095	$8,118,404	10.2%

Number of representatives	446	470	(24)	-5.1%

Average revenue per representative	$196,689	$169,373	$27,317	16.1%

  The continued growth in the per capita rep-generated revenue is a direct result of attracting and recruiting new advisors, favorable market conditions and a focused practice management program.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Results of Operations

	Quarter Ended September 30,		Change
	2013	2012	Dollar	Percentage
Revenue:
Commission	$ 17,016,527	$ 15,779,387	$ 1,237,140	7.8%
Advisory fees	4,535,767	3,979,313	556,454	14.0%
Other fee income	313,906	337,226	(23,320)	-6.9%
Other income	411,604	226,839	184,765	81.5%
Total revenue	22,277,804	20,322,765	1,955,039	9.6%

Expenses:
Commissions and advisory fees expense	17,871,474	16,126,655	1,744,819	10.8%
Compensation and benefits	1,613,175	1,460,708	152,467	10.4%
Regulatory, legal and professional	2,066,087	977,627	1,088,460	111.3%
Brokerage, clearing and exchange fees	355,223	364,697	(9,474)	-2.6%
Technology and communications	373,909	327,240	46,669	14.3%
Advertising, marketing and promotion	427,118	231,424	195,694	84.6%
Occupancy and equipment	136,240	178,191	(41,951)	-23.5%
Other administrative	261,462	221,748	39,714	17.9%
Interest	87,459	4,835	82,624	1708.9%
Total expenses	23,192,147	19,893,125	3,299,022	16.6%

Operating (loss) income	(914,343)	429,640	(1,343,983)	-312.8%
(Benefit) provision for income taxes	(132,825)	149,420	(282,245)	-188.9%
Net (loss) income	$ (781,518)	$ 280,220	(1,061,738)	-378.9%

Adjusted EBITDA:	$ (578,494)	$ 563,387	$ (1,141,881)	-202.7%

Adjustments to conform adjusted EBITDA to GAAP net (loss) income :
Benefit (provision) for income taxes	132,825	(149,420)	282,245	-188.9%
Interest expense	(87,459)	(4,835)	(82,624)	1708.9%
Depreciation and amortization	(60,482)	(80,996)	20,514	-25.3%
Non-recurring professional fees	(88,081)	-	(88,081)	100.0%
Non-cash compensation	(99,827)	(47,916)	(51,911)	108.3%
Net (loss) income	$ (781,518)	$ 280,220	$ (1,061,738)	-378.9%

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

  Second quarter  adjusted EBITDA, was $0.6 million loss, a decrease of 203.0% from a $0.6 million income Adjusted EBITDA before interest, taxes, depreciation, amortization, and non-cash compensation in the comparative quarter. This decrease is primarily due to the operating loss reported in the current period triggered from material legal settlements as well as professional costs incurred for the sale of ICH.

REVENUE

     Revenue increased by $2.0 million or by 9.6% primarily due to an increase in top line revenue from both commissions and advisory fees as the Company is focused on growth, both organically through strong business development, advisor recruitment and improved market conditions.

   Revenue from commissions increased by 7.8% or by $1.3 million primarily as a result of commissions earned from both our direct business and from brokerage transactions,  also reflecting improved market conditions. Revenue from advisory services increased also as advisory assets under administration grew, benefiting from an improved stock market compared to last year at this time.

   Our advisor managed program continues to contribute the majority of advisory fee revenue.  Revenue decreased in the A-MAP program and revenue remained relatively flat for the F-MAP programs. These changes were offset by an increase in revenue and assets under management in our A-MAP FT program, another advisor managed program which includes a flat fee structure. These changes resulted both from new assets as well as from the continued shift of assets by our advisors into fee base programs that meet their clients’ needs.

  Other fee income, which consists primarily of licensing fees, annual administrative fees, and technology fees, decreased 6.9%, largely due to fee rebates.

  Other revenue, which consists of net marketing revenues and interest income, increased primarily from the increase in marketing allowances for product sales offset by a decrease in marketing allowances for sponsorship of events.

EXPENSES

  Total expenses increased by $3.3 million, or 16.6%, principally as a result of increases in commissions and advisory fees compensated to our independent representatives and in regulatory, legal and professional costs. There were also increases in compensation and benefits, marketing and promotion, technology and communications, and interest expense. Offsetting these increases was a decrease in occupancy and equipment.

  Commissions and advisory fees paid to our representatives represent a percentage of revenue of our broker-dealer; accordingly, the ratio of commissions and advisor fees payout is directly correlated to increased top line revenue in the current period as compared to the prior period. Accordingly, when the independent registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenue produced.

 Regulatory, legal and professional expenses more than doubled; this period’s 111.3% increase was driven principally by related legal costs incurred to litigate and resolve claims, including one particular claim settling for $2.1 million offset by $1.4 million the Company recovered from its insurance policies and $0.2 million in reserves.

   Otherwise, the reserves largely pertain to claims made on sales of alternative investment products sold by our representatives prior to the recent recession, coupled with an increase in the Company’s self-insured retention, or deductible, specifically for those alternative investment products.

 Finally, there was approximately $0.1 million in legal and professional fees incurred in connection with RCAP’s acquisition of the Company.

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

  The increase in compensation and benefits is attributable to the Company’s salaries returning to base pay levels in the current period as compared to salary reductions in the prior period that were initiated in January 2012.  Also, the Company had new strategic hires in the marketing and compliance departments. The Company’s non-cash compensation expense increased 104.6%, or $0.1 million, for the vesting of non-restricted grants made to employees, representatives and ICH Board members in February 2013.

 The increase in marketing and promotion is the result of costs incurred for advertisements in financial service industry publications to promote brand awareness as well as our targeted recruiting campaigns.  General marketing increased to further support branding from ICC’s Broker Dealer of the Year award and travel related costs for recruitment.

 Technology and communications increased modestly due to increase per user rates on reporting software used by our representatives as a tool to provide consolidated client presentations.  Interest expense increased as a result of quarterly interest charges for ICC’s subordinated loan which was funded in March, 2013.

   Costs associated with occupancy and equipment decreased from the relocation of our Home Office to more cost effective space, and the result of a favorable outcome in litigation with our previous landlord pertaining to our former rental property lease of our former Home office Location.  Per judge’s order earlier this year, the Company was released from all future lease obligations for that particular property.

 All other expenses had minimal changes in comparing the current period to the prior period.

 We had an income tax benefit of $0.1 million for the three months ended September 30, 2013 as compared to $0.1 million income tax provision for the prior period. The income tax rates for the 2013 and 2012 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the permanent differences created by various accruals for each of the periods presented.

OPERATING AND NET INCOME

   While revenue increased, it was outpaced by both actual settlement costs and reserves for settling of pending litigation, thus generating an operating loss in the current period.  Legal settlements on product sales sold prior to the recent recessions have significantly impacted our operating and net income results for several reporting periods.  Management’s strategy and ultimately success for resolving these cases, along with its sustained organic and recruiting growth initiatives, will be necessary to improve the Company’s operating and net income results going forward.

   The Company’s net loss was $0.8 million, or $0.12 per basic net loss per share, compared to net income of $0.3 million, or $0.04 basic and diluted net income per share, for the prior period.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Six Months Ended September 30,		Change
	2013	2012	Dollar	Percentage
Revenue:
Commission	$ 35,157,412	$ 31,867,893	$ 3,289,519	10.3%
Advisory fees	8,978,549	8,089,985	888,564	11.0%
Other fee income	533,127	676,330	(143,203)	-21.2%
Other income	691,709	491,082	200,627	40.9%
Total revenue	45,360,797	41,125,290	4,235,507	10.3%

Expenses:
Commissions and advisory fees expense	36,611,321	32,736,807	3,874,514	11.8%
Compensation and benefits	3,351,472	3,039,968	311,504	10.2%
Regulatory, legal and professional	3,869,290	1,853,258	2,016,032	108.8%
Brokerage, clearing and exchange fees	748,966	702,798	46,168	6.6%
Technology and communications	716,773	624,218	92,555	14.8%
Advertising, marketing and promotion	787,906	472,698	315,208	66.7%
Occupancy and equipment	221,528	364,299	(142,771)	-39.2%
Other administrative	495,510	438,778	56,732	12.9%
Interest	142,482	13,803	128,679	932.3%
Total expenses	46,945,248	40,246,627	6,698,621	16.6%

Operating (loss) income	(1,584,451)	878,663	(2,463,114)	-280.3%
(Benefit) provision for income taxes	(443,352)	336,760	(780,112)	-231.7%
Net (loss) income	$ (1,141,099)	$ 541,903	(1,683,002)	-310.6%

Adjusted EBITDA:	$ (1,035,175)	$ 1,147,384	$ (2,182,559)	-190.2%

Adjustments to conform adjusted EBITDA to GAAP net (loss) income :
Benefit (provision) for income taxes	443,352	(336,760)	780,112	-231.7%
Interest expense	(142,482)	(13,803)	(128,679)	932.3%
Depreciation and amortization	(120,829)	(164,017)	43,188	-26.3%
Non-recurring professional fees	(88,081)	-	(88,081)	-
Non-cash compensation	(197,884)	(90,901)	(106,983)	117.7%
Net (loss) income	$ (1,141,099)	$ 541,903	$ (1,683,002)	-310.6%

ADJUSTED EBITDA

  See information, above, regarding the relevance, calculation and use of adjusted EBITDA set forth in the comparison of the three month periods ended September 30, 2013 and 2012.

REVENUE

   Revenues for the six months ended September 30, 2013 grew by 10.3% or by $4.2 million primarily from top line revenue growth in commissions and advisory fees.  Facilitating this growth are continued efforts to attract new independent representatives, improved market conditions, and dedicated practice management initiatives.

   The Company is focused on expansion and increasing its market share through  marketing efforts to attract independent representatives to the firm along with retaining representatives by its quality customer service. The Company is also revamping its growth initiatives through seminars and conferences in assisting their sales force in growing their business.

EXPENSES

  Expenses increased by $6.7 million or by 16.6 % primarily in commissions and advisory fees due to an increase in sales volume in addition to an increase in legal fees and settlement costs that continue to impact our operating results.  Management is committed in improving its strategy and ultimately its success on these legal settlements, which has restrained the Company’s resources for investment in further growth.

   Technology and communications increased modestly due to increase per user rates on reporting software used by our representatives as a tool to provide consolidated client presentations.  Interest expense increased as a result of quarterly interest charges for ICC’s subordinated loan which was funded in March, 2013.

   The other expense categories were consistent with that of the three month end analysis when comparing the six months period ended September 30, 2013 to the six months period ended September 30, 2012.

OPERATING AND NET INCOME

  The Company reported an operating and net loss for the six months ended September 30, 2013. The $1.6 million operating loss and $1.1 million net loss was largely attributed to legal and professional fees incurred for the settlement of ongoing cases, including one alone for $0.5 million, and reserves recorded for future estimated legal settlements.    The Company’s net loss was $1.1 million, or $0.17 per basic net loss per share, compared to net income of $0.5 million, or $0.08 basic and diluted net income per share, for the prior period.

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

  As of September 30, 2013, cash and cash equivalents totaled $6.2 million as compared to $6.6 million as of March 31, 2013. Working capital as of September 30, 2013 was $6.1 million as compared to $7.5 million as of March 31, 2013. The ratio of current assets to current liabilities was 1.8 to 1 as of September 30, 2013, as compared to 1.9 to 1 as of March 31, 2013.

  Operations provided $0.7 million in cash for the current period, as compared to $1.2 million of operating cash provided in the prior period. When comparing the current period cash flow to the prior period cash flow   from operating activities the significant changes were from current period’s net loss versus the prior period’s net income, from account balances held at our clearing firm, from the change in the deferred tax asset, and significant changes in accounts payable, accrued legal expenses, and accounts receivable and other receivables related to settlements, including a $1.0 million in a receivable for a related insurance recovery.

 For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs for the next twelve months. These needs are to grow top line revenue organically through practice management initiatives and by continuing to  recruit advisors to the firm.

  Net cash flows used in investing activities in the current period represent purchases in equipment,  contributions on an executive life insurance policy, and proceeds from other investments. Net cash flows used in the prior period also represent purchases in equipment.

  Cash flows for financing activities in the current period decreased slightly when compared to the prior period as we paid $1.1 million and $1.3 million in loan payments to finance E&O insurance premiums, respectively, for the periods ended September 30, 2013 and 2012. The Company has a line of credit (“line”) with specific financial covenants with its financial institution. Although there were no borrowings, the Company did achieve the required operating results to meet those covenants.

  Subsequent from the balance sheet date and prior to the filing of this report, the Company finalized a material legal settlement and received a $1.0 million payment for coverage under an insurance policy pertaining to that settlement.  That September 30, 2013 $1.0 million receivable was a non-allowable asset for regulatory net capital.

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

   As of September 30, 2013, ICC had net capital of $2.31 million (i.e., an excess of $2.06 million) as compared to net capital of approximately $4.43 million (i.e., an excess of $4.18 million) as of March 31, 2013.

Commitments and Contingencies

  Operating leases.    On October 19, 2012 the Company entered into a lease for 14,045 square feet and began occupying that space on December 1, 2012 in Lynnfield, MA.  This lease, which originally was for a term of sixteen months with expiration on March 31, 2014, has been amended to a three year extension,  expiring on March 31, 2017. There was no change as to the rentable area of 14,045 square feet being leased; however, the lease calls for a “right of first refusal for additional space’ within that three year period contiguous with our space.

 The total minimum rental due in future periods under these existing agreements as of September 30, 2013 are as follows:

2014	$ 177,491
2015	345,027
2016	356,681
2017	331,995
2018	24,000
$ 1,235,194

Total lease expense for office space approximated $0.07 and $0.06 million for the three months ended and $0.09 and $0.12 million for the six months ended September 30, 2013 and 2012, respectively.

 Subsequent to March 31, 2013, the Company was released from its commercial lease agreement for its prior home office location at 230 Broadway, Lynnfield, MA.  The Company is currently pursing damages in this matter.

   Contingent transition loans.  The Company offers loans and transition assistance to representatives mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including, but not limited to, the representatives joining the Company and meeting certain production requirements.  As of September 30, 2013 and 2012, there were no such outstanding commitments.

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

ITEMS 2 – 5.

 None.

ITEM 6.  EXHIBITS

Exhibit

Exhibit
Number	Description	Location
2.1	Agreement and Plan of Merger by and among RCS Capital Corporation and ICH	(19)(Exh 2.1)

3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)

4.1	Form of Stock Certificate	(2)(Exh. 4.1)

10.1	Employment Agreement with Theodore E. Charles (3)	(9)(Exh. 10.2)
10.1	Voting agreement by and among Timothy B. Murphy and RCS Capital Corporation,	(19)(Exh 10.1)
Zoe Acquisition, LLC and Parent ("Merger Sub")
10.2	Employment Agreement with Timothy B. Murphy (3)	(9)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (3)	(9)(Exh. 10.3)
10.10	Registration Agreement with Theodore E. Charles et. al	(10)(Exh. 10.1)
10.11	Agreement between the Company and Theodore E. Charles	(11)(Exh. 10.1)
10.12	Amended and Restated Equity and Cash Bonus Incentive Plan with	(13)(Exh. 5.02)
Timothy B. Murphy and Kathleen L. Donnelly
10.13	Amended and Restated Equity and Cash Bonus Incentive Plan with	(14)(Exh. 5.02)
Timothy B. Murphy and Kathleen L. Donnelly (voluntarily declined)
10.14	Amended and Restated Equity and Cash Bonus Incentive Plan	(16)(Exh. 5.02)
10.15	Subordinated Loan Agreement and Rider A, dated March 8, 2013, between	(17)(Exh. 10.15)
the Company and Pershing, LLC

23.1	Consent of MARCUM LLP	(17)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	(1)

99.1	Earnings Press Release and Management Presentation	(15)(Exh.99.1)
99.1	RCS Capital Corporation Signs Letter of Intent to Acquire Investors	(18)(Exh. 99.1)
Capital Holdings, Ltd.
99.1	Investors Capital Holdings, Ltd. and RCS Capital Corporation Sign Definitive	(19)(Exh. 99.1)
Merger Agreement
99.2	RCS Capital Corporation Announces Agreement to Acquire Investors Capital	(19)(Exh. 99.2)
Holdings, Ltd.

101.INS	XBRL Taxonomy Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

1

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

(18) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed October 02, 2013.

(19) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed October 28, 2013.

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

Date: November 14, 2013

3