Form 10-Q
period 2013-12-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2014-02-14
CIK 1001871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

_____________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December  31, 2013

Commission File Number: 333-43664

INVESTORS CAPITAL HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3284631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Six Kimball Lane, Suite 150

Lynnfield, Massachusetts    01940

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

  There were 7,093,161 shares outstanding of the issuer’s common stock, par value $.01 per share, as of February 7, 2014.

1

PART I

--------------------------------------------------------------------------------

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 4. CONTROLS AND PROCEDURES

PART II

--------------------------------------------------------------------------------

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS

SIGNATURES

2

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	December 31, 2013	March 31, 2013
Assets
Current Assets
Cash and cash equivalents	$6,366,036	$ 6,589,698
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable and other receivables	5,733,003	7,160,553
Loans receivable from registered representatives (current), net of allowance	725,518	593,730
Prepaid income taxes	209,069	136,972
Securities owned at fair value	300,255	258,903
Prepaid expenses	456,937	722,427
	13,965,818	15,637,283

Property and equipment, net	73,777	194,446

Long Term Assets
Loans receivable from registered representatives	1,055,541	893,703
Non-qualified deferred compensation investment	2,406,202	1,771,044
Cash surrender value life insurance policies	225,525	176,402
	3,687,268	2,841,149
Other Assets
Deferred tax asset, net	1,584,213	1,059,480
Capitalized software, net	69,101	107,590
Other asset	56,704	56,704
	1,710,018	1,223,774

TOTAL ASSETS	$19,436,881	$ 19,896,652

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,532,097	$ 1,327,691
Accrued expenses	1,272,311	1,818,379
Commissions payable	3,981,906	3,279,921
Notes payable	92,718	1,488,876
Unearned revenue	1,210,812	188,651
Securities sold, not yet purchased, at fair value		28,946
	8,089,844	8,132,464
Long-Term Liabilities
Non-qualified deferred compensation plan	2,673,015	1,968,691
Subordinated borrowings	2,000,000	2,000,000
	4,673,015	3,968,691

Total liabilities	12,762,859	12,101,155

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
7,100,608 issued and 7,096,723 outstanding at December 31, 2013
7,101,427 issued and 7,097,542 outstanding at March 31, 2013	71,004	71,013
Additional paid-in capital	12,899,697	12,594,370
Accumulated deficit	(6,266,544)	(4,839,751)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Total stockholders' equity	6,674,022	7,795,497

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,436,881	$ 19,896,652
See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	THREE MONTHS ENDED
	December 31,
	2013	2012
Revenue:
Commissions	$18,583,079	$15,510,183
Advisory fees	4,917,295	4,162,082
Other fee income	904,314	935,375
Other revenue	444,071	158,722
Total revenue	24,848,759	20,766,362

Expenses:
Commissions and advisory fees	19,591,094	16,125,987
Compensation and benefits	1,664,710	1,484,416
Regulatory, legal and professional services	2,371,820	1,378,066
Brokerage, clearing and exchange fees	425,632	385,100
Technology and communications	265,261	337,495
Advertising, marketing and promotion	576,439	188,808
Occupancy and equipment	116,092	170,539
Other administrative	238,046	409,092
Interest	2,986	3,588
Total operating expenses	25,252,080	20,483,091

Operating (loss) income	(403,321)	283,271
(Benefit) provision for income taxes	(117,627)	149,555

Net (loss) income	$(285,694)	$133,716

Basic net (loss) income per share	$(0.04)	$0.02

Diluted net (loss) income per share	$(0.04)	$0.02

Weighted average shares used in basic per share calculations	6,729,264	6,647,700

Weighted average shares used in diluted per share calculations	6,729,264	6,647,700

See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	NINE MONTHS ENDED
	December 31,
	2013	2012
Revenue:
Commissions	$53,740,490	$47,378,076
Advisory fees	13,895,844	12,252,067
Other fee income	1,437,442	1,611,705
Other revenue	1,135,781	649,804
Total revenue	70,209,557	61,891,652

Expenses:
Commissions and advisory fees	56,202,416	48,862,794
Compensation and benefits	5,016,183	4,524,385
Regulatory, legal and professional services	6,241,110	3,231,325
Brokerage, clearing and exchange fees	1,174,598	1,087,898
Technology and communications	982,034	961,713
Advertising, marketing and promotion	1,364,345	661,505
Occupancy and equipment	337,620	534,839
Other administrative	733,556	847,870
Interest	145,468	17,390
Total operating expenses	72,197,330	60,729,719

Operating (loss) income	(1,987,773)	1,161,933
(Benefit) provision for income taxes	(560,977)	486,316

Net (loss) income	$(1,426,796)	$675,617

Basic net (loss) income per share	$(0.21)	$0.10

Diluted net (loss) income per share	$(0.21)	$0.10

Weighted average shares used in basic per share calculations	6,711,816	6,628,389

Weighted average shares used in diluted per share calculations	6,711,816	6,628,389

See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,426,796)	$675,617
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	168,211	246,056
Deferred taxes, net	(524,733)	650,915
Stock-based compensation	290,980	121,256
Unrealized gain (loss) in marketable securities	(29,719)	16,252
Non-qualified deferred compensation investment	49,858	45,033
Market adjustment cash surrender value life insurance policy	(31,123)	(4,222)
Charge to commission expense (forgivable loans)	228,961	181,599
Allowance for bad debt expense		12,708
Change in operating assets and liabilities:
Accounts receivable and Other receivables	1,427,550	(988,063)
Prepaid expenses and other	284,802	(81,637)
Loans receivable from registered representatives	(522,587)	(236,116)
Income taxes	(72,097)	(18,938)
Accounts payable	204,406	(219,452)
Securities, net	-	(26,052)
Accrued expenses	(546,068)	17,689
Commissions payable	701,985	124,245
Unearned revenue	1,022,161	1,086,636
Net cash provided by operating activities	1,225,791	1,603,526

Cash flows from investing activities:
Acquisition of property and equipment	(9,054)	(67,937)
Cash surrender value life insurance policies	(18,000)	-
Trading investments	(40,580)	-
Net cash used in investing activities	(67,634)	(67,937)

Cash flows from financing activities:
Excess tax benefit related to stock awards	14,339	32,336
Payments on note payable	(1,396,158)	(1,554,251)
Net cash used in financing activities	(1,381,819)	(1,521,915)

Net (decrease) increase in cash and cash equivalents	(223,662)	13,674
Cash and cash equivalents, beginning of period	6,589,698	4,537,713
Cash and cash equivalents, end of period	$6,366,036	$4,551,387

Supplemental disclosures of cash flow information:
Interest paid	$104,218	$14,569
Income taxes paid	$19,524	$-

See notes to condensed consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

  On October 2, 2013, RCS Capital Corporation (NYSE: RCAP) (“RCAP”) and Investors Capital Holdings, LTD. (“ICH”) announced its entry on October 1, 2013 into a letter of intent (the “Letter of Intent”) under which RCAP expects to acquire ICH for aggregate consideration of approximately $52.2 million, or for a share purchase price of $7.25 for each share of ICH common stock outstanding, on a fully diluted basis.  On October 27, 2013, the Company executed a definitive merger agreement (the “Merger Agreement”) with RCAP, pursuant to which RCAP will acquire ICH and its subsidiaries, including Investors Capital Corporation, for a total consideration of approximately $52.5 million comprised of cash and RCAP stock. The definitive merger agreement between RCAP and ICH will require that ICH pay RCAP a $3 million termination fee, in certain specific circumstances, should the merger not be consummated and ICH consummates a business combination transaction with another party other than RCAP.  In addition, ICH has agreed to a 45-day exclusivity period subject to reimbursement of certain expenses of RCAP.  The closing of the transaction is subject to customary closing conditions, including FINRA approval of the proposed change in control for ICC, approval of the transaction by ICH stockholders and registration of the Class A common stock of RCAP to be issued as merger consideration. The transaction is expected to close in the first half of 2014.

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

  The accompanying interim unaudited condensed consolidated financial statements of Investors Capital Holdings, Ltd. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these financial statements contain all of the adjustments necessary for a fair presentation of the results of the interim periods presented. Operating results for the three months and nine months period ended December  31, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statement presentation. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2013 filed with the SEC, for additional disclosures and a description of accounting policies.

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

Note 2 - Loans to Registered Representatives

  ICC has granted loans to certain registered representatives with the stipulation that the loans will be forgiven if the representatives remain licensed with the Company for an agreed upon period of time, generally one to five years, and/or meet specified performance and/or revenue targets.  Upon forgiveness, the loans are charged to commission expense for financial reporting purposes. Loans charged to commission expense totaled $10,750 and $7,240, for the three months period ended December 31, 2013 and 2012, respectively and $228,961 and $181,599 for the nine months period ended December 31, 2013 and 2012, respectively.

    Some loans to registered representatives are not subject to a forgiveness contingency.   These loans, as well as loans that have failed the forgiveness contingency, are repaid to the Company by deducting a portion of the representatives’ commission payouts throughout the commission cycle until the loans are repaid.

  Interest charged on these loans to representatives range from 4.25% to 8.25% annually.  Loans to registered representatives are as follows:

	December 31, 2013	March 31, 2013

Forgivable loans	$1,451,948	$1,115,765
Other loans	507,590	604,264
Less: allowance	(178,479)	(232,596)
Total loans	$1,781,059	$1,487,433

  Included in other loans is a loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010. This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter. The amount due on this receivable at December 31, 2013 and March 31, 2013 was $291,141 and $330,587, respectively.

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

   The Company recognizes and measures its unrecognized tax benefit or expense.  The Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. The measurement of unrecognized tax expense or benefit is adjusted when new information is available or when an event occurs that requires a change.   The Company recognizes the accrual of any interest and penalties related to unrecognized tax expense in income tax expense. No interest or penalties were recognized for the three months and nine months period ended December  31, 2013 and 2012.  The Company does not have any tax positions as of December 31, 2013 for which it is reasonably possible that the total amounts of unrecognized tax benefit or expense will significantly increase or decrease within twelve months of the reporting date.

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

  The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  The following tables present the Company's fair value hierarchy for those financial assets and liabilities measured at fair value as of December 31, 2013 and March 31, 2013, respectively:

Fair Value Measurements on Recurring Basis December 31, 2013
Assets:	Total	Level 1	Level 2	Level 3
Securities owned at fair value
Mutual funds	$298,476	$298,476	$-	$-
Equities	-	-	-	-
Asset backed securities	1,779	-	1,779	-
Total Assets	$300,255	$298,476	$1,779	$-

Liabilities:
Securities sold, not yet purchased at fair value
Exchange traded funds	$-	$-	$-	$-
Equities			-	-
Total Liabilities	$-	$-	$-	$-

Fair Value Measurements on Recurring Basis March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Securities owned at fair value
Mutual funds	$256,509	$256,509	$-	$-
Equities	354	354	-	-
Asset backed securities	2,040	-	2,040	-
Total assets	$258,903	$256,863	$2,040	$-

Liabilities:
Securities sold, not yet purchased at fair value
Equities	28,946	28,946	-	-
Total Liabilities	$28,946	$28,946	$-	$-

NOTE 5 – Non-Qualified Deferred Compensation Plan

   Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan, for which ICC is the NQ Plan’s sponsor.  The unfunded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan.  The asset represents the representatives’ invested contributions of deferred commissions, investment gains and losses as well as insurance charges while the liability is comprised of the participant deferrals, unrealized gains and losses and any distributions.  The total amount of deferred compensation was $150,114  and $123,749 for the three months period ended December 31, 2013 and 2012, respectively and $452,451 and $338,181 for the nine months period ended December 31, 2013 and 2012, respectively.

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

  The Company maintains Errors and Omissions (“E&O”) insurance to protect itself from potential damages and/or legal costs associated with certain litigation and arbitration proceedings and, as a result, in the majority of cases, the Company’s exposure is limited to $100,000,  or $1,000,000 aggregate  (effective January 2014 for only certain alternative investment products related to defense costs and indemnities) in any one case, subject to policy limitations and exclusions. Thereafter the $1,000,000 aggregate threshold, the Company’s exposure on these same investments is limited to $150,000 and a ten (10) percent coinsurance. For all other investment products, the Company’s exposure is $100,000 per claim.

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

   As of December 31, 2013 and March 31, 2013, the Company had accrued professional fees relating to the Company’s defense in various legal matters and estimated probable settlement costs of approximately $1,201,600 and $1,534,660, respectively, included in accrued expenses and accounts payable on the consolidated balance sheet.

   It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated and/or could exceed those accrued as of December 31, 2013.  Key components of the accrual include claims arising from alleged poor performance of certain alternative investments in real estate investments trusts that have experienced bankruptcy or other financial difficulties during or in connection with the recent recession and credit crisis.

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

Stock Awards

  Shares of stock granted under the Company’s equity incentive plans (the “Equity Plans”) as of December 31, 2013 have been either fully vested at the date of grant or subject to vesting over time periods varying from one to seven years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability.  The compensation cost associated with these stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant.  Stock grants have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.

  The following activity occurred during the three months ended December 31, 2013 and 2012:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value
Non-vested at October 1, 2013	388,818	$3.83	2.30 years	$1,489,173
Granted
Less: vested	(21,359)	$3.95		$(84,368)
Less: canceled
Non-vested at December 31, 2013	367,459	$3.83	2.07 years	$1,407,368

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value
Non-vested at October 1, 2012	47,502	$4.33	1.95 years	$205,684
Granted
Less: vested	(7,805)	$4.36		$(34,030)
Less: canceled	(2,494)	$4.32		$(10,774)
Non-vested at December 31, 2012	37,203	$4.33	1.76 years	$161,089

  The Company’s net loss for the three months ended December 31, 2013 includes $0.05 million of compensation costs related to the Company’s grants of restricted stock to employees, $0.01 million for grants to directors and $0.03 million for grants to independent representatives under the Plans.  In the prior period, the Company’s net income included $0.01 million in stock compensation to directors, and $0.03 million in stock compensation to independent representatives under the Equity Plans.

 The following activity occurred during the nine months ended December 31, 2013 and 2012:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1,2013	440,437	$3.85	2.74 years	$1,695,682
Granted
Less: vested	(72,159)	$3.94		$(284,306)
Less: canceled	(819)	$4.46		$(3,653)
Non-vested at December 31,2013	367,459	$3.83	2.07 years	$1,407,368

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1, 2012	77,402	$4.41	2.54 years	$341,343
Granted	-	-		-
Less: vested	(32,929)	$4.45		$(146,534)
Less: canceled	(7,270)	$4.69		$(34,096)
Non-vested at December 31,2012	37,203	$4.33	1.76 years	$161,089

 The Company’s net loss for the nine months ended December 31, 2013 includes $0.15 million of compensation costs related to the Company’s grants of restricted stock to employees, $0.03 million for grants to directors and $0.10 million for grants to independent representatives under the Plans.  In the prior period, the Company’s net income included $0.03 million in stock compensation to directors, and $0.09 million in stock compensation to independent representatives under the Equity Plans.

Stock Option Grants

  The following table summarizes information regarding the Company's employee and director fixed stock options as of December 31, 2013 and, 2012:

Employee
	2013		2012
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	150,000	$1.00	150,000	$1.00
Granted			-
Canceled			-
Exercised			-
Outstanding at end of period	150,000	$1.00	150,000	$1.00

Options exercisable at period end	150,000		150,000

Weighted-average fair value of
options granted during the period	-		-

    The intrinsic value of the stock options was $928,500 at December 31, 2013 and $390,000 at December 31, 2012.

  The following table summarizes further information about employee and Directors' fixed stock options outstanding as of December 31, 2013:

Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted-Average RemainingContractual Life	Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$1.00	150,000		$1.00	150,000	$1.00

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

  Management allocates all expenses separately to the parent and ICC, including allocation of costs associated with shared personnel, based upon time studies and a determination of which entities are the beneficiaries of the services rendered by the personnel. Within ICC, expenses are further allocated between the two segments, ICC and ICA, as follows: overhead expenses pro rata to revenue, direct full-time and time-shared employee costs based on the segments being served, and other personnel-related expenses pro rata to head count. There was no allocation of expenses for AD as there was only direct costs for regulatory and professional services in maintaining its shell broker-dealer status. The Company will be allocating expenses for AD for administrative, record-keeping, and compliance purposes pursuant to the expense sharing agreement between, ICH, ICC, and AD, filed with FINRA in February 2014.

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

   Segment reporting primarily based on revenue components is as follows for the three months ended:

		December 31, 2013
		Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue		$19,808,832	4,963,844	(16,841)		$24,755,835
Revenue from transaction with
other operating segments:		$249,984				$249,984
Interest and dividend income, net		$92,917		2	5	$92,924
Depreciation and amortization		$46,465	917			$47,382
Income (loss) from operations		$(1,340,390)	1,769,022	(831,958)	5	$(403,321)
Period end total assets		$17,249,914	699,280	3,234,919	10,369	$21,194,482
Corporate items and eliminations	$			(1,757,601)		$(1,757,601)

		December 31, 2012

	Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue	$16,471,237	$4,212,060	$(14,649)	$-	$20,668,648
Revenue from transaction with
other operating segments:	$245,588	-		-	$245,588
Interest and dividend income, net	$97,706	-	3	6	$97,715
Depreciation and amortization	$80,872	1,167	-	-	$82,039
Income (loss) from operations	$(226,066)	526,885	(17,554)	6	$283,271
Period end total assets	$14,256,786	587,996	2,832,933	10,343	$17,688,058
Corporate items and eliminations	$-	-	(1,617,168)	-	$(1,617,168)

+

 Segment reporting primarily based on revenue components is as follows for the nine months ended:

		December 31, 2013
		Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue		$55,977,212	14,048,485	(49,714)		$69,975,983
Revenue from transaction with
other operating segments:		$882,248				$882,248
Interest and dividend income, net		$233,554		4	16	$233,574
Depreciation and amortization		$167,294	917			$168,211
Income (loss) from operations		$(3,982,057)	2,948,312	(954,044)	16	$(1,987,773)
Period end total assets		$17,249,914	699,280	3,234,919	10,369	$21,194,482
Corporate items and eliminations	$			(1,757,601)		$(1,757,601)

		December 31, 2012
		Commissions	Advisory	ICH	ICH Securities	Totals

Non-interest revenue		$49,270,354	$12,421,432	$(45,022)	$-	$61,646,764
Revenue from transaction with
other operating segments:		$742,063	-	-	-	$742,063
Interest and dividend income, net		$244,866	-	3	19	$244,888
Depreciation and amortization		$244,889	1,167	-	-	$246,056
Income (loss) from operations		$(233,098)	1,704,281	(309,269)	19	$1,161,933
Period end total assets		$14,256,786	587,996	2,832,933	10,348	$17,688,063
Corporate items and eliminations		$-	-	(1,617,168)	-	$(1,617,168)

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Management's Discussion and Analysis is a review, a discussion, and an analysis of our consolidated financial condition as of December 31, 2013 and March 31, 2013, the consolidated results of operations for the three months and nine months period ended December 31, 2013 and 2012 and, as appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.  Unless context requires otherwise, as used in this Management’s Discussion and Analysis (i) the “current period” means the three months and nine months period ended December 31, 2013, (ii) the “prior period” means the three months and nine months period ended December 31, 2012, (iii) an increase or decrease compares the current period to the prior period, and (iv) non-comparative amounts refer to the current period.

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

  On October 2, 2013, RCS Capital Corporation (NYSE: RCAP) (“RCAP”) and Investors Capital Holdings, LTD. (“ICH”) announced its entry on October 1, 2013 into a letter of intent (the “Letter of Intent”) under which RCAP expects to acquire ICH for aggregate consideration of approximately $52.2 million, or for a share purchase price of $7.25 for each share of ICH common stock outstanding, on a fully diluted basis.  On October 27, 2013, the Company executed a definitive merger agreement (the “Merger Agreement”) with RCAP, pursuant to which RCAP will acquire ICH and its subsidiaries, including Investors Capital Corporation, for a total consideration of approximately $52.5 million comprised of cash and RCAP stock.  The definitive merger agreement between RCAP and ICH will require that ICH pay RCAP a $3 million termination fee, in certain specific circumstances, should the merger not be consummated and ICH consummates a business combination transaction with another party other than RCAP.  In addition, ICH has agreed to a 45-day exclusivity period subject to reimbursement of certain expenses of RCAP.  The closing of the transaction is subject to customary closing conditions, including FINRA approval of the proposed change in control for ICC, approval of the transaction by ICH stockholders and registration of the Class A common stock of RCAP to be issued as merger consideration. The transaction is expected to close in the first half of 2014.

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

PRODUCTIVITY OF REPRESENTATIVES

  Management believes that improving the overall quality of our independent representatives is a key to achieving growth in revenues and earnings.  We believe that upgrading the business practices of our representatives not only grows revenue, but assists in limiting the cost of overhead functions and representative noncompliance.  We strive to continually advance the overall quality of our representatives by:

•	attracting productive and profitable representatives, and
•	supporting representatives further develop their skills and practices, and
•	terminating low quality representatives.

  A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a rolling 12-month period.  Data for the 12-months ended December 31, 2013 and 2012 are presented below:

	Twelve Months Ended		Change
	December 31, 2013	December 31, 2012	Dollar	Percentage
Rep-generated revenue:
Commission	$71,940,220	$63,843,194	$8,097,026	12.7%
Advisory	18,053,107	16,146,716	1,906,391	11.8%
Other fee income	1,527,219	1,452,893	74,326	5.1%
	$91,520,546	$81,442,803	$10,077,743	12.4%

Number of representatives	441	454	(13)	-2.9%

Average revenue per representative	$207,530	$179,389	$28,140	15.7%

  The continued growth in the per capita rep-generated revenue is a direct result of our dedicated strategy of attracting and recruiting new advisors, the favorable market conditions and our enhanced practice management program.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER  31, 2013 AND 2012

Results of Operations

	Quarter Ended December 31,		Change
	2013	2012	Dollar	Percentage
Revenue:
Commission	$ 18,583,079	$ 15,510,183	$ 3,072,896	19.8%
Advisory fees	4,917,295	4,162,082	755,213	18.1%
Other fee income	904,314	935,375	(31,061)	-3.3%
Other income	444,071	158,722	285,349	179.8%
Total revenue	24,848,759	20,766,362	4,082,397	19.7%

Expenses:
Commissions and advisory fees expense	19,591,094	16,125,987	3,465,107	21.5%
Compensation and benefits	1,664,710	1,484,416	180,294	12.1%
Regulatory, legal and professional	2,371,820	1,378,066	993,754	72.1%
Brokerage, clearing and exchange fees	425,632	385,100	40,532	10.5%
Technology and communications	265,261	337,495	(72,234)	-21.4%
Advertising, marketing and promotion	576,439	188,808	387,631	205.3%
Occupancy and equipment	116,092	170,539	(54,447)	-31.9%
Other administrative	238,046	409,092	(171,046)	-41.8%
Interest	2,986	3,588	(602)	-16.8%
Total expenses	25,252,080	20,483,091	4,768,989	23.3%

Operating (loss) income	(403,321)	283,271	(686,592)	-242.4%
(Benefit) provision for income taxes	(117,627)	149,555	(267,182)	-178.7%
Net (loss) income	$ (285,694)	$ 133,716	(419,410)	-313.7%

Adjusted EBITDA:	$ 509,235	$ 406,491	$ 102,744	25.3%

Adjustments to conform adjusted EBITDA to GAAP net (loss) income :
Benefit (provision) for income taxes	117,627	(149,555)	267,182	-178.7%
Interest expense	(2,986)	(3,588)	602	-16.8%
Depreciation and amortization	(47,382)	(82,039)	34,657	-42.2%
Non-recurring professional fees	(758,342)	-	(758,342)	-100.0%
Non-cash compensation	(93,096)	(30,353)	(62,743)	206.7%
Forgivable loans charged to commission expense	(10,750)	(7,240)	(3,510)	48.5%
Net (loss) income	$ (285,694)	$ 133,716	$ (419,410)	-313.7%

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

  Third  quarter  adjusted EBITDA, was $0.5 million in income, an increase of 25.3% from a $0.4 million income Adjusted EBITDA in the comparative quarter. This increase is primarily due to $0.8 million in non-recurring professional fees related to the Merger Agreement in the current period.

REVENUE

     Revenue increased by $4.1 million, or by 19.7%, primarily due to an increase in top line revenue from commissions and advisory as the Company is focused on growth, both organically through targeted business development, advisor recruitment and improved market conditions.

   Commissions revenue grew 19.8%, or $3.1 million primarily as a result of additional direct business, reflecting an increase in investments from our representative’s clients.  Advisory services revenue increased 18.1% as the total assets under administration grew, benefiting from an improved stock market as compared to last year at this time and additional assets invested.

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

  Other fee income, which consists primarily of licensing fees, annual administrative fees, and technology fees, was consistent with the same three month period last year.

  Other revenue, which consists of net marketing revenues from strategic partners and interest income,  increased primarily from marketing allowances for product sales offset by a decrease in marketing allowances for sponsorship of events.

EXPENSES

  Expenses increased by $4.8 million, or 23.3%, principally as a result of increases in commissions and advisory fees compensated to our independent representatives on increased sales volume, advertising and marketing costs for practice management and recruiting, as well as increase in professional fees and legal and settlement costs. There were also increases in compensation and benefits. Offsetting these increases was a decrease in occupancy and equipment and technology and communications.

  Commissions and advisory fees paid to our representatives represent a percentage of revenue of our broker-dealer; accordingly, the ratio of commissions and advisor fees payout is directly correlated to increased top line revenue in the current period as compared to the prior period. Accordingly, when the independent registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenue produced. For the three months comparative period December 31, 2013 versus 2012, the payout ratio increased due to enhanced compensation to recently recruited represtatives .

 Regulatory, legal and professional expenses increased by 72.1% as the increase was driven principally by the $0.8 million in legal and professional costs related to the Merger Agreement between RCAP and ICH. Legal fees and settlement costs related to securities litigation were consistent with the prior period; however in the current period our reserves for estimated settlement costs have increased. While the Company had fewer cases

that settled in the current  period versus the prior period, a higher deductible amount per case applies.   These settlements continue to stem largely on claims made from the sales of alternative investment products prior to the recession, coupled with an increase in the Company’s deductible specifically for the alternative investment products.

 We will continue to incur legal fees, settlement costs and E&O premiums as we operate in a litigious, regulated industry. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry or firm practices, that also may result in the imposition of financial or other sanctions. We deliberately apply resources to mitigate litigation and regulatory exposure by promoting operational procedures and obtaining comprehensive insurance coverage.

  The increase in compensation and benefits is attributable to the Company’s salaries returning to base pay levels in the current period as compared to salary reductions in the prior period, offset by increased non-cash compensation expense of $0.1 million, or 206.7% for the vesting of non-restricted stock grants made to ICC employees and representatives, and independent ICH Board of Directors awarded February, 2013.

   Advertising, marketing and promotion costs doubled as the result of advertisements in trade publications to promote our brand awareness and our targeted recruiting campaigns.  General marketing and advertising increased to promote ICC’s 2013 Broker Dealer of the Year award, as well as outside recruiting costs.

   Costs associated with occupancy and equipment decreased primarily as a result of reduced depreciation and amortization incurred in the current period as compared to  the write off of leasehold improvements in our Home office relocation in the prior period.

   Other administrative costs decreased by 41.8%, principally due to one-time home office relocation costs incurred in the prior period.

    We had an income tax benefit of $0.1 million for the three months ended December 31, 2013 as compared to $0.2 million income tax provision for the prior period. The income tax rates for the 2013 and 2012 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the permanent differences created by non-deductible fees related to the merger for each of the periods presented, where applicable.

FINANCIAL RESULTS SUMMARY

    The Company’s operating loss was largely attributed to the Merger Agreement between RCAP and ICH as the significant increase in revenues did not offset the $0.8 million in merger related professional costs; however, we achieved our largest quarterly revenue in our Company’s history.  The Company, through its growth initiatives, its recruiting efforts, along with improved market conditions, was able to achieve notable revenue growth and will continue its efforts to sustain this growth.

    The Company’s net loss was $0.3 million, or $0.04 per basic net loss per share, compared to net income of $0.1 million, or $0.02 basic and diluted net income per share, for the prior period.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER  31, 2013 AND 2012

	Nine Months Ended December 31,		Change
	2013	2012	Dollar	Percentage
Revenue:
Commission	$ 53,740,490	$ 47,378,076	$ 6,362,414	13.4%
Advisory fees	13,895,844	12,252,067	1,643,777	13.4%
Other fee income	1,437,442	1,611,705	(174,263)	-10.8%
Other income	1,135,781	649,804	485,977	74.8%
Total revenue	70,209,557	61,891,652	8,317,905	13.4%

Expenses:
Commissions and advisory fees expense	56,202,416	48,862,794	7,339,622	15.0%
Compensation and benefits	5,016,183	4,524,385	491,798	10.9%
Regulatory, legal and professional	6,241,110	3,231,325	3,009,785	93.1%
Brokerage, clearing and exchange fees	1,174,598	1,087,898	86,700	8.0%
Technology and communications	982,034	961,713	20,321	2.1%
Advertising, marketing and promotion	1,364,345	661,505	702,840	106.2%
Occupancy and equipment	337,620	534,839	(197,219)	-36.9%
Other administrative	733,556	847,870	(114,314)	-13.5%
Interest	145,468	17,390	128,078	736.5%
Total expenses	72,197,330	60,729,719	11,467,611	18.9%

Operating (loss) income	(1,987,773)	1,161,933	(3,149,706)	-271.1%
(Benefit) provision for income taxes	(560,977)	486,316	(1,047,293)	-215.4%
Net (loss) income	$ (1,426,796)	$ 675,617	(2,102,413)	-311.2%

Adjusted EBITDA:	$ (307,730)	$ 1,728,234	$ (2,035,964)	-117.8%

Adjustments to conform adjusted EBITDA to GAAP net (loss) income :
Benefit (provision) for income taxes	560,977	(486,316)	1,047,293	-215.4%
Interest expense	(145,468)	(17,390)	(128,078)	736.5%
Depreciation and amortization	(168,211)	(246,056)	77,845	-31.6%
Non-recurring professional fees	(846,423)	-	(846,423)	-100.0%
Non-cash compensation	(290,980)	(121,256)	(169,724)	140.0%
Forgivable loans charged to commission expense	(228,961)	(181,599)	(47,362)	26.1%
Net (loss) income	$ (1,426,796)	$ 675,617	$ (2,102,413)	-311.2%

ADJUSTED EBITDA

  See information, above, regarding the relevance, calculation and use of adjusted EBITDA set forth in the comparison of the three month periods ended December 31, 2013 and 2012.

REVENUE

 Revenues for the nine months ended December 31, 2013 grew by 13.4 % or by $8.3 million primarily from top line revenue growth in commissions and advisory fees.  Facilitating this growth are continued efforts to attract new independent representatives, improved market conditions, and dedicated practice management initiatives.

   Commissions grew 13.4%, or $6.4 million, while advisory fees grew by $1.6 million, or 13.4%, which comprise approximately 20% of total revenues.  Also, revenues from strategic partners, included in other income, grew by more than 131.1% as a direct result of specific product sales offset by a 235.4% decrease in sponsorship for marketing events.  The Company is focused on expansion and increasing its market share through marketing efforts to attract independent representatives to the firm along with retaining representatives by its 5-star service model and practice management and development initiatives.

 Expenses increased by $11.5 million or by 18.9%.   The increased expense is primarily from commissions and advisory fees paid to our registered representatives on increase in sales volume, coupled with an increased payout ratio. There were also increases in advertising and marketing costs for practice management, recruiting and promotion of our brand.

 Legal defense and settlement costs almost doubled, totaling $6.2 million and continue to negatively impact our operating results. The significant increases in legal and professional pertain to a case we settled for $0.7 million from sales in alternative investments in addition to the $0.8 million in merger related costs. The remaining increase pertains to legal settlements primarily related to sales of alternative investments.

  Compensation and benefits increased by 10.9%, or $0.5 million due to the Company’s salaries returning to base pay levels in the current fiscal year as compared to salary reductions in the prior period.  Also, the Company had new strategic hires in the marketing and compliance departments, as well as non-cash compensation for restricted stock grants awarded in February 2013 resulting in additional compensation of $0.2 million.

 Interest expense increased by $0.13 million as a result of quarterly interest charges for ICC’s subordinated loan which was funded in March, 2013.

   The other expense categories had minor fluxes when comparing nine months ended December 31, 2013 versus nine months ended December 31, 2012 or the changes were consistent with that of the three months  ended analyses.

FINANCIAL RESULTS SUMMARY

   While revenues are increasing to historic levels, it was outpaced by both actual settlement costs and reserves for settling of pending litigation. Legal settlements along with the merger costs attributed to the operating loss in the current period.  Legal settlements stemming from products sold prior to the recent recessions have significantly impacted our results of operations for several reporting periods.  Management’s strategy and ultimately success for resolving these cases, along with its sustained organic and recruiting growth initiatives, will be necessary to improve the Company’s operating and net income results going forward.

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

  As of December 31, 2013, cash and cash equivalents totaled $6.4 million as compared to $6.6 million as of March 31, 2013. Working capital as of December 31, 2013 was $5.9 million as compared to $7.5 million as of March 31, 2013. The ratio of current assets to current liabilities was 1.7 to 1 as of December 31, 2013, as compared to 1.9 to 1 as of March 31, 2013.

  Operations provided $1.2 million in cash for the current period, as compared to $1.6 million of operating cash provided in the prior period. When comparing the current period cash flow to the prior period cash flow   from operating activities the significant changes were from current period’s net loss versus the prior period’s net income, from account balances held at our clearing firm, from the change in the deferred tax asset, and significant changes in accounts payable, accrued legal expenses, and accounts receivable and other receivables related to settlements, including a $1.0 million in a receivable for a related insurance recovery.

   For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs for the next twelve months. These needs are to grow top line revenue organically through practice management initiatives and by continuing to  recruit advisors to the firm.

  Net cash flows used in investing activities in the current period were consistent with net cash flows used in the prior period. Net cash flows in investing activities represent purchases in equipment, contributions on an executive life insurance policy, and proceeds from other investments.

  Cash flows for financing activities in the current period decreased slightly when compared to the prior period as we paid $1.4 million and $1.6 million in loan payments to finance E&O insurance premiums, respectively, for the periods ended December 31, 2013 and 2012. The Company has a line of credit (“line”) with specific financial covenants with its financial institution. Although there were no borrowings, the Company did achieve the required operating results to meet those covenants.

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

   As of December 31, 2013, ICC had net capital of $3.49 million (i.e., an excess of $3.24 million) as compared to net capital of approximately $4.43 million (i.e., an excess of $4.18 million) as of March 31, 2013.

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

 The total minimum rental due in future periods under these existing agreements as of December 31, 2013 are as follows:

2014	$ 100,745
2015	345,027
2016	356,681
2017	331,995
2018	24,000
$ 1,158,448

Total lease expense for office space approximated $0.06 and $0.06 million for the three months ended and $0.15 and $0.18 million for the nine months ended December 31, 2013 and 2012, respectively.

 Subsequent to March 31, 2013, the Company was released from its commercial lease agreement for its prior home office location at 230 Broadway, Lynnfield, MA.  The Company is actively pursuing damages in this matter.

   Contingent transition loans.  The Company offers loans and transition assistance to representatives mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including, but not limited to, the representatives joining the Company and meeting certain production requirements.  As of December  31, 2013 and March 31,2013, there were $0.25 million and $0.0 million outstanding commitments, respectively.

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

  As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions required regarding required disclosure.

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

ITEMS 2 – 5.

 None.

ITEM 6.  EXHIBITS

Exhibit

Exhibit
Number	Description	Location
2.1	Agreement and Plan of Merger by and among RCS Capital Corporation and ICH	(19)(Exh 2.1)

3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)

4.1	Form of Stock Certificate	(2)(Exh. 4.1)

10.1	Employment Agreement with Theodore E. Charles (3)	(9)(Exh. 10.2)
10.1	Voting agreement by and among Timothy B. Murphy and RCS Capital	(19)(Exh 10.1)
Corporation, Zoe Acquisition, LLC and Parent ("Merger Sub")
10.2	Employment Agreement with Timothy B. Murphy (3)	(9)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (3)	(9)(Exh. 10.3)
10.10	Registration Agreement with Theodore E. Charles et. al	(10)(Exh. 10.1)
10.11	Agreement between the Company and Theodore E. Charles	(11)(Exh. 10.1)
10.12	Amended and Restated Equity and Cash Bonus Incentive Plan with	(13)(Exh. 5.02)
Timothy B. Murphy and Kathleen L. Donnelly
10.13	Amended and Restated Equity and Cash Bonus Incentive Plan with	(14)(Exh. 5.02)
Timothy B. Murphy and Kathleen L. Donnelly (voluntarily declined)
10.14	Amended and Restated Equity and Cash Bonus Incentive Plan	(16)(Exh. 5.02)
10.15	Subordinated Loan Agreement and Rider A, dated March 8, 2013, between	(17)(Exh. 10.15)
the Company and Pershing, LLC

23.1	Consent of MARCUM LLP	(17)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	(1)

99.1	Earnings Press Release and Management Presentation	(15)(Exh.99.1)
99.1	RCS Capital Corporation Signs Letter of Intent to Acquire Investors	(18)(Exh. 99.1)
Capital Holdings, Ltd.
99.1	Investors Capital Holdings, Ltd. and RCS Capital Corporation Sign Definitive	(19)(Exh. 99.1)
Merger Agreement
99.2	RCS Capital Corporation Announces Agreement to Acquire Investors Capital	(19)(Exh. 99.2)
Holdings, Ltd.

101.INS	XBRL Taxonomy Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

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

(18) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed October 2, 2013.

2

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

Date: February 14, 2014

3