Form 10-K
period 2014-03-31
INVESTORS CAPITAL HOLDINGS LTD
filed 2014-06-25
CIK 1001871

        INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K                                                  Fiscal Year Ended March 31, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED

MARCH 31, 2014

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        INVESTORS CAPITAL HOLDINGS, LTD – Annual Report on Form 10-K                                                  Fiscal Year Ended March 31, 2014

  Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐Accelerated filer  ☐

Non-accelerated filer  ☐Smaller reporting company  ☒

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐ No ☒

  The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $32,995,978.

  As of June 09, 2014, there were 7,238,309 shares outstanding of the $0.01 par value per share Common Stock of the registrant.

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

Financial information pertaining to the Company for the fiscal years ended March 31, 2014 and 2013 is included in Part II of this document including, without limitation, financial statements and supplementary data in Item 8 thereof.  See Part II, Item 8, Footnote 12 – “Segment Information” for information concerning each of the segments of the Company’s business with respect to the fiscal years ended March 31, 2014 and 2013, including revenues from external customers, a measure of profit or loss, and total assets.

MERGER AGREEMENT

           As previously reported on Form 8-K, on  October  02, 2013, RCS Capital

Corporation (NYSE: RCAP) (“RCAP”) and Investors Capital Holdings, LTD. (“ICH”) announced its entry on October 1, 2013 into a letter of intent (the “Letter of Intent”) under which RCAP expects to acquire ICH for aggregate consideration of approximately $52.5 million, or for a share purchase price of $7.25 for each share of ICH common stock outstanding, on a fully diluted basis.  On October 27, 2013, the Company executed a definitive merger agreement

(the “Merger Agreement”) with RCAP, pursuant to which RCAP will acquire ICH and its subsidiaries, including Investors Capital Corporation, for a total consideration of approximately $52.5 million comprised of cash and RCAP stock.  Pursuant to the definitive merger agreement between RCAP and ICH, it is required that ICH pay RCAP a $3 million termination fee, in certain specific circumstances, should the merger not be consummated and ICH consummates a business combination transaction with another party other than RCAP.  In addition, ICH has agreed to a 45-day exclusivity period subject to reimbursement of certain expenses of RCAP.  The closing of the transaction is subject to customary closing conditions, including FINRA approval of the proposed change in control for ICC, as well as both regulatory and shareholder approval of the transaction by ICH stockholders.

On May 15, 2014, both RCAP and ICH filed with the SEC a Registration Statement on Form S-4 (the “Proxy Statement/Prospectus”) in connection with this proposed transaction.  THE REGISTRATION STATEMENT AND THE PROXY STATEMENT/PROSPECTUS WILL CONTAIN IMPORTANT INFORMATION ABOUT ICH, RCAP, THE PROPOSED TRANSACTION AND RELATED MATTERS. INVESTORS AND SECURITY HOLDERS ARE ENCOURAGED TO READ THE REGISTRATION STATEMENT AND THE PROXY STATEMENT/PROSPECTUS CAREFULLY WHEN THEY BECOME AVAILABLE. Investors and security holders will be able to obtain free copies of the Registration Statement and the Proxy Statement/Prospectus and other documents filed with the SEC by us and RCAP in connection with the proposed transaction through the web site maintained by the SEC at www.sec.gov. In addition, investors and security holders will be able to obtain free copies of the Registration Statement and the Proxy Statement/Prospectus and such other documents by phone, e-mail or written request by contacting our investor relations department c/o Rebecca Hice, Assistant Corporate Secretary, Investors Capital Holdings, Ltd., Six Kimball Lane, Suite 150, Lynnfield, MA 01940; or RCS’s investor relations department c/o Brian Jones, CFO, RCS Capital Corporation, bjones@rcscapital.com, (866) 904-2988.

Upon receipt of sufficient votes, this transaction is expected to close July 2014 although no assurances can be given if and when the merger will close.  RCAP expects that our business, once acquired, will operate independently of RCAP’s wholesale broker-dealer subsidiary, Realty Capital Securities, LLC, and function as a separate business unit alongside RCAP’s existing operating subsidiaries.

Broker-Dealer Services

Investors Capital Corporation

ICC is registered as a securities broker-dealer with the Financial Industry Regulatory Authority ("FINRA"), the SEC, the Municipal Securities Rule Making Board ("MSRB") and the Securities Investor Protection Corporation ("SIPC"). Headquartered in Lynnfield, Massachusetts, the wholly-owned subsidiary of ICH also is duly registered and doing business as a broker-dealer in all 50 states, the Commonwealth of Puerto Rico and the District of Columbia. ICC provides multiple investment products and provides support, technology and back-office services to a network of producing (non-staff) independent registered representatives, of which there were 454 at March 31, 2014.  Broker-dealer commissions and investment advisory fees generated by ICC's registered representatives represented the bulk of the Company's total revenues for the fiscal year ended March 31, 2014.

Advisor Direct

  On January 24, 2013 ICH acquired a shell broker-dealer and received FINRA approval for this new broker-dealer subsidiary, Advisor Direct, Incorporated. AD is a broker-dealer registered with the SEC and is a member of FINRA. AD operates as a (k)(1) Broker-Dealer where principal transactions are limited to mutual funds and/or variable annuities only and has a minimum net capital of $5,000. AD had no principal transactions since the acquisition date as it remains a shell broker-dealer.

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

  We offer prospective representatives an attractive commission payout and the independence of owning and operating their own businesses.  Our representatives generally pay the costs associated with their offices and operations, while we concentrate on providing technical, regulatory, supervisory, compliance and other support services to our independent investment professionals. This allows expansion of our operations with relatively minimal capital outlay.

Compensation to Registered Representatives

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

Support to Registered Representatives

  We provide a variety of services and products to our representatives to enhance their professionalism and productivity.

  Technology Resources. Our technology offerings enable our representatives and/or their clients to perform many tasks on web-based programs. Our proprietary platform CapitalCONNECT provides for intuitive analytics and data management that allows representatives to have a holistic view of client accounts, to track commissions, client documents, access to ICC Transparency document management system and other on-demand reporting.

  Approved Investment Products. Our representatives offer a wide variety of investment products to their clients that are sponsored by well-respected, financially sound companies. We follow a selective due diligence process in determining approved products to be offered to clients by our representatives, and we periodically review the product list for continued maintenance or removal of approved status.

   Marketing. We provide advertising and practice management tools to our representatives to enhance their profile, public awareness and professional stature in the public's eye, including FINRA-approved marketing materials, corporate and product brochures, client letters and website assistance.

  Supervision/Compliance. We maintain comprehensive broker-dealer and investment advisor compliance programs. Our home office licensing, compliance and risk management staffs include three dedicated attorneys.  We also retain experienced supervisors in FINRA-recognized Offices of Supervisory Jurisdiction at our home office and in the field offices across the country that are charged with compliance responsibilities.

  In this period of rapid regulatory change, we closely supervise and monitor the activities of our representatives to mitigate risk and ensure compliance with applicable laws, rules and regulations including anti-money laundering and other programs required by the USA Patriot Act. Our compliance and surveillance efforts are increasingly assisted by computer systems, programs and reports, including routine internal auditing of trading and investment activity.

  Our representatives seek and value assistance in the area of compliance.  Keeping in step with the latest industry regulations, our compliance department provides to our registered representatives, among other things:

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

  Clearing.  We do not hold any funds or securities on behalf of our clients. We have a fully disclosed clearing agreement with Pershing LLC, a subsidiary of Bank of New York Mellon, on a fee-for-service basis to provide orderly processing and clearing of most of our brokerage securities transactions.  Services provided by Pershing include billing and credit extension, as well as control, receipt, custody and delivery of customer securities and funds.

Investment Advisory Services

Investors Capital Advisory Services

  The Company’s investment advisory business is conducted through our broker-dealer subsidiary, ICC, doing business as Investors Capital Advisory Services (“ICA”).

  ICA provides investment advisory services, including asset allocation and portfolio rebalancing, with our various programs.  These services, for the most part, are conducted through our online brokerage platform. Other allocation services are performed directly by fund companies. ICA offers several advisory wrap programs that provide managed advisory accounts for our advisors’ clients, as follows:

A-MAP Suite of Advisory Wrap Programs- Rep-As-Portfolio Manager Program

ICA’s suite of A-MAP Program, including A-MAP, A-MAP AT, & A-MAP FT, enables the advisor to assist a client in creating a personalized investment portfolio. The advisor acts as the portfolio manager, with full investment discretion. A-MAP and A-MAP AT are programs where a platform fee is charged by ICA for its services as a registered investment advisor (“RIA”). A-MAP FT is a program where ICA charges a flat fee in lieu of a platform fee for its services as an RIA.

Fund Select Advisory Wrap Program- Rep-As-Portfolio Manager Program

Fund Select is an advisory program where the advisor creates and manages a customized portfolio constructed primarily of mutual funds.

F-MAP Advisory Wrap Program – Firm managed ETF and Mutual Fund Wrap Program

F-MAP program utilizes an established ICA model portfolio  which creates, manages, rebalances, reallocates, and reports on portfolios that consist of but are not limited to: no-load or load-waived mutual funds, ETF's, and/or variable annuities.

S-MAP Advisory Wrap Program – Separate Account Wrap Program

S-MAP is an advisory program where ICA has entered into agreements with Sub-Advisors who are selected by the representatives to provide advisory services to their clients. The S-MAP portfolios are not managed by ICA; rather they are managed by the Sub-Advisor on a discretionary basis.

Investment Advisor Representatives

  Each of our investment advisor representatives must satisfy licensing requirements of the states in which they operate prior to providing investment advisory services.  As of March 31, 2014,  351 independent investment advisor representatives registered with the various state securities departments were affiliated with ICA, which increased from 339 advisors the previous year.

Asset Allocation Strategy

  Our investment advisor representatives often provide advisory services through our representative-directed program where the asset allocation is performed directly by the independent investment advisor.    Our asset allocation strategy is based on the principle that, by investing in a combination of asset classes, risk may be reduced while seeking enhanced returns.  Combining asset classes that typically do not fluctuate in tandem may lower the volatility of the customer's investment portfolio while providing the potential for long-term returns.  In implementing a personalized asset allocation strategy for each customer:

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

Our Strategy

  Key elements of our strategy to achieve our corporate objectives include:

•

Attract, recruit and retain exceptional financial professionals.  Our business model emphasizes recruitment and retention of capable, experienced independent financial professionals possessing the professional qualifications, knowledge and judgment to provide superior broker-dealer and investment advisory services to their customers.  Our recruitment efforts are supported by advertising, targeted direct mail and telemarketing.

•

Provide technologically innovative solutions to independent financial advisors. We continue to pursue additional technologies to service the rapidly evolving financial services industry. We believe that it is vital for our independent financial advisors to utilize state of the art technology to effectively facilitate their business activity.  With an on-going commitment to provide highly capable technology platform, we believe our independent advisors can leverage these tools to drive efficiency and economies of scale.

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

How We Are Regulated

  Broker-Dealer Regulation

  The securities industry is subject to extensive regulation under both federal and state law. The SEC is the federal agency responsible for administering the federal securities laws that apply to broker-dealers. ICC is a broker-dealer registered with the SEC. In addition to complying with the voluminous and complex rules set out in applicable statutes, including the Securities Act of 1933 and Securities Exchange Act of 1934 (as amended, the “Securities Act” and “Exchange Act”, respectively), The Dodd- Frank Act of 2010 and rules and regulations promulgated thereunder, every registered broker-dealer that conducts business with the public is required to be a member of and subject to the jurisdiction and rules of self-regulatory organizations, such as FINRA.

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

  The SEC and other regulatory agencies in the United States have rules with respect to net capital requirements that affect our broker-dealer subsidiary. These rules are designed to ensure that broker-dealers maintain adequate capital in relation to their liabilities, depending upon the types of securities business conducted and the size of their customer business. These rules have the effect of requiring that a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration with the SEC and suspension and expulsion by the FINRA and other regulatory bodies, and ultimately may require its liquidation. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies and changes in the interpretation or enforcement of existing laws and rules often directly affects the method of operation and profitability of broker-dealers. The SEC and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or registered representatives.

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

Employees

  As of March 31, 2014, we had 62 full-time employees, the majority of whom are located at our principal office in Lynnfield, Massachusetts. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also enter into independent contractor arrangements on an as-needed basis to assist with various aspects of our business.

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

Executive Officers Of The COMPANY

  The following sets forth, as of June 9, 2014, certain information with respect to each of the executive officers of ICH:

  Timothy B. Murphy, age 49, has served as a director of the Company since July 1995.  A founder of the Company, Mr. Murphy has served as President and Chief Executive Officer since August 2009.  He served as Executive Vice President and Chief Financial Officer of the Company from its inception until August and December 2009, respectively, and as President of ICC since its inception. He entered the securities industry in 1991 as an operations manager in the Boston regional office of Clayton Securities. By 1994, he was serving as compliance officer of BayBanks Brokerage and a vice president of G.R. Stuart & Company, another brokerage firm. Mr. Murphy holds various securities licenses including series 4, 7, 24, 27, 53, 63 and 65.

  Kathleen L. Donnelly,  age 42, was promoted to Chief Financial Officer of the Company effective January 1, 2009 and serves as its principal financial officer.  Prior to this appointment, Ms. Donnelly was employed by ICC as Corporate Accountant where she managed the Company’s Sarbanes-Oxley compliance readiness program and provided internal budgeting and financial analysis services.  From 1997 through 2006, she was an Audit Manager with UHY LLP (formerly Brown & Brown, LLP), the Company’s independent public accountants prior to the appointment of Marcum, LLP.  Ms. Donnelly is a Certified Public Accountant.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  Properties.

  Our principal offices are located within a 14,336 square foot facility at Six Kimball Lane, Lynnfield, MA for a three year term, expiring on March 31, 2017.   The total lease expense for office space at this location for fiscal years ended March 31, 2014 and 2013, respectively, was $214,565 and $84,270. For fiscal year end March 31, 2013 there was $199,200 in lease expense for our previous headquarters located at 230 Broadway, Lynnfield, MA 01940.

   The Company relocated its headquarters on December 1, 2012 and subsequently resolved litigation on May 30, 2013 with its prior lessor and landlord, specific to the leased tenancy at 230 Broadway Lynnfield, MA. The Company was awarded a retroactive abatement of certain rental payments, including condo fees and real estate taxes based on a May 30, 2013 court order.  In June 2014, the Company settled this litigation with the lessor of its former home office space for $175,000.

  We believe that our existing property is adequate for current operating requirements of our business; however additional space will be needed as staffing increases.

ITEM 3.  Legal Proceedings.

 The Company operates in a highly litigious and regulated industry,  and we are presently and regularly involved in legal proceedings in the ordinary course of our business, including lawsuits, arbitration claims, regulatory and/or governmental subpoenas, investigations and actions, and other claims.  The Company often is made a defendant in arbitrations and other legal proceedings that are incidental to our securities business.  The Company vigorously contests the allegations of the complaints and believes that there are meritorious defenses in these matters.  From time to time the Company also is the subject of regulatory investigations and proceedings.  Counsel often is unable to confidently predict the likelihood of an outcome, whether favorable or unfavorable, in such matters because of routine and inherent uncertainties. The Company maintains errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims.  In certain instances, our errors and omissions insurance carrier may seek to treat a series of similar claims as “interrelated claims,” which would allow the insurance carrier to aggregate similar claims for purposes of determining their coverage limits. Further, management evaluates whether or not to establish reserves for pending litigation.

 Effective January 2012 to December 31, 2012, for claims related to alternative investments the Company’s exposure was limited to $250,000 in any one case for all other investment products, the Company’s exposure was limited to $100,000 in any one case, subject to policy limitations and exclusions.

Effective January 2012 to December 31, 2013 and from January 2014 to December 31, 2014, for claims related to alternative investment products, the Company’s exposure is limited to $1,000,000 in aggregate defense and indemnity costs, subject to policy terms and conditions.  Thereafter, following satisfaction of this aggregate deductible, the Company’s exposure on claims for these same type of investments is $150,000 per claim, plus an additional 10% co-insurance on amounts exceeding $150,000. For all other investment products, the Company’s exposure is $100,000 per claim.

   The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to a $350,000 deductible per case, subject to policy limitations and exclusions.

   From time to time, we may also be engaged in various legal proceedings not related to securities. We currently maintain various types of insurance, including directors’ and officers’ liability insurance, as well as employment practices liability insurance.

ITEM 4.       [REMOVED]

PART II

ITEM 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

  ICH's common stock has been trading on NYSE AMEX / Alternext US (“Amex”) (formerly, The American Stock Exchange) under the symbol "ICH" since February 8, 2001. Prior to such date, there was no established public trading market for the common stock. As of June 9, 2014, there were 7,238,309 shares outstanding and 211 registered holders thereof.

  The following table presents the high and low closing prices for the common stock of ICH on the Amex for the periods indicated:

	High	Low
Fiscal Year Ended March 31, 2014:
January 1, 2014 through March 31, 2014	$7.29	$7.10
October 1, 2013 through December 31, 2013	$7.24	$5.43
July 1, 2013 through September 30, 2013	$5.84	$4.05
April 1, 2013 through June 30, 2013	$5.13	$3.11

Fiscal Year Ended March 31, 2013:
January 1, 2013 through March 31, 2013	$4.01	$3.46
October 1, 2012 through December 31, 2012	$4.25	$3.50
July 1, 2012 through September 30, 2012	$4.24	$3.76
April 1, 2012 through June 30, 2012	$4.25	$4.00

Cash Dividends

  The Company did not pay any dividends on its common stock during the fiscal years ended March 31, 2014 and 2013.

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

Securities Authorized for Issuance Under Compensation Plans

  The following table presents information as of March 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

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

  See “Footnote 16 –  Benefit Plans” to the Company’s Financial Statements, contained in Part II, Item 8 of this Form 10-K, for a description of the material features of each compensation plan under which equity securities of the Company’s are authorized for issuance that was adopted without the approval of security holders.

recent sales of unregistered securities

  None.

ITEM 6.  selected financial data.

  Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's discussion and analysis reviews our consolidated financial condition as of March 31, 2014 and 2013, the consolidated results of operations for the years ended March 31, 2014 and 2013 and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with the accompanying consolidated financial statements and related notes.  Unless context requires otherwise, as used in this Management's Discussion and Analysis (i) the "current period" means the fiscal year ended March 31, 2014, (ii) the "prior period"

means the fiscal year ended March 31, 2013, (iii) an increase or decrease compares the current period to the prior period, and (iv) all non-comparative amounts refer to the current period.

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

OUR BUSINESS

  We operate primarily through our subsidiary, ICC, as a broker-dealer and, doing business as ICA, as a registered investment advisor, with a national network of independent financial representatives. ICCIA facilitates the sale of insurance products. AD, also a broker-dealer subsidiary, is limited to principal transactions in mutual funds and/or variable annuities only. AD had no principal transactions during the current period. Our principal location, executive offices, and administration offices are located at Six Kimball Lane, Suite 150, Lynnfield, MA 01940 and it is referred to as our Home office.

Broker-Dealer Services

  ICC provides broker-dealer services in support of trading and investment by our representatives’ customers in securities, including corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, limited partnerships and other alternative investments, variable annuities and variable life insurance.  ICC also provides related services such as market information, Internet brokerage, portfolio tracking facilities and records management.

Investment Advisory Services

  We provide investment advisory services, including asset allocation and portfolio rebalancing, for our representatives’ customers through ICA.  We offer various accounts, some of which are managed by our financial advisors, and other that are managed by third parties.  The advisor managed accounts offers various account structures, including fee-based and “wrap fee” accounts.  For financial advisors who prefer not to act as portfolio manager, third party management options are available.  The type of portfolios may include separately managed accounts, mutual funds and other model portfolios.

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

Market Risk

  Market risk is the risk attributable to common macroeconomic factors such as gross domestic product, employment, inflation, interest rates, budget deficits and consumer sentiment. Consumer and producer sentiment is critical to our business. The level of consumer confidence determines their willingness to spend, especially in the financial markets. It is the willingness to spend in the financial markets that is key to our business. A shift in spending in this area, often caused by market volatility, could negatively impact us.  In addition, declines in market values negatively impact investment advisory revenues that are based upon the value of assets under management.  We constantly monitor these economic trends in order to enhance and broaden our product line to mitigate potential negative impact of such trends. Furthermore, we cannot be certain that efforts and focus of management on the Merger will have any market impact to our overall business.

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

Regulatory and Legal Risk

  Regulatory and legal risk includes non-compliance with applicable legal and regulatory requirements and the risk of customer claims that could result in adverse judgments against us. We are subject to extensive regulation in the various jurisdictions in which we operate.  We maintain procedures to address issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer information and funds, the granting of credit, collection activities, money-laundering and record keeping.  However, compliance procedures, no matter how stringent and comprehensive, can only mitigate, but not completely prevent the outcomes and consequences of which often cannot be reasonably foreseen or quantified in advance.  Regulations are constantly evolving and the costs of compliance are ever-increasing.

 Despite meeting regulations we continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints concerning our activities as a broker-dealer, investment advisor, employer or otherwise.  As experienced generally in the industry today, the volume of such complaints has generally trended upward in recent years, particularly in conjunction with market losses incurred by customers during the most recent financial downturn.

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

Productivity

  A key metric that we use to assess the average quality of our producing (non-staff) representatives is per capita rep-generated revenue based on a 12-month period.  Data for the 12-month periods ended March 31, 2014 and 2013 are presented below:

	Year Ended		Change
	March 31, 2014	March 31, 2013	Dollar	Percentage
Rep-generated revenue:
Commission	$71,162,978	$65,577,806	$5,585,172	8.5%
Advisory	18,785,307	16,409,330	2,375,977	14.5%
Other fee income	1,890,338	1,701,482	188,856	11.1%
	$91,838,623	$83,688,618	$8,150,005	9.7%

Number of representatives	454	440	14	3.2%
Average revenue per representative	$202,288	$190,201	$12,087	6.4%

  We believe that the 6.4% increase in per capita rep-generated revenue reflects sustained advisor productivity as well as recruitment of established, higher producing representatives, offsetting retired or terminated lower producing representatives.

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

Comparison of Fiscal Years Ended March 31, 2014 and 2013

  The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

	Year Ended March 31,		Change
	2014	2013	Dollar	Percentage
Revenues:
Commission	$ 71,162,978	$ 65,577,806	$ 5,585,172	8.5%
Advisory fees	18,785,307	16,409,330	2,375,977	14.5%
Other fee income	1,890,338	1,701,482	188,856	11.1%
Other income	1,775,785	1,196,772	579,013	48.4%
Total revenue	93,614,408	84,885,390	8,729,018	10.3%

Expenses:
Commissions and advisory fees expense	74,857,375	67,378,564	7,478,811	11.1%
Compensation and benefits	6,711,672	6,535,007	176,665	2.7%
Regulatory, legal and professional	8,872,985	4,833,915	4,039,070	83.6%
Brokerage, clearing and exchange fees	1,513,332	1,404,075	109,257	7.8%
Technology and communications	1,294,571	1,300,652	(6,081)	-0.5%
Advertising, marketing and promotion	1,683,441	917,181	766,260	83.5%
Occupancy and equipment	465,221	694,326	(229,105)	-33.0%
Other administrative	943,399	1,204,994	(261,595)	-21.7%
Interest	198,456	30,668	167,788	547.1%
Total expenses	96,540,452	84,299,382	12,241,070	14.5%

Operating (loss) income	(2,926,044)	586,008	(3,512,052)	-599.3%
Income tax (benefit) provision for income taxes	(544,966)	219,716	(764,682)	-348.0%
Net income (loss)	$ (2,381,078)	$ 366,292	$ (2,747,370)	-750.0%

Adjusted EBITDA:	$ (698,449)	$ 1,292,286	$ (1,990,735)	-154.0%

Adjustments to conform adjusted EBITDA to GAAP Net (loss) income :
Income tax (provision) benefit	544,966	(219,716)	764,682	-348.0%
Interest expense	(198,456)	(30,668)	(167,788)	547.1%
Depreciation and amortization	(209,930)	(321,231)	111,301	-34.6%
Non-cash equity compensation	(361,469)	(172,780)	(188,689)	109.2%
Forgivable loans amortization	(308,194)	(181,599)	(126,595)	69.7%
Non-recurring professional fees	(1,149,546)	-	(1,149,546)	100.0%
Net (loss) income	$ (2,381,078)	$ 366,292	$ (2,747,370)	-750.0%

Adjusted EBITDA

    Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted by eliminating other non-cash expense such as stock-related compensation, gains or losses on sales of assets, and various non-recurring items such as the $1.2 million in material expenses incurred in connection with the Merger Agreement and customary regulatory filings; (“adjusted EBITDA”), is a key metric we use in evaluating our financial performance.  We consider adjusted EBITDA important in monitoring and evaluating our financial performance on a consistent basis across multiple time periods. We also use adjusted EBITDA as an important measure, among others, to analyze and evaluate financial and strategic planning decisions.

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

Adjusted EBITDA, Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, stock-based compensation and non-recurring items) reflects a loss of $0.7 million for the current fiscal year, as compared to income of $1.3 million in the prior year due to operating costs particularly in regulatory, legal and professional costs, in excess of this fiscal year’s revenue growth.

Revenues

   Revenue for the fiscal year ended March 31, 2014 increased 10.3%, or $8.7 million to $93.6 million, as compared to $84.9 million in the prior period reflecting momentum from both organic and recruiting growth.  Notably, results reflect growth in our higher-margin fee-based business. Commission revenue grew 8.5% to $71.2 million, up from $65.6 million in the prior fiscal year, reflecting increased transaction volume and sales in all major product categories.  Advisory fees increased by 14.5%, again, reflecting both organic growth and our recruitment of higher-producing representatives.  Top-line revenues also benefited from improved financial markets which attributed to an increase in recurring revenues, and revenue earned from sales of brokerage transactions, mutual funds, direct participation programs, and an increase in insurance products.

	Year Ended
	March 31,		Dollar	Percentage
	2014	2013	Change	change
Commission Revenue:
Variable Annuities	$ 25,317,300	$ 26,049,793	$ (732,493)	-2.8%
Brokerage(1)	25,824,271	25,468,471	355,800	1.4%
Direct mutual funds sales	8,205,554	6,730,971	1,474,583	21.9%
Direct participation programs	8,060,542	5,731,812	2,328,730	40.6%
Insurance products	3,755,311	1,596,759	2,158,552	135.2%
Total Commission Revenue	$ 71,162,978	$ 65,577,806	$ 5,585,172	8.5%

1. Revenue designated as Brokerage includes revenue from mutual funds sold through our trading platform.

   Advisory fee-based revenue grew 14.5% to $18.8 million, up from $16.4 million in the prior fiscal year due to both new assets under management and positive market conditions.  Revenues have increased in all of the ICAS programs, most notably in our A-MAP FT program, an advisor-managed program which includes a flat fee rate. A-MAP FT is currently the leading ICAS program in generating the most revenue with largest total assets under management.   A-MAP, our advisor-directed managed assets program, where investment advisory services are provided directly by our independent representatives, continues to be a significant portion of our advisory services revenue.

   We expect advisory revenues to continue to grow, reflecting newly-added assets from our representatives, as well as shift by existing representatives to advisory services. The Company continues to commit resources to amplify growth in this revenue segment. The Company targets recruiting to attract new advisors, plus offers specialized practice management offerings to drive organic growth. Strategic marketing efforts are consistent with the firm’s goal of determinedly growing its revenues through recruiting and organically through enhanced business development. These strategies will be implemented to further differentiate us within the independent broker dealer channel.

  Other fee income increased by 11.1%, or $0.2  million as a result of fees earned for annual renewals, errors and omissions, and monthly technology fees. In the prior fiscal year, the Company offered technology rebates to representatives, totaling approximately $0.2 million as part of the initial year’s platform offerings and their resulting per representative GDC growth.  The rebate program was one-year only.

  The increase in other revenue, which consists of net marketing revenues and interest income, resulted primarily from the rise in marketing allowances earned from product sponsor programs as a result of increased  sales volumes of sponsored investment products.

Expenses

 Total expenses increased by 14.5% principally as a result of increases in commissions and advisory fees paid to our representatives, followed by increases in legal and professional fees for the pending merger with RCAP, coupled with the settlement of multiple claims and arbitrations, and finally, promotional costs supporting our recruiting and branding efforts. We experienced modest increases or reductions in the other expense categories.

  Commissions and advisory fees paid to our representatives are directly related to the proportionate increase in commissions and advisory fee revenues generated by our representatives, as payouts are tied to productivity levels.  Accordingly, the $7.5 million or 11.1% increase in commissions and advisory fees reflects the corresponding increase in commission and advisory fee revenue.    The percentage payout to our representatives increased by 1.0% as compared to last year’s payout percentage thus affecting our overall margin as a result of both the increase in average revenue production per representative, which is paid a higher percentage payout, as well as enhanced payouts awarded to newer representatives.

  Regulatory, legal and professional expenses increased by $4.0 million, or 83.6% when comparing the current period to the prior period. Legal fees and settlement costs increased by $2.8 million mainly due to the increase in our reserves for estimated settlement costs, including a $0.7 million atypical settlement related to a particular class action lawsuit. While the Company had fewer cases that settled in the current period versus the prior period, a higher deductible amount per case applies.  These settlements continue to stem largely on claims made from the sales of alternative investment products prior to the recession, coupled with an increase in the Company’s deductible specifically for the alternative investment products. Finally, legal and professional fees related to the Merger Agreement between RCAP and ICH contributed $1.2 million to the increase.

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

  The 2.7%, or $0.2 million increase in employee compensation and benefits is attributable to the Company’s salaries returning to base pay levels in the current year as compared to salary reductions in the prior year.   There was also an increase in non-cash compensation expense of $0.2 million, or 109.2% for the vesting of non-restricted stock grants made to ICC employees, awarded in February 2013.  These increases were offset by a decrease in incentive bonus compensation of $0.5 million as the Company did not have any incentive bonus compensation for the current period.

  Costs for brokerage, clearing, and exchange fees were relatively consistent with similar costs from the prior period.

  Costs associated with occupancy and equipment decreased 33.0% primarily as a result of reduced rent expense for our current Headquarters and depreciation and amortization incurred in the current period as compared to the write off of leasehold improvements in our prior headquarters after relocation in the prior period.

 Other administrative costs decreased by 21.7%, principally due to one-time home office relocation costs incurred in the prior period.  Interest expense increased as a result of the subordinated debt interest, paid monthly at 8.25%.

FINANCIAL RESULTS SUMMARY

 The Company reported  a  $2.9 million operating loss as compared to $0.6 million in operating income for the prior period. The Company’s net loss totaled $2.4 million, or $0.35 per basic net loss per share, compared to net income totaling  $0.4 million, or $0.06 per basic and diluted net income per share for the prior period.

The Company’s $2.4 million net loss in the current period versus the $0.4 million net income in the prior period is driven by the $1.2 million in professional fees for the pending merger with RCAP, coupled with the settlement of multiple claims and arbitrations, and finally, advertising and promotional costs which increased by 83.5% in recruiting and branding efforts.

   Our business plan is primarily focused on increasing our network of registered representatives and advisors which will expand our revenue base, specifically by recruiting larger producers.  The Company remains focused on the retention of its representative force with enhanced technology, practice management initiatives, compliance education, and quality customer service.

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

  As of March 31, 2014, cash and cash equivalents totaled $4.5 million as compared to $6.6 million as of March 31, 2013. Working capital as of March 31, 2014 was $5.0 million as compared to $7.5 million as of March 31, 2013. The ratio of current assets to current liabilities was 1.62 to 1 as of March 31, 2014 as compared to 1.92 to 1 as of March 31, 2013.

  Cash used in operating activities was relatively insignificant for the fiscal year ended March 31, 2014 as compared to $2.5 million in cash provided for the year ended March 31, 2013.

  In comparing cash flow from operating activities for fiscal year ended March 31, 2014 to 2013, cash flows decreased by $2.5 million largely due to the Company’s current year net loss of $2.4 million as compared to net income of $0.4 million in the prior period, offset by a change in accounts receivable accounts held at our clearing firm. In addition, there were increases in loans receivable due to the increase in issuance of transition loans to newly recruited representatives, liabilities in accounts payable, and accrued legal expenses that decreased operating cash from operating activities.  Finally, there was a change in deferred taxes related to our current tax position offset by an increase in the partial valuation allowance.

  Cash used in investing activities during the current period consisted primarily of investments in marketable securities and in the prior year  mainly from the acquisition of property and equipment due to relocation.

  Financing activities for principal payments on a short-term note obligation to finance insurance premiums in both the current and prior year were $2.1 million and $2.3 million, respectively, for the fiscal years ended March 31, 2014 and 2013. In the prior year, $2.0 million was provided from the $2.0 million subordinated debt borrowing, and in the current period there were no new additional subordinated borrowings.

     The Company experienced significant cash outflows, mainly from expenses that were non-recurring in nature. The $1.2 million related to the Merger Agreement and $0.7 million settlement, net of insurance proceeds, for one particular claim contributed to both the $2.1 million decrease in cash and cash equivalents, as well as regulatory net capital.  The Company may have some additional cash outflows related to the Merger Agreement but nothing of the magnitude experienced this fiscal year. Significant costs related to the Merger Agreement are winding down as evidenced by the recent completed customary regulatory filings. In addition, the Company has settled numerous claims and expects future costs to normalize to amounts reported previously.

  The Company’s ability to continually generate positive cash flows will depend on its future results of operations.   The Company is continuously striving to mitigate operational and legal risks in a stringent regulatory environment along with aiming to increase its market share through its retention and recruiting efforts. The Company is also motivated and monitors both variable and fixed expenses to ensure they are in line with its revenue base by means of operational efficiency.

Management believes that the Company will achieve its revenue growth goals which will generate the necessary capital resources, from its core operations, in the near future once the proposed merger is completed. The Company recently recruited fifty new advisors which will help grow top line revenue. With our 5- star service model we will continue welcoming new advisors to our independent model who are attracted by our value proposition and culture.

ITEM 8.  Financial Statements And Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Investors Capital Holdings, Ltd. and Subsidiaries

Lynnfield, MA

We have audited the accompanying consolidated balance sheets of Investors Capital Holdings, Ltd. and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Capital Holdings, Ltd. and subsidiaries, at March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum, LLP

Boston, Massachusetts

June 25, 2014

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2014	March 31, 2013
Assets
Current Assets
Cash and cash equivalents	$4,481,769	$ 6,589,698
Deposit with clearing organization, restricted	175,000	175,000
Accounts receivable and other receivables	6,555,920	7,160,553
Loans receivable from registered representatives (current portion), net of allowance	785,905	593,730
Prepaid income taxes	49,627	136,972
Securities owned at fair value	307,109	258,903
Prepaid expenses	698,264	722,427
	13,053,594	15,637,283

Property and equipment, net	45,929	194,446

Long Term Assets
Loans receivable from registered representatives	1,207,032	893,703
Non-qualified deferred compensation investment	2,117,966	1,771,044
Cash surrender value life insurance policies	228,678	176,402
	3,553,676	2,841,149
Other Assets
Deferred tax asset, net	1,604,445	1,059,480
Capitalized software, net	56,272	107,590
Other asset	56,704	56,704
	1,717,421	1,223,774

TOTAL ASSETS	$18,370,620	$ 19,896,652

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,264,851	$ 1,327,691
Accrued expenses	1,474,428	1,818,379
Commissions payable	3,643,272	3,279,921
Notes payable	1,353,608	1,488,876
Unearned revenue	324,353	188,651
Securities sold, not yet purchased, at fair value	-	28,946
	8,060,512	8,132,464
Long-Term Liabilities
Non-qualified deferred compensation plan	2,534,221	1,968,691
Subordinated borrowings	2,000,000	2,000,000
	4,534,221	3,968,691

Total liabilities	12,594,733	12,101,155

Stockholders' Equity:
Common stock, $.01 par value, 10,000,000 shares authorized;
7,092,194 issued and 7,088,309 outstanding at March 31, 2014
7,101,427 issued and 7,097,542 outstanding at March 31, 2013	70,920	71,013
Additional paid-in capital	12,955,931	12,594,370
Accumulated deficit	(7,220,829)	(4,839,751)
Less: Treasury stock, 3,885 shares at cost	(30,135)	(30,135)
Total stockholders' equity	5,775,887	7,795,497

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,370,620	$ 19,896,652
See notes to consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	YEARS ENDED
	March 31,
	2014	2013
Revenue:
Commissions	$71,162,978	$65,577,806
Advisory fees	18,785,307	16,409,330
Other fee income	1,890,338	1,701,482
Other revenue	1,775,785	1,196,772
Total revenue	93,614,408	84,885,390

Expenses:
Commissions and advisory fees	74,857,375	67,378,564
Compensation and benefits	6,711,672	6,535,007
Regulatory, legal and professional services	8,872,985	4,833,915
Brokerage, clearing and exchange fees	1,513,332	1,404,075
Technology and communications	1,294,571	1,300,652
Advertising, marketing and promotion	1,683,441	917,181
Occupancy and equipment	465,221	694,326
Other administrative	943,399	1,204,994
Interest	198,456	30,668
Total operating expenses	96,540,452	84,299,382

Operating (loss) income	(2,926,044)	586,008
(Benefit) provision for income taxes	(544,966)	219,716

Net income (loss)	$(2,381,078)	$366,292

Basic net (loss) income per share	$(0.35)	$0.06

Diluted net (loss) income per share	$(0.35)	$0.06

Shares used in basic per share calculations	6,711,522	6,219,022

Shares used in diluted per share calculations	6,711,522	6,522,764

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS  OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2014 and 2013

	COMMON STOCK $.01 PAR VALUE
	Number of Shares	Carrying Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders' Equity

Balance at March 31, 2012	6,689,009	$66,890	$12,425,713	$(5,206,043)	$(30,135)	$7,256,425
Stock-based compensation:
Amortization of deferred compensation			172,780			172,780

Issuance of common stock under plans	420,000	4,200	(4,200)

Cancelled restricted shares	(7,582)	(77)	77

Net income				366,292		366,292

Balance at March 31, 2013	7,101,427	$71,013	$12,594,370	$(4,839,751)	$(30,135)	$7,795,497
Stock-based compensation:
Amortization of deferred compensation			361,469			361,468

Cancelled restricted shares	(9,233)	(93)	92

Net loss				(2,381,078)		(2,381,078)

Balance at March 31, 2014	7,092,194	$70,920	$12,955,931	$(7,220,829)	$(30,135)	$5,775,887

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,381,078)	$366,292
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	209,930	321,231
Deferred tax asset	(544,965)	490,530
Stock-based compensation	361,469	172,780
Unrealized gain in marketable securities	(49,562)	(24,898)
Non-qualified deferred compensation investment	76,379	63,508
Loss on disposal of equipment	-	65,786
Market adjustment cash surrender value life insurance policy	(34,276)	(18,411)
Forgivable loan amortization	308,194	181,599
Provision for doubtful accounts	-	133,464
Change in operating assets and liabilities:
Accounts receivable and other receivables	604,633	(2,635,396)
Prepaid expenses and other	166,392	(100,574)
Loans receivable from registered representatives	(813,698)	(145,316)
Income taxes	87,345	686
Accounts payable	1,850,597	2,712,072
Accrued expenses	(343,951)	410,055
Commissions payable	363,350	492,454
Unearned revenue	135,702	42,453
Net cash (used in) provided by operating activities	(3,539)	2,528,315

Cash flows from investing activities:
Acquisition of property and equipment	(10,095)	(154,308)
Cash surrender value life insurance policies	(18,000)	-
Proceeds from investments	(27,590)	22,209
Capitalized software	-	(22,498)
Net cash used in investing activities	(55,685)	(154,597)

Cash flows from financing activities:
Payments on note payable	(2,048,705)	(2,321,733)
Proceeds from subordinated borrowings	-	2,000,000
Net cash used in financing activities	(2,048,705)	(321,733)

Net (decrease) increase in cash and cash equivalents	(2,107,929)	2,051,985
Cash and cash equivalents, beginning of period	6,589,698	4,537,713
Cash and cash equivalents, end of period	$4,481,769	$6,589,698

Supplemental disclosures of cash flow information:
Interest paid	$157,206	$26,085
Income taxes paid	$11,000	$84,000
Non-cash financing activity:
Insurance premiums	$1,913,437	$2,204,921

The accompanying notes are an integral part of these consolidated financial statements

INVESTORS CAPITAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2014 and 2013

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

•

Advisor Direct, Incorporated (“AD”) is a Broker-Dealer registered with the SEC and is a member of FINRA.  AD is registered to operate as a (k)(1) Broker-Dealer where principal transactions are limited to mutual funds and/or variable annuities only.  On January 25, 2013, Investors Capital Holdings, Ltd.  (“ICH”) acquired all the assets of AD for a cash purchase price of $32,500 and simultaneously changed its name from LifeVest Financial, Inc. to AD.  AD is a wholly-owned subsidiary of ICH.

Significant Transactions

  On October 27, 2013, ICH executed a definitive merger agreement (the “Merger Agreement”) with RCS Capital Corp (“RCAP”), pursuant to which RCAP will acquire ICH and its subsidiaries, including ICC, for a total consideration of approximately $52.5 million comprised of cash and RCAP stock. The closing of the transaction is subject to customary closing conditions, including FINRA approval of the proposed change in control for ICC, as well as both regulatory and shareholder approval of the transaction by ICH stockholders. The Merger Agreement was amended on March 03, 2014. Under the Merger Agreement, as amended, Merger Sub,  a Zoe Acquisition, LLC, a wholly-owned subsidiary of RCAP,   will merge with and into ICH (the “Merger”), with the Company surviving the merger as a subsidiary of RCAP.  RCAP expects that ICH, once the Merger is consummated, will operate independently of RCAP’S wholesale and retail broker-dealer subsidiary, Realty Capital Securities, LLC, and function as a separate business unit alongside RCAP’S existing operating subsidiaries.  The transaction is expected to close in July 2014.

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

  Advisory Fees.  The Company’s managed accounts advisory fees are based on the amount of assets managed per agreement negotiated between its independent representatives and their clients.  These revenues are recorded quarterly as and when billed based on the fair market value of assets managed throughout the quarter.  Any portion remaining uncollected due to account adjustments after account rebalancing is charged against earnings at quarter end.

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

Marketable Securities

  The Company classifies its short-term investments as trading, available for sale, or held to maturity. The Company's marketable securities consist of fixed income instruments and mutual funds and have been classified by management as trading. Accordingly, realized and unrealized gains and losses at year-end are included in the earnings of the Company. The fair market values of these securities are determined based on quoted market prices.

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

  The Company reviews the carrying value of its property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from its use and eventual disposition.   In cases where an asset is not in use and subsequently disposed of, the Company recognizes a loss on disposal that is equal to the carrying value at the time of disposal offset against any proceeds received. The Company reported losses on its disposal of property and equipment of $0 and  $65,786 respectively, for the years ended March 31, 2014 and 2013.

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

 The Company has assessed the realizability of its deferred tax assets to determine whether or not a valuation allowance was required for some or all of its deferred tax assets. The Company also considered its current period reporting results and compared these results to its annual projection. Management anticipates it will achieve profitability and future taxable income. If future operations exceed current projections, management may conclude such valuation allowance is no longer needed. Conversely, if future operating results do not meet current projections, it is possible that an additional valuation allowance may be needed in future periods.

US GAAP requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of March 31, 2014.

 The Company files federal and state income tax returns. The statute of limitations for the federal tax return is three years, and for state tax returns is between a range of three and six years; therefore, federal tax returns before March 31, 2011 are not subject to examination and certain state tax returns before March 31, 2011 and March 31, 2008 are not subject to examination. The Company had returns under examination as of March 31, 2014.

Earnings Per Share

  The Company reports net income (loss) per share.  Diluted earnings per share do not include the effect of stock options as it has an anti-dilutive effect on earnings per share (See Note 17). Basic and diluted net income per common share are determined by dividing net income by the weighted average number of common shares outstanding during the period.

Stock Based Awards

  The Company grants stock based awards to employees, directors, and registered representatives after the awards are approved by the board of directors. These awards are incentive driven and based on performance. (See NOTE 16 BENEFIT PLANS)

Segment Reporting

  The Company makes disclosures about products and services, and major customers. See “Note 12, Segment Information”.

Accounts Receivable – Allowance for Doubtful Accounts

  The Company’s policies for determining whether a receivable is considered uncollectible are as follows:

  Trade receivables from brokers and clearing organizations.    As prescribed by the SEC, trade receivables usually settle within three days. The balances shown as receivable from and payable to brokers and clearing organizations represent amounts due in connection with the Company’s normal transactions involving trading of securities.  Management considers all receivables to be collectible; therefore, no allowance for doubtful accounts has been provided.

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

Valuation of Securities and Other Assets

  Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These may include cash and cash equivalents; securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. Certain financial instruments are classified as trading, available for sale, and held to maturity. The realized gains and losses are recorded in the income statement in the period in which the transactions occurred. The related unrealized gains and losses would be reflected in other comprehensive income depending on the underlying purpose of the instrument.

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

Reclassifications

  Certain amounts in 2013 were reclassified to provide comparison with 2014 classifications.  There was no impact to previously reported Net income (loss) or Net income (loss) per share.

Recent Accounting Pronouncements

   There were no recent accounting pronouncements to be applied for the fiscal years ended March 31, 2014 and 2013.

Subsequent Events

  The Company has evaluated subsequent events through the date the financial statements were available to be filed.  There were no material subsequent events requiring adjustment to or disclosure in these financial statements.

NOTE 3 – Loans to Registered Representatives

    ICC has granted loans to certain registered representatives.  These loans are primarily given to newly recruited representatives to assist in the transition process.  These loans are generally forgivable over a multi-year term, generally one to five years, and forgiveness is based on the condition that the representative remains licensed with the Company and the achievement of specified performance goals.  Upon forgiveness, the loans are charged to commission expense. Loans charged to commission expense totaled $308,194 and $181,599 for the fiscal years ended March 31, 2014 and 2013, respectively.

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

  Interest charged on these loans to representatives range from 4.25% to 8.25% annually.  Loans to registered representatives included in receivables from employees and registered representatives are as follows at March 31:

	2014	2013
Forgivable loans	$1,614,006	$1,115,765

Other loans	378,931	604,264
Less: allowance	-	(232,596)
Total loans	$1,992,937	$1,487,433

  Included in other loans is a loan receivable from a registered representative in connection with a regulatory matter settled with the Massachusetts Securities Division on October 27, 2010. This representative has agreed to reimburse the Company for certain amounts paid by the Company with respect to this regulatory matter. The amount due on this receivable at March 31, 2014 and 2013 was $276,503 and $330,587, respectively.

NOTE 4 - SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED AT FAIR VALUE

   Securities owned consists of marketable securities recorded at fair value.  Securities sold, but not yet purchased represents obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices.  Changes in the value of these securities are reflected currently in the results of operations.

  As of March 31, 2014 and 2013, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

	March 31, 2014
		Sold, Not Yet
	Owned	Purchased
Mutual funds	$307,109	$-

	$307,109	$-

	March 31, 2013
		Sold, Not Yet
	Owned	Purchased
Equities	$354	$28,946
Mutual funds	258,549	-

	$258,903	$28,946

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

  Commissions receivable from one source were 25% and 36% of total receivables for the years ended March 31, 2014 and 2013, respectively.

 At March 31, 2014, the carrying amount of the Company’s cash and cash equivalents was $4,481,769 of which $250,000 was covered by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s cash and cash equivalents as of March 31, 2014 also includes $1,651,682 at its clearing firm of which $500,000 was fully insured by the Securities Investor Protection Corporation (“SIPC”).

At March 31, 2013, the carrying amount of the Company’s cash and cash equivalents was $6,589,698 of which $250,000 was covered by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s cash and cash equivalents as of March 31, 2013 also includes $2,701,440 at its clearing firm of which $500,000 was fully insured by the Securities Investor Protection Corporation (“SIPC”).

NOTE 6 – FAIR VALUE MEASUREMENTS

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

   The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

  The following table presents the Company's fair value hierarchy for those financial assets measured at fair value as of March 31, 2014:

Fair Value Measurements on Recurring Basis
	Total	Level 1	Level 2	Level 3
Assets:
Securities owned at fair value
Mutual funds	$307,109	$307,109	$-	$-
Total assets	$307,109	$307,109	$-	$-

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value as of March 31, 2013:

Fair Value Measurements on Recurring Basis
	Total	Level 1	Level 2	Level 3
Assets:
Securities owned at fair value

Mutual funds	$258,549	$258,549	$-	$-
Equities	354	354	-	-
Total assets	$258,903	$258,903	$-	$-

Liabilities:
Securities sold, not yet purchased at fair value
Equities	$28,946	$28,946	$-	$-
Total liabilities	$28,946	$28,946	$-	$-

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

NOTE 7- PROPERTY AND EQUIPMENT, NET

  Property and equipment consisted of the following at March 31:

	2014	2013
Equipment	$ 1,968,017	$ 1,962,486
Leasehold improvements	112,866	111,825
Furniture and fixtures	387,004	387,004
	2,467,887	2,461,315
Accumulated depreciation and amortization	(2,421,958)	(2,266,869)
Property and equipment, net	$ 45,929	$ 194,446

  Depreciation expense was $158,613 and $234,083 for the year’s ended March 31, 2014 and 2013, respectively.

NOTE 8 - NOTES PAYABLE

  At March 31, 2014 and 2013, notes payable consisted of debt to finance insurance premiums. These notes are referenced in the table below:

March 31,	Lender	Premium	Principal	Interest Rate	Maturity Date
2014	AFCO	Directors and Officers, Liability, Fidelity Bond	$280,699	1.99%	February 17, 2015
	Premium Financing	Errors and Omissions	1,072,909	1.89%	November 30, 2014
			$1,353,608

2013	AFCO	Directors and Officers, Liability, Fidelity Bond	$280,693	1.99%	February 17, 2014
	Premium Financing	Errors and Omissions	1,208,183	1.99%	November 30, 2013
			$1,488,876

  For the years ended March 31, 2014 and 2013 there was no long-term debt outstanding.

NOTE 9 – SUBORDINATED BORROWINGS

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

   As of March 31, 2014 and March 31, 2013, the balance of subordinated borrowings was $2,000,000, respectively. The Company’s subordinated borrowings mature on March 8, 2016. The interest rate on all subordinated borrowings is prime plus five percent (8.25% at March 31, 2013), payable monthly.  Interest expense totaled $165,000 for the year ended March 31, 2014, including accrued interest of $41,250 included in the Consolidated Balance Sheet.  The Company has met each covenant as of March 31, 2014.

NOTE 10  –LINE OF CREDIT

    The Company has a line of credit (“Line”) with maximum borrowings of $1,000,000 at the Bank’s base lending rate (5.00% per year as of March 31, 2014). The Line was renewed on November 22, 2013, and is subject to annual renewal and contains a customary minimum debt service covenant.  There is no outstanding balance at March 31, 2014. The Company had the same lending terms and arrangement in the prior year and there was no outstanding balance at March 31, 2013.

NOTE 11 - INCOME TAXES

  The (benefit) provision for income taxes is as follows for the fiscal years ended March 31:

		2014	2013
Current:
Federal		$-	$(275,496)
State		-	4,682
	$		$(270,814)
Deferred:

Federal	$(607,705)	$461,001
State	(178,438)	29,529
	(786,143)	490,530
Change in valuation allowance	241,177	-

Provision (benefit) for income taxes	$(544,966)	$219,716

  Deferred income taxes are the result of timing differences between book and taxable income and consist primarily of deferred compensation, legal accruals, differences between depreciation expenses, and a net operating loss for financial statement purposes versus tax return purposes.

  Net deferred tax assets (liabilities) within each tax jurisdiction consisted of the following at:

	March 31, 2014
	Asset	Liability	Valuation Allowance	Net deferred tax asset

Federal	$ 1,961,177	$ (276,929)	$ -	$ 1,684,248
State	703,710	(53,639)	-	650,071
Valuation allowance	-	-	(729,874)	(729,874)
Total	$ 2,664,887	$ (330,568)	$ (729,874)	$ 1,604,445

	March 31, 2013
	Asset	Liability	Valuation Allowance	Net deferred tax asset

Federal	$ 1,136,234	$ (62,037)	$ -	$ 1,074,197
State	493,828	(19,848)	-	473,980
Valuation allowance	-	-	(488,697)	(488,697)
Total	$ 1,630,062	$ (81,885)	$ (488,697)	$ 1,059,480

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

	Years Ended March 31,
	2014	2013
Deferred tax assets (liabilities):
Accruals and reserves	$406,346	$533,124
Deferred compensation	1,176,853	926,715
Depreciation and other	59,569	(15,478)
Charitable contributions	25,365	73,633
Net operating losses	708,886	112,068
Other liabilities	(42,700)	(81,885)

Total deferred tax assets, net, before valuation allowance	2,334,319	1,548,177
Valuation allowance	(729,874)	(488,697)

Total deferred tax assets, net	$1,604,445	$1,059,480

The total income tax provision (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

	Years Ended March 31,
	2014	2013

Tax at U.S. statutory rate	$(998,936)	$199,397
State taxes, net of federal benefit	(125,130)	83,633
Merger transaction costs	318,398	-
Unallowable expenses	18,164	20,150
Change in valuation allowance	241,177	-
Other adjustments	1,361	(83,464)
Provision (benefit) for income taxes	$(544,966)	$219,716

 The Company assesses the realizability of its deferred tax assets to determine whether or not a valuation allowance was required for some or all of its deferred tax assets. The Company considered both positive and negative evidence. Positive evidence, includes the Company’s recent history of taxable income in three of the past six years (2013, 2011 and 2010) which was the most significant factor used by the Company in the determination of whether a valuation allowance was required against recorded deferred tax assets. Also, the Company determined that its US GAAP losses over the prior fiscal years including this current year resulted from significant non-recurring and certain significant non-deductible expenses which the Company believes is further positive evidence that mitigates the negative evidence evaluated. Negative evidence, specifically the three years’ cumulative GAAP losses totaling $3.0 million includes $1.3 million of expenses in 2012 and $1.2 million in 2014, which were non-recurring in nature. The Company excluded these items in determining a partial valuation allowance was sufficient.

      The Company recorded a $0.5 million partial valuation allowance initially in March 31, 2012, after weighing all the positive and negative evidence, and that most of the GAAP and taxable losses had been related to both non-recurring and non-deductible items related to a change of ownership. The Company did not release the partial valuation in fiscal year ended March 31, 2013 after reporting both GAAP and taxable income, and the partial valuation allowance remained unchanged during fiscal year ended March 31, 2013. The Company considered factors to determine whether to record a full release of the partial valuation allowance, or adjust that valuation allowance to represent the net operating loss of approximately $112,000. In consideration of qualitative factors of continued cumulative US GAAP losses, despite the current period’s profitability and taxable income, the Company made a final judgment not to reduce the partial valuation allowance at March 31, 2013.

    For the year ended March 31, 2014, based on the Company’s review of all the positive and negative evidence, the Company recorded a valuation allowance of $0.73 million which approximates the net operating loss of $0.71 million.  Net operating loss carryforwards totaling $4.96 million will expire through 2034 and are subject to limitations pursuant to Section 382 of the Internal Revenue Code.

The Company recognizes and measures its unrecognized tax benefit or expense. The Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. The measurement of unrecognized tax expense or benefit is adjusted when new information is available or when an event occurs that requires a change. The Company recognizes the accrual of any interest and penalties related to unrecognized tax expense in income tax expense. No interest or penalties were recognized in 2014 and 2013.

   The Company does not have any tax positions as of March 31, 2014 for which it is reasonably possible that the total amounts of unrecognized tax benefit or expense will significantly increase or decrease within twelve months of the reporting date. The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits.

NOTE 12 - SEGMENT INFORMATION

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

The Company allocated expenses to AD for administrative, record-keeping, and compliance purposes pursuant to the expense sharing agreement between, ICH,ICC, and AD, filed with FINRA in January 2014. There were $2,880 in allocated expenses from ICC to AD, and $10,013 in direct costs from ICH to AD for regulatory and professional services in maintaining its shell broker-dealer status.

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

   Segment reporting primarily based on revenue components is as follows for the years ended:

	March 31, 2014
	Commissions	Advisory	ICH	ICH Securities	Total
Non-interest revenue	$ 74,349,498	$ 19,030,574	$ (76,213)	$ -	$ 93,303,859
Revenue from transaction with
other operating segments	1,089,608	-	-	-	$ 1,089,608

Interest and dividend income, net	310,524	-	6	19	$ 310,549
Depreciation and amortization	209,014	916	-	-	$ 209,930
Income (loss) from operations	(3,574,353)	1,997,912	(1,349,622)	19	$ (2,926,044)
Year-end total assets	17,123,833	696,163	2,752,599	10,372	$ 20,582,967
Corporate items and eliminations	-	-	(2,212,347)	-	$ (2,212,347)

	March 31, 2013
	Commissions	Advisory	ICH	ICH Securities	Total
Non-interest revenue	$ 67,950,846	$ 16,669,329	$ (63,410)	$ -	$ 84,556,765
Revenue from transaction with
other operating segments	871,397	-	-	-	$ 871,397
Interest and dividend income, net	328,598	-	3	24	$ 328,625
Depreciation and amortization	320,064	1,167	-	-	$ 321,231
Income (loss) from operations	(1,131,659)	2,160,308	(442,665)	24	$ 586,008
Year-end total assets	17,489,215	1,231,714	2,440,116	10,353	$ 21,171,398
Corporate items and eliminations	-	-	(1,274,746)	-	$ (1,274,746)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases

   On October 19, 2012 the Company entered into a lease for 14,045 square feet and began occupying that space as our new Headquarters on December 1, 2012.  This lease, which originally was for a term of sixteen months with expiration on March 31, 2014, has been amended to a three year extension, expiring on March 31, 2017.  Also, on March 1, 2014, the Company amended the lease for additional space, for a total of 14,336 square feet.

  The Company was awarded a retroactive abatement of certain rental payments, including condo fees and real estate taxes based on a May 30, 2013 court order.  In June 2014, the Company settled this litigation with the lessor of its former home office space for $175,000.

  The total minimum, non-cancelable rent payments due in future periods under these existing operating leases are as follows for the year ended March 31:

2015	350,555
2016	362,501
2017	314,106
Thereafter,	-
$ 1,027,162

  Rent expense under the operating leases was $214,565 and $283,470 for the years ended March 31, 2014 and 2013, respectively, and is included in occupancy costs in the statement of income.

   The Company offers loans and transition assistance to representatives mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including, but not limited to, the representatives joining the Company and meeting certain production requirements. As of March 31, 2014 and 2013, there were $160,000 and $0 outstanding commitments, respectively.

NOTE 14 - LITIGATION AND REGULATORY MATTERS

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

  The Company maintains Errors and Omissions (“E &O”) insurance to protect it from potential damages and/or legal costs associated with certain litigation and arbitration proceedings.    Effective January 01, 2012 to December 31, 2012, for claims related to alternative investments the Company’s exposure was limited to $250,000 in any one case, and for all other investment products, the Company’s exposure was limited to $100,000 in any one case, subject to policy limitations and exclusions.     Effective January 01, 2013 to March 31, 2014, for claims related to alternative investment products, the Company’s exposure is limited to $1,000,000 in aggregate defense and indemnity costs, subject to policy terms and conditions.  Thereafter, following satisfaction of this aggregate deductible, the Company’s exposure on claims for these same type of investments is $150,000 per claim, plus an additional 10% co-insurance on amounts exceeding $150,000.    For all other investment products, the Company’s exposure is $100,000 per claim.  The Company also maintains a fidelity bond to protect itself from potential damages and/or legal costs related to fraudulent activities pursuant to which the Company’s exposure is usually limited to a $350,000 deductible per case, subject to policy limitations and exclusions.

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

 The Company measures the gross amount of probable and reasonably estimated losses for claim settlements, then applies applicable insurance coverage to determine the net liability or range of estimated loss, respectively. ICH records accruals for claim settlements based on the net liability, which would not exceed the applicable insurance deductible amount. The accrual for the net liability is reported in accrued expenses in the Balance Sheet. Specifically, contingent liabilities are generally limited to applicable insurance deductible amounts. The Company’s insurance carrier generally confirms coverage at the inception of a claim, and the carrier assumes responsibility for direct payment for the final disposition or settlement of the matter, following the Company’s satisfaction of the applicable deductible.

   As of March 31, 2014 and March 31, 2013, the Company had accrued professional fees relating to the Company’s defense in various legal matters and estimated probable settlement costs of approximately $1,670,000 and $1,535,000, respectively, included in accrued expenses and accounts payable on the consolidated balance sheet.  It is possible that some of the matters could require the Company to pay damages or make other payments or establish accruals in amounts that could not be estimated as of March 31, 2014.  Key components of the accrual include claims arising from alleged poor performance of certain alternative investments in real estate investments trusts that have experienced bankruptcy or other financial difficulties during or in connection with the recent recession and credit crisis.

   The following are details of claims the Company considered individually material for the year ended March 31, 2014:

•  Mangiarelli vs. ICC. According to the statement of claim dated in November 2012, Mr. and Mrs. Mangiarelli asserted that certain ICC registered representative (“ICC Rep”) failed to disclose important material facts about their investments in REITS and LLC’s. Claimants state ICC Rep violated both federal and state security laws and breached in fiduciary responsibilities. General allegations of unsuitability and failure to supervise were also noted in the statement of claim. ICC filed affirmative defenses in February, 2013 that the claimant’s risk exposure compared to their net worth was moderate and investment objective was for long term growth.  The applicable insurance defense and indemnity deductible applicable to this matter is $250,000 which is the Company’s maximum exposure for this claim. The Company accrued $250,000; less fees incurred, which reduces the deductible.

•  Demarkey vs. ICC.  According to the statement of claim, a certain ICC registered representative solicited Mr. Demarkey to invest in a real estate investment trust. The claimant asserts he was misinformed of the investment that it was both speculative and involved a high degree of risk. ICC filed its preliminary answer stating that the claimant was interested in a 1031 exchange in order to diversify. The applicable insurance defense and indemnity deductible applicable to this matter is $250,000 which is the Company’s maximum exposure for this claim. The Company accrued $250,000; less fees incurred which reduce the deductible.

  With respect to claims where loss exposure is reasonably possible, but not yet probable, the range of individual claim amounts is from $50,000 to $681,000, unless claims have indeterminable amounts. The estimated range of loss, net of insurance coverage, is from $0 - $930,000, in the aggregate, for all claims where a contingent loss is reasonably possible at March 31, 2014.

   The following are details of claims the Company considered individually material for year ended March 31, 2013:

•

Andersen vs ICC.  This FINRA arbitration was initiated by the filing of a Statement of Claim by Claimant, Jane Comer, as Personal Representative of the Estate of Michael R. Andersen (“Decedent”). Claimant alleged that ICC and its former ICC Registered Representative, were liable to Decedent for losses associated with his investments in several alternative investments.

Claimant sought damages in the amount between $500,000 and $1,000,000; punitive damages; attorney’s fees; costs; and interest. The applicable insurance defense and indemnity deductible applicable to this matter is $250,000 which is the Company’s maximum exposure for this claim. The Company had accrued $250,000; less fees incurred which reduced the deductible.

•

Stickel vs. ICC.  Claimant alleged that ICC and the Registered Representative were liable to her for losses associated with certain. The Statement of Claim, dated May 2012, contained counts for unsuitability, misrepresentation and negligent supervision. The applicable insurance defense and indemnity deductible applicable to this matter is $250,000 which is the Company’s maximum exposure for this claim. The Company accrued $250,000, less fees incurred which reduced the deductible.

•

Giraldo vs. ICC.  This FINRA arbitration was initiated by the filing of a Statement of Claim by Claimants, Bernardo and Suzel Giraldo. Claimants alleged that ICC and its former Registered Representative were liable for losses associated with their investment. The applicable insurance defense and indemnity deductible applicable to this matter is $250,000 which is the Company’s maximum exposure for this claim. The Company accrued $250,000, less fees incurred which reduced the deductible.

   With respect to claims where loss exposure is reasonably possible, but not yet probable, the range of individual claim amounts are from $100,000 to $2,000,000, unless claims have indeterminable amounts. The estimated range of loss is from $0 – $1,200,000, in the aggregate, for all reasonably possible claims at March 31, 2013. Many of these cases were either subsequently settled or dismissed during fiscal year ended March 31, 2014.

NOTE 15- NET CAPITAL REQUIREMENTS

   ICC is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires that our broker-dealer subsidiary maintain minimum net capital.  As of March 31, 2012, ICC computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances. Repayment or prepayment of subordinated debt and withdrawal of equity from retiring partners or officers is subject to net capital not falling below 5% of aggregate debits or 120% of minimum net capital requirement

    As of March 31, 2014, ICC had net capital of $2.28 million (i.e., an excess of $2.03 million) as compared to net capital of approximately $4.43 million (i.e., an excess of $4.18 million) as of March 31, 2013. The decrease in net capital is attributed to an increase in non-allowable assets specifically for loans to representatives, as well as payments of non-recurring expenses related to the Merger Agreement coupled with as numerous litigation and claims settlements.

   AD is a registered broker-dealer and, accordingly, is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the Company to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  AD operates as a (k)(1) Broker Dealer limiting its principal transactions to mutual funds and variable annuities with a minimum net capital of $5,000.   As of March 31, 2014, the Company had net capital of $26,795 (an excess of $21,795).  The Company’s net capital ratio for March 31, 2014 was 1.40 to 1.

NOTE 16 - BENEFIT PLANS

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

The 1996 Incentive Stock Plan

  As of October 1, 1997, the Board adopted the 1996 Incentive Stock Plan (the "1996 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock options and stock grants, and the aggregate number of shares to be delivered under the 1996 Plan cannot exceed 300,000. As of March 31, 2014 and 2013, there were no options outstanding.  As of March 31, 2014 and 2013, the Company had granted a total of 218,750 shares of stock under the 1996 Plan.

The 2001 Equity Incentive Plan

  As of March 12, 2001, the Board adopted the 2001 Equity Incentive Plan (the "2001 Plan"). Key employees, directors and the Company's registered representatives are eligible to receive stock grants and/or stock options to purchase shares of the common stock of the Company.  The aggregate number of shares issuable under the 2001 Plan cannot exceed 250,000.  The numbers of shares subject to each stock grant or stock option and any vesting requirements are determined by the Board. As of March 31, 2014 and 2013,  no shares of stock have been granted under the 2001 Plan.

The 2005 Equity Incentive Plan- Amended and Restated Equity and Cash Bonus Plan (the “Amended Plan”)

  The Investors Capital Holdings, Ltd. 2005 Equity Incentive Plan was adopted by the Board on May 17, 2005, and was approved by vote of the Company’s stockholders at a September 21, 2005 meeting, and amended on October 11, 2011 (the “Amended Plan”).  The purpose of the Amended Plan is (i) to attract and retain employees, directors, officers, representatives and other individuals upon whom the responsibilities of the successful administration, management, planning and/or organization of the Company may rest, and whose present and potential contributions to the welfare of the Company, a parent corporation or a subsidiary are of importance (“Key Contributors”), and (ii) to motivate Key Contributors with a view toward enhancing profitable growth of the Company over the long term.  Under the Amended Plan Plan, the Company is authorized to award options to purchase common stock, and shares of common stock, to employees, independent representatives and others (e.g. Board members) who have contributed to or are expected to contribute to the Company, its businesses and prospects.  Restricted stock customarily are granted by the Company in connection with initial employment or under various retention plans.  Options may, but need not, be designated as incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986.  As of March 31, 2014, the Company had not granted any options under the plan and had no current plans to do so. The Company did grant 416,715 of restricted shares of stock under the Amended plan to employees, directors, and representatives in February 2013.

   Restricted shares of stock granted under the Amended Plan have been either fully vested at date of grant or subject to vesting over time periods varying from one to seven years after the date of grant, unvested shares being subject to forfeiture in the event of termination of the grantee’s relationship with the Company, other than for death or disability.  The compensation cost associated with restricted stock grants is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Restricted shares have been recorded as deferred compensation, which is a component of paid-in capital within stockholders’ equity on the Company’s Consolidated Balance Sheets.  Under the Amended Plan 58,201 shares remain as authorized and are available for issuance and 941,799 shares have been issued.   Stock compensation for the years ended March 31, 2014 and 2013 for restricted shares issued under all Plans was $361,469 and $172,780, respectively.

  The following activity under the Amended Plan occurred during the fiscal year ended March 31, 2014:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1, 2013	440,437	$ 3.85	2.74 years	$ 1,695,682
Granted	-	$ -		$ -
Less: vested	(94,771)	$ 3.94		$ (373,398)
Less: canceled	(9,236)	$ 4.05		$ (37,406)
Non-vested at March 31, 2014	336,430	$ 3.81	1.86 years	$ 1,281,798

The following activity under the Amended Plan occurred during the fiscal year ended March 31, 2013:

		Weighted Ave	Weighted Average
	Shares	Stock Price	Vested Life	Fair Value $
Non-vested at April 1, 2012	77,402	$4.41	2.54 years	$ 341,343
Granted	420,000	$3.81		$ 1,600,200
Less: vested	(49,374)	$4.31		$ (212,802)
Less: canceled	(7,591)	$4.67		$ (35,450)
Non-vested at March 31, 2013	440,437	$3.85	2.74 years	$ 1,695,682

  The Company's results for the fiscal year ended March 31, 2014 and 2013, respectively includes $205,740 and $17,145 of compensation costs related to vesting of restricted stock grants to employees and $155,729 and $155,635 of restricted stock grants to directors, consultants and independent representatives, under the 2005 Plan.

  As of March 31, 2014 there was $1,281,798 of unrecognized compensation cost related to grants under the 2005 Plan, and $1,695,682 of unrecognized compensation as of March 31, 2013 under the 2005 Plan.

Stock Option Grants

  A summary of the status of the Company's employee, representative and Directors' fixed stock options as of March 31, 2014 and 2013, and changes during the fiscal years ended on those dates, is presented below:

Employee
	2014		2013
Fixed Options		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	150,000	$ 1.00	150,000	$ 1.00
Granted	-		-
Forfeited	-		-
Exercised	-		-
Outstanding at year end	150,000	$ 1.00	150,000	$ 1.00

Options exercisable at year-end	150,000		150,000

Weighted-average fair value of
options granted during the year	-		-

  The intrinsic value of the above stock options was $921,000 and $412,500 at March 31, 2014 and 2013, respectively.

   Retirement Plan: The Company has a 401(k) Profit Sharing Plan that allows participation by all employees with at least three months of service.    The Plan covers substantially all employees who have met employment guidelines.  Effective January 1, 2014, the Company instituted a safe harbor contribution.  The Company matched 100% of the eligible participant’s contribution up to 3% of the participant’s qualifying wages and then 50% of the next 2% of participant’s contribution. The Company’s matching contributions, included in compensation and benefits, was approximately $41,000, for the year ended March 31, 2014. The Company did not make any discretionary contributions for the prior fiscal year.

Non-Qualified Deferred Compensation Plan:  Effective December 2007, the Company established the Investors Capital Holdings, Ltd. Deferred Compensation Plan (the “NQ Plan”) as well as a Rabbi Trust Agreement for this Plan, for which ICC is the NQ Plan’s sponsor.  The funded NQ Plan enables eligible ICC’s Representatives to elect to defer a portion of earned commissions, as defined by the NQ Plan.  The asset represents the representatives’ invested contributions of deferred commissions, investment gains and losses as well as insurance charges while the liability is comprised of the participant deferrals, unrealized gains and losses and any distributions.  The total amount of deferred compensation was $683,002  and $475,352 for the years ended March 31, 2014 and 2013, respectively

NOTE 17 - EARNINGS PER COMMON SHARE

   Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options and other items outstanding during the period that could potentially result in the issuance of common stock, as well as any adjustment to income that would result from the assumed issuance. As of March 31, 2014, there were 150,000 stock options and 354,883 shares of unvested restricted stock outstanding which were excluded from the diluted loss per share calculation since they were anti-dilutive.  As of March 31, 2013, there were 150,000 stock options and 463,990 shares of unvested restricted stock outstanding which were included in the diluted net income per share calculation resulting in no change on earnings per share.

NOTE 18 - UNAUDITED QUARTERLY RESULTS

  The unaudited quarterly amounts may differ due to the reclassifications.  Refer to Note 2 – Summary of Significant Accounting Policies.

	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Revenues	$23,082,996	$22,277,804	$24,848,759	$23,404,852
Expenses	23,753,102	23,192,147	25,252,080	24,343,122
Operating income (loss)	(670,106)	(914,343)	(403,321)	(938,274)
Net income (loss)	(359,579)	(781,518)	(285,694)	(954,287)
Basic earnings income (loss) per share	(0.05)	(0.12)	(0.04)	(0.14)
Diluted earnings (loss) per share	NA	NA	NA	NA

	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Revenues	$20,802,525	$20,322,765	$20,766,362	$22,993,737
Expenses	20,353,503	19,893,125	20,483,091	23,569,666
Operating loss	449,022	429,640	283,271	(575,929)
Net (loss) income	261,682	280,220	133,716	(309,326)
Basic earnings (loss) income per share	0.04	0.04	0.02	(0.04)
Diluted earnings (loss) per share	0.04	0.04	0.02	NA

NOTE 19-SUBSEQUENT EVENTS

 On May 9, 2014 150,000 options were exercised for 150,000 common shares of ICH, by ICH’s CEO at a fair market value of $7.13 per share. These options were issued in 1994.

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

  Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2014.

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

PART III

  Item 10 – Directors, Executive Officers and Corporate Governance, Information concerning our executive officers is included above in Part I, Item I.

                                                           * CURRENT BOARD OF DIRECTORS *

       Dr. Blaise A. Aguirre, MD, age 50, is a child psychiatrist who is Medical Director of 3 East at Harvard-affiliated McLean Hospital and an instructor in Psychiatry at Harvard Medical School.  Previously he was a broker with Investors Capital Corp., having obtained his series 7 and 63 securities licenses.  Dr. Aguirre sits on the Board of Directors that oversees the annual running of the Illinois Marathon in Champaign, IL.  He also was a Member of the Medical Advisory Board of IVPCARE, Inc. prior to their buy-out by Walgreens.

Dr. Aguirre has developed and maintains enduring relationships with institutional money managers, venture capitalists, and angel investors, and he has developed an expertise as a small cap stock analyst.  The Company believes that the combination of these and other attributes may prove valuable to the Company in, among other things, establishing and maintaining potential sources of financing for the Company.

 William J. Atherton, FLMI, CLU, age 75, has served as a director of the Company since November 2004 and currently serves as Chairman of the Board of Directors and of its Nominating and Governance Committee.  Mr. Atherton is a retirement income planning consultant to insurers, money managers, distribution firms and administrative firms operating in the insurance industry. He is a former president of two life insurance companies: North American Security Life (NASL), now John Hancock Annuities, of Boston, MA from 1984 through 1996 and Ameritas Variable Life Insurance Company of Lincoln, NE., from 1997 to 2004, retiring at the mandatory age of 65.  In these roles, Mr. Atherton was the President and a director of two mutual fund companies, the NASL Series Trust and the Calvert Variable Series and a member of the boards of NASL and Ameritas Holding Company.  As chief executive of these companies, Mr. Atherton supervised all functions of the companies, including the actuarial, finance, sales, marketing, administration and legal departments, accountable to the boards of each firm for compliance and success in each area. The functions of chief actuary, chief financial officer, chief legal officer and chief marketing officer reported to Mr. Atherton in each company.

Mr. Atherton, with his lifelong CEO-level immersion in the variable insurance products industry, provides uniquely valuable insights, experience and judgment in this important area.

James D. Crosson, age 52, Mr. Crosson operates his own financial services business as a Financial Consultant.  He has 28 years of industry experience with the focus of his practice being Retirement Planning.  Mr. Crosson is a past board member of the Gabelli School of Business at Roger Williams University.  He has instructed at UMASS Dartmouth, Bridgewater State College and Bristol Community College.  He also is a past board member of The United Way.  Mr. Crosson entered the securities industry in 1983 after graduating from Roger Williams University with a degree in Business Management and minors in Finance and Economics.  He began as a stockbroker with First Albany Securities.  In 1991 he became an independent financial consultant with LPL Financial and in 2009 he joined Investors Capital as an independent financial consultant.  In the 20 years that Mr. Crosson has operated his practice, he has consistently been in the top 5% of the broker dealers he has been associated with.  He has been quoted in The Wall Street Journal and various financial publications.  Mr. Crosson holds his series 7, 24 and 63 securities licenses as well as his life, accident and health insurance license.

Mr. Crosson is a distinguished independent representative of ICC with decades of achievement in the industry.  The Company believes that he will provide other Board members with valuable insights into our operations, strategic insights and suggestions for overall improvement to benefit our registered representatives.

Don E. Ingram, age 60, is the founder and President of Ingram Financial Group, founded in 1977, and Ingram Advisory Services located in Florida.  Mr. Ingram has been affiliated with ICC as a registered representative since 1997.  He is a Registered Investment Advisor with the SEC (Securities and Exchange Commission) and a Financial Advisor registered with FINRA (the Financial Industry Regulatory Authority), and maintains Series 7, 24, 63 & 65 securities licenses as well as Life, Health and Variable Annuity Licenses.  Don also holds credentials as a CFP (Certified Financial Planner), an AEP (Accredited Estate Planner), a CAP (Chartered Advisor in Philanthropy), a ChFC (Chartered Financial Consultant) and a CLU (Certified Life Underwriter).  He holds an MSFS (Master of Science in Financial Services). Mr. Ingram’s extensive financial background imparts the ability to anticipate the investment, tax, and estate planning needs of the affluent investor.

Mr. Ingram currently is Vice Chairman of the Board of University of Florida Proton Therapy Institute External Advisors and serves on the Board of Trustees for Winter Haven Hospital, the Platinum Bank Board of Polk County and the Board of the University of Florida Prostate Disease Center.  He is the Past Chairman of Winter Haven Hospital Foundation, has served on Boards for Florida State University, Polk State College and All Saints Academy, and was an organizing director of Commerce Bank.  He is a former Commodore of the Lake Region Yacht & Country Club.

Mr. Ingram’s many years of affiliation with ICC have resulted in a deep understanding of the history, culture, policies and procedures, resources, shortcomings and potential of ICC and its independent representatives.  Recognizing the ability of Mr. Ingram and other ICC registered representatives to provide unique insights into the issues that confront ICC in today’s challenging business environment, in 2008 ICC instituted its Advisory Council, comprised of some of its most successful and senior independent representatives, and Mr. Ingram provided distinguished service as its Chairman since its inception until completion of his term in 2011.

Robert T. Martin, age 47, has served as a director of the Company since 2005 and is Chairman of the Board’s Human Resources Committee.  Mr. Martin has been President, CEO and a member of the Board of Directors of Mercury Brewing Company/Ipswich Ale Brewery for the past 11 years. Prior thereto, he practiced architecture in the greater Boston area after graduating in 1990 from Rensselaer Polytechnic Institute with degrees in Science and Architecture. In 1995 Mr. Martin took a position as Director of Operations at Ipswich Brewing Company, LTD. where he oversaw all aspects of the production portion of the brewery. Mr. Martin held this position until agreeing to purchase the brewery from its original owners in 1999.

As President and CEO of Mercury Brewing Company/Ipswich Ale Brewery, Mr. Martin has overseen and participated in all aspects of the corporation including, but not limited to, accounting, legal, sales, marketing, brand acquisition, facility management, State and Federal compliance, strategic partnerships and long term forecasting.  Under his leadership, revenues and production have grown approximately 1000% and 500%, respectively.  By 2009, the brewery was ranked the 2nd largest micro-brewery in the United States.

Mr. Martin sits on the Board of Corporators of The Institution for Savings in Newburyport, MA, was a member of the Board of Directors of the ICC Capital Growth Fund from 2000 to 2005, and is the past President and currently a member of the Board of Directors of The Massachusetts Brewers Guild.

Among the many attributes and skills that Mr. Martin brings to the Company’s Board of Directors is his demonstrated ability to plan for, apprehend, prioritize and manage the broad range of strategic and tactical opportunities, challenges and issues that inevitably confront business enterprises.

Robert P. Mazzarella, age 68, has over 40 years’ of experience in the securities industry and more than 19 years at Fidelity Investments.  Prior to retiring from Fidelity Investments in 2002, Mr. Mazzarella was President of Fidelity Brokerage Services LLC with supervisory oversight responsibility for all of Fidelity’s retail brokerage products and services, including 80 investor centers across the U.S. with over 1,000 account executives and the rapidly growing online brokerage business.  During his tenure at Fidelity, he also was President of Fidelity’s Institutional Brokerage Group, comprised of four business segments that facilitate the buying and selling of securities for customers in the institutional and retail segments of the U.S. marketplace, including Fidelity Capital Markets, correspondent clearing services, Registered Investment Advisor services, and market data distribution services.

Prior to Fidelity, Mr. Mazzarella worked at Bradford National Corporation for 10 years, where he was responsible for sales, marketing and product development groups and operations.  Bradford provided a wide range of services to large and small financial institutions including clearance services.  Previously, he spent two years with the National Association of Securities Dealers (now FINRA) where he was involved in launching a new concept in clearing over-the-counter securities on a nationwide basis.  He began his career at Merrill Lynch, where he was responsible for the development and operation of training programs for regional offices.

Mr. Mazzarella served on the Securities Industry Association’s Board of Directors where he chaired the SIA’s Discount Brokerage Committee and was a member of the Market Structure Committee.  He also has served on the Boards of the Philadelphia Stock Clearing Corporation and Depository, The Chicago Board of Options Exchange, the Cincinnati Stock Exchange, the Boston Stock Exchange and Redibook ECN, Inc.  Mr. Mazzarella was a member of The New York Stock Exchange, and served on the NYSE’s Regional Firms Committee.

Mr. Mazzarella has been serving as a director of Placemark Investments, a registered investment advisor firm, since 2002, and Siebert Financial Corp., a public brokerage firm, since 2004.  He chairs the Boston Options Exchange Regulatory Board, has been a member of the Board of NASDAQ OMX BS since 2007, and currently serves as Chairman of Pyxis Mobile, a technology company.  He also provides consulting services to a number of major financial services firms and advises venture capital firms regarding financial services investments.  He also serves as Chairman of the Board of a Boston charter school.

     Timothy B. Murphy, age 49, has served as a director of the Company since July 1995.  A founder of the Company, Mr. Murphy has served as its President and Chief Executive Officer since August 2008. He served as Executive Vice President and Chief Financial Officer of the Company from its inception until August and December 2008, respectively, and as President of Investors Capital Corporation (“ICC”) since 1994 and of Eastern Point Advisors, Inc. (“EPA”) from 1995 to 2008.  Mr. Murphy entered the securities industry in 1990 after graduating from Babson College with degrees in Finance, Investments and Quantitative Methods and a minor in Economics. Starting as a stockbroker for Clayton securities, in 1992 Mr. Murphy accepted a trading position with G.R. Stuart & Co. where he ran trading and operations and entered into the field of compliance. In 1994 Mr. Murphy took a position with Baybanks brokerage as assistant compliance officer before joining ICC as its first president later that year. Since starting with the Company he has overseen day to day operations of all aspects of the organization. Mr. Murphy also currently serves on the board of The Financial Services Institute. Mr. Murphy holds series 4, 7, 24, 27, 53, 63 and 65 securities licenses.

His long tenure as president of ICC, his strategic position as CEO of ICH, academic background and extensive industry experience qualify Mr. Murphy to serve on the Board of Directors of the Company.

Director Meetings and Attendance

During the fiscal year ended March 31, 2014 (the fiscal years ended March 31, 2014 and 2013 are sometimes hereinafter referred to as “fiscal 2014” and “fiscal 2013”), the Board held eleven meetings.  The Company has no policy regarding director attendance at annual stockholder meetings; however, all directors attended the Company’s 2013 annual meeting of stockholders.

Independent Directors and their Committees

Four of the seven members of the Board, Messrs. Atherton, Aguirre, Martin and Mazzarella, are “independent directors” as defined by the Company’s Director Independence Standards as well as applicable Securities and Exchange Commission (“SEC”) rule and NYSE Amex listing standards.  The Board maintains separately-designated standing Nominating and Governance, Audit, Human Resources and Risk Committees, the members of which are all independent directors, as described below.  Messrs. Atherton and Martin also serve as the Lead Independent Director and Alternate Lead Independent Director, respectively.

The following table shows the current members of each standing committee of our Board of Directors:

Director     Audit          Human Resources   Nom. & Governance           Risk

Timothy B. Murphyx

William J. Atherton        xx         xx

Robert Mazzarella        xx                                 xx

Rob Martin        xx      xx

Blaise Aguirre        xx      xx

Audit Committee

The Audit Committee, a separately-designated standing committee established in accordance with section 3(a)(58)(A) of the Exchange Act of 1934, oversees the accounting and financial reporting processes of the Company and audits of the Company’s financial statements.  The Audit Committee consults with the Company’s independent auditors and management with respect to the adequacy of internal controls as well as the Company's audited and interim financial statements before they are made public.  The Committee also is responsible for retaining, determining the compensation of, overseeing, and terminating accounting firms that provide audit, review, attest and other services for the Company.  The Board had determined that Mr. Mazzarella is an “audit committee financial expert” as defined by applicable SEC rule. See the documentation referred to in “Director and Nominee Backgrounds”, above, for information regarding experience of Mr. Mazzarella that is relevant to serving as an audit committee financial expert.    The Audit Committee met four times during fiscal 2014.

Human Resources Committee

The Human Resources Committee is responsible for determining and approving the compensation payable to the Company’s Named Executive Officers, currently, Mr. Murphy and Ms. Donnelly, including salary and, as applicable, bonus and long-term incentive compensation.  The Committee also is responsible for reviewing and approving employment agreements and severance and change of control arrangements for these officers, and administers and oversees the Company’s equity incentive plans including authorizing grants thereunder.  The Committee determines such matters after carefully reviewing proposals respecting the amount and form thereof submitted by the chief executive officer, as well as information commissioned from Company staff and/or received from other sources that it deems relevant and material to the process.  The Committee, in its deliberations, may consult third-party compensation surveys and published compensation information respecting selected peer group firms, and is empowered to engage the assistance of outside counsel and experts.  The Committee met three times during fiscal 2014.

Compensation Consultant

Management did not engage the services of a compensation consultant.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible, among other things, for identifying persons well qualified to become Board members, and recommending them to the Board as nominees for election at the next annual meeting of shareholders or to fill vacancies.  The Committee also is responsible for recommending to the Board changes in the Company’s corporate governance guidelines, including policies and procedures for review, approval or ratification of transactions with related parties required to be reported under SEC rules.  The Committee met three times during fiscal 2014.

Special Committee

  The special committee, established by resolution of the ICH board of directors on September 16, 2013, is a committee consisting solely of the independent directors of ICH that was established, in light of the significance of the potential transaction with RCAP, to pursue and facilitate negotiations with RCAP, evaluate the feasibility of a potential acquisition of ICH by RCAP and the fairness of its proposed terms and to make a recommendation to the ICH board of directors with respect to any such transaction. The special committee unanimously recommended that the ICH board of directors approve the merger agreement and the merger and submit the merger agreement and the merger for approval by the ICH stockholders.  The special committee consists of William J. Atherton, as chairman, Blaise Aguirre, Rob Martin and Robert Mazzarella.  The Committee met eight times during Fiscal 2014.

Risk Committee

The Risk Committee is responsible for providing oversight to management and the Board regarding the identification, management and mitigation of strategic, operational, regulatory, informational, external and other risks relating to the Company’s business and operations.  The Committee met four times during fiscal 2014.

Risk Oversight

As stated above, the Risk Committee of the Board is primarily responsible for oversight of risks affecting the Company and its business.  To assist the Risk Committee in discharging its responsibilities, the Committee had designated a member of the Committee, Robert Mazzarella, as liaison with the Risk Committee of Investors Capital Corporation (“ICC”), the Company’s broker-dealer and investment advisory subsidiary (the “ICC Risk Committee”).  The ICC Risk Committee, comprised of the chief executive officer, the chief financial officer, the ICC chief risk officer/general counsel, chief operating officer and various other key members of senior and middle management, meets weekly to discuss matters relating to risks associated with the business of ICC.  In his role as liaison, Mr. Mazzarella was tasked with attending ICC Risk Committee meetings as appropriate, and reporting back to the Committee and the Board.  The Audit Committee also addresses risks associated with the Company’s financial reporting, primarily by meeting with and requesting information from management and the Company’s auditors.  The Board also, from time to time, addresses matters of risk, particularly when brought to their attention by the Risk Committee or Audit Committee.

Committee Charters and Code of Ethics

The Charters of the Audit Committee, Human Resources Committee, and Nominating and Governance Committee, and the Company’s Code of Ethics, are available on our website at www.investorscapital.com/home/investorRelations/corporateGovernance.aspx.

Director Nomination Process

In evaluating the suitability of candidates for election or re-election as directors, the Nominating and Governance Committee considers many factors, including general understanding of marketing, finance, and other disciplines relevant to the success of a publicly traded company in today’s business environment; understanding of the Company’s business and technology; educational and professional background; and personal accomplishments. The Committee also evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best ensure the success of the Company’s business and represent shareholder interests. In determining whether to recommend a director for re-election, the Committee considers, among other things, the director’s past attendance at meetings and participation in and contributions to the activities of the Board and its committees.  Other than generally as set forth above, the Committee does not consider diversity in identifying nominees for director.

The Nominating and Governance Committee will consider shareholder recommendations for candidates for the Board. The name of any recommended candidate for director, together with a brief biographical sketch, a document indicating the candidate’s willingness to serve, if elected, and evidence of the nominating shareholder’s ownership of Company stock should be sent to the attention of the Secretary of the Company.

Communications with the Board

Stockholders desiring to send communications, other than proposals for stockholder meetings, to the Board or individual directors should address such communications to the Company’s Secretary, who will forward such communications to the full Board, or individual directors, as deemed appropriate by senior management.

ITEM 11

                                                              * ADDITIONAL INFORMATION *

executive compensation

Summary Compensation Table

    The following table summarizes all plan and non-plan compensation awarded to, earned by, or paid to Mr. Murphy and Ms. Donnelly (the “Named Executive Officers”) for fiscal 2014 and 2013 for all services rendered in all capacities to the Company and its subsidiaries.  Also, included executive officers of the Company’s wholly-owned subsidiary Investors Capital Corporation (“ICC”) as they manage the  principal business unit and perform various policy making functions for the registrant, specifically they are Investor Capital Corporation’s Chief Compliance Officer, Mr. John G. Cataldo, Chief Operating Officer, Mr. James L. Wallace and General Counsel and Chief Risk Officer Melissa Tarentino.

Name and Principal Position	Fiscal year ended March 31,	Salary	Cash Bonus	Stock Awards	All other Compensation	Total
		($)	($)	($)	($) (1)	($)
Timothy B. Murphy	2014	$ 400,000	$ -	$ 33,610	$ 49,267	$ 482,877
CEO	2013	373,333	99,500	5,602	39,604	518,039

Kathleen L. Donnelly	2014	160,000	-	17,417	6,625	184,042
CFO	2013	149,333	32,000	2,903	-	184,236

John G. Cataldo, Esq.	2014	200,000	-	17,417	28,486	245,903
CCO- ICC	2013	186,667	40,000	2,903	-	229,570

James L. Wallace	2014	200,000	-	17,417	10,214	227,631
COO- ICC	2013	186,667	40,000	2,903	-	229,570

Melissa Tarentino	2014	200,000	-	11,430	1,849	213,279
General Counsel & CRO	2013	186,667	26,500	1,905	-	215,072

Name and Principal Position	Fiscal year ended March 31,	Life Insurance Premiums	401(k) Employer Safe Harbor Match	Commissions Earned	Country Club Member-ship Fees	Auto Leases & Insurance	Total
		($)	($)	($)	($)	($)	($)
Timothy B. Murphy	2014	$ 1,397	$ 3,695	$ 447	$ 16,284	$ 27,444	$ 49,267
CEO	2013	1,397	-	689	12,318	25,199	$ 39,604

Kathleen L. Donnelly	2014	-	1,480	-	1,845	3,300	$ 6,625
CFO	2013	-	-	-	-	-	$ -

John G. Cataldo, Esq.	2014	-	-	-	22,300	6,186	$ 28,486
CCO- ICC	2013	-	-	-	-	-	$ -

James L. Wallace	2014	-	1,849	-	-	8,365	$ 10,214

COO- ICC	2013	-	-	-	-	-	$ -

Melissa Tarentino	2014	-	1,849	-	-	-	$ 1,849
General Counsel	2013	-	-	-	-	-	$ -

Employment Arrangements with the Chief Executive Officer

Employment Agreements:

Effective April 1, 2010, the Company entered into employment agreement (an “Employment Agreement” and collectively, the “Employment Agreement”) with Timothy B. Murphy, its Chief Executive Officer and a director of the Company, to continue serving full-time as President and Chief Executive Officer (“CEO”) of the Company.,  The Employment Agreement supersedes in its entirety all prior employment agreements between the Company and this individual.

Under the Employment Agreement, Mr. Murphy is entitled to,The term of Mr. Murphy’s Employment Agreement is indefinite and may be terminated by either party at any time for any or no reason.  If Mr. Murphy’s employment is terminated:

(a) by the Company without Cause, or by Mr. Murphy for Good Reason, he is entitled to (i) all earned but unpaid base salary and prior year annual bonuses, (ii) a pro rata annual bonus for the year of termination payable when normally payable but for his termination, (iii) severance totaling three times his base salary at the time of termination, payable in equal installments over the following 36 months, (iv) further severance equal to three times his prior fiscal year annual bonus, payable in a lump sum within ten days of termination, and (v) such amounts as may be vested under applicable Company retirement and equity plans under the terms thereof;

(b) by the Company with Cause, or by Mr. Murphy without Good Reason (other than retirement), he is entitled to the amounts specified in clauses (i) and (v) immediately above;

(c) upon Mr. Murphy’s Disability or death, Mr. Murphy (in the case of Disability) or his estate (in the case of death) is entitled to the amounts specified in clauses (i), (ii) and (v) of paragraph (a) above and either the Disability Benefit (in the case of Disability) or the Life Insurance Benefit (in the case of death); or

(d) upon Mr. Murphy’s retirement, he is entitled to the amounts specified in clauses (i), (ii) and (v) of paragraph (a) above.

The foregoing notwithstanding, Mr. Murphy shall be entitled to the amounts set forth in subparagraph (a) above if, in connection with or within 24 months following a Change in Control of the Company, either (1) the Company terminates Mr. Murphy’s employment without his consent for a reason other than Limited Cause, or his disability or death, or (2) he terminates his employment on 30 days notice for any reason other than retirement.

In the event of a Change in Control, under Mr. Murphy’s Employment Agreement, Mr. Murphy would be entitled to be reimbursed for any excise taxes paid by him as “excess parachute payments” under Section 280G of the Internal Revenue Code on said change of control benefits and on any such reimbursement, provided that any compensation otherwise payable to Mr. Murphy by reason of such Change in Control, but not more than $50,000, shall not be paid to Mr. Murphy if such forbearance would eliminate any such excess parachute payments with respect to him.

Employment Arrangements with Chief Financial Officer

The Company’s Chief Financial Officer, Kathleen L. Donnelly, does not have a formal written employment agreement, is employed at will and has no formal severance arrangements.  Ms. Donnelly’s salary is $160,000 per year.

Employment Arrangements with ICC’s Chief Compliance Officer , Chief Operating Officer, and Chief Risk Officer and General Counsel

The Company’s subsidiary, ICC, does not have formal written employment agreement with the Chief Compliance Officer, John G. Cataldo, or its Chief Operating Officer, James Wallace, or its Chief Risk Officer and general counsel.   Melissa Tarentino. Each is employed by ICC at will and has no formal severance arrangements.  Mr. Cataldo, Mr. Wallace, and Ms. Tarentino salary is each $200,000 per year.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information as of March 31, 2014 regarding unexercised stock options and non-vested stock resulting from prior awards by the Company to the Named Executive Officers.  Said officers did not possess any unvested equity incentive plan awards as of said date.

	Option Awards				Stock Awards
	Number	Number			Number	Market
	of	of			of Shares	Value of Shares
	Securities	Securities			Incentive	Incentive
	Underlying	Underlying			Stock Awards	Stock Awards
	Unexercised	Unexercised	Option		That Have	That Have
	Options	Options	Exercise	Option	Not	Not
	(#)	(#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
Timothy B. Murphy	150,000	-	$1.00	None	52,929	$377,913

Kathleen L. Donnelly	-				27,429	$195,843

John G. Cataldo, Esq.	-				27,429	$195,843

James L. Wallace	-				27,429	$195,843

Melissa Tarentino	-				18,000	$128,520

  Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent Beneficially Owned
Dr. Blaise A. Aguirre	22,468	0.31%
William J. Atherton	10,000	0.14%
John Cataldo, Esq. (4)	39,399	0.54%
James D. Crosson	146,082	2.02%
Kathleen L. Donnelly (2)	39,984	0.55%
Don E. Ingram	213,877	2.95%
Robert T. Martin	6,000	*
Robert P. Mazzarella	6,000	*

Timothy B. Murphy (1)	96,211	10.54%
Melissa Tarentino (5)	37,345	0.52%
James L. Wallace (3)	762,624	1.33%
All directors/nominees and executive officers as a group (11 persons)	1,379,991	19.07%

* Less than 0.1%

(1)

Includes 78,691 shares that are the approximate share equivalent of units in a unitized Company common stock fund held in the Company’s 401(k) plan and (iii) 10,500 shares held for the benefit of 529 plans for Mr. Murphy’s children (in which such latter shares Mr. Murphy disclaims any personal beneficial interest).

(2)	Includes 7,759 shares that are the approximate share equivalent of units in a unitized Company common stock fund held in the Company’s 401(k) plan.
(3)	Includes 43,211 shares that are the approximate share equivalent of units in a unitized Company common stock fund held in the Company’s 401(k) plan.
(4)	Includes 1,117 shares that are the approximate share equivalent of units in a unitized Company common stock fund held in the Company’s 401(k) plan.
(5)	Includes 16,345 shares that are the approximate share equivalent of units in a unitized Company common stock fund held in the Company’s 401(k) plan.

The persons named in the above table have sole voting and dispositive power over all shares of common stock shown as beneficially owned by them, except as otherwise indicated herein.  Mr. Ingram shares voting and dispositive power over 3,000 of the shares beneficially owned by him.

  The business address of Mr. Murphy, Mr. Cataldo, Mr. Wallace and Ms. Donnelly is c/o Investors Capital Holdings, Ltd., Six Kimball Lane, Lynnfield, Massachusetts 01940.  The business address of Mr. Martin is c/o Mercury Brewing Company, 21 Hayward Street, Ipswich,  Massachusetts.  Correspondence to Messrs. Atherton, Mazzarella, Aguirre, Crosson or Ingram may be directed to the above address for Investors Capital Holdings, Ltd. attention of the Secretary, who will promptly forward same to the intended recipient.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Directors Messrs. Crosson and Ingram, have been independent registered representatives of the Company’s broker-dealer and investment advisory subsidiary, ICC, before and throughout the fiscal year ended March 31, 2014, and to the date of this Proxy Statement, and, during said time period, generated gross commission income for ICC of approximately $.70 million and $1.65 million, respectively, for which they receive commissions payments from ICC in lesser amounts.  Their continuing relationships with the Company have been carefully considered by the Company in the process of nominating them for election as directors, and measures have been taken designed to ensure that their participation on the Board of Directors will not conflict with their continuing securities practices or result in violations of applicable law or regulations.

   Item 14 – Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services for the audit of the Company's annual financial statements and review of financial statements included in the Registrant’s Forms 10-Q, or for services that are normally provided by the Company’s Accountant in connection with statutory and regulatory filings or engagements for those fiscal years totaled $160,719 and $175,129 for services rendered by Marcum for fiscal 2014 and 2013, respectively.

Audit-Related Fees

There were no aggregate fees billed for fiscal 2014 and 2013 for assurance and related services by Marcum that are reasonably related to the performance of the audit or review of our financial statements (other than disclosed above)

Tax fees

There were no aggregate fees billed for fiscal 2014 and 2013 for tax compliance, tax advice, and tax planning by Marcum.

All Other Fees

 Our principal accountants billed us $111,061 for all other fees in the fiscal year ended March 31, 2014 for products and services other than those described above, primarily related to the Merger Agreement. There were no aggregate fees billed classified as all other fees for fiscal year ended March 31, 2013.

PART IV

Item 15.  Exhibits And Financial Statement Schedules.

Documents Filed as a Part of this Report:

                                                                                         Page

1.Financial Statements:

Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31,

2014 and 2013  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013 . . . . . . . . . . . . . 24

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25-31

2.Financial Statement Schedules:

  No financial schedules are listed since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.Exhibits:

Exhibit
Number	Description	Location
2.1	Agreement and Plan of Merger by and among RCS Capital Corporation and ICH	(19)(Exh 2.1)
2.2	First Amendment to Agreement and Plan of Merger	(20)(Exh.2.2)
3.1	Certificate of Incorporation	(2)(Exh. 3.1)
3.2	By-Laws	(2)(Exh. 3.2)
4.1	Form of Stock Certificate	(2)(Exh. 4.1)
10.1	Employment Agreement with Theodore E. Charles (3)	(9)(Exh. 10.2)
10.1	Voting agreement by and among Timothy B. Murphy and RCS Capital	(19)(Exh 10.1)
Corporation, Zoe Acquisition, LLC and Parent ("Merger Sub")
10.2	Employment Agreement with Timothy B. Murphy (3)	(9)(Exh. 10.1)
10.3	The 1994 Stock Option Plan (3)	(4)(Exh. 10.3)
10.4	The 1996 Stock Incentive Plan (3)	(2)(Exh. 10.3)
10.5	The 2001 Equity Incentive Plan (3)	(5)(Exh. 4.4)
10.6	The 2005 Equity Incentive Plan (3)	(6)(Exh. 4.5)
10.7	Form of June 2006 Stock Grant Agreement (3)	(7)(Exh. 10.8)
10.8	Form of February 2009 Stock Grant Agreement (3)	(7)(Exh. 10.9)
10.9	Consulting Agreement with Theodore E. Charles (3)	(9)(Exh. 10.3)
10.10	Registration Agreement with Theodore E. Charles et. al	(10)(Exh. 10.1)
10.11	Agreement between the Company and Theodore E. Charles	(11)(Exh. 10.1)
10.12	Amended and Restated Equity and Cash Bonus Incentive Plan with	(13)(Exh. 5.02)
Timothy B. Murphy and Kathleen L. Donnelly
10.13	Amended and Restated Equity and Cash Bonus Incentive Plan with	(14)(Exh. 5.02)
Timothy B. Murphy and Kathleen L. Donnelly (voluntarily declined)
10.14	Amended and Restated Equity and Cash Bonus Incentive Plan	(16)(Exh. 5.02)
10.15	Subordinated Loan Agreement and Rider A, dated March 8, 2013, between	(17)(Exh. 10.15)
the Company and Pershing, LLC

23.1	Consent of MARCUM LLP	(17)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	(1)
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	(1)

99.1	Earnings Press Release and Management Presentation	(15)(Exh.99.1)
99.1	RCS Capital Corporation Signs Letter of Intent to Acquire Investors	(18)(Exh. 99.1)
Capital Holdings, Ltd.
99.1	Investors Capital Holdings, Ltd. and RCS Capital Corporation Sign Definitive	(19)(Exh. 99.1)
Merger Agreement
99.1	Earnings Press Release for Year and Quarter ended March 31, 2014	(21)(Exh.99.1)
99.2	RCS Capital Corporation Announces Agreement to Acquire Investors Capital	(19)(Exh. 99.2)
Holdings, Ltd.

101.INS	XBRL Taxonomy Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

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

(20) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K (File No. 333-43664) filed March 3, 2014.

(21) Incorporated by reference to the indicated exhibit to the Registrant’s Current Report on Form 8-K filed May 22, 2014.

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

INVESTORS CAPITAL HOLDINGS, LTD.

By: /s/ Timothy B. Murphy

                                                   Chief Executive Officer

                                               Date: June  25, 2014

Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated.

Signature	Capacity(ies)	Date

/s/ Timothy B. Murphy	Principal Executive Officer	June 25, 2014
Timothy B. Murphy

/s/ Kathleen L. Donnelly	Principal Financial and Accounting Officer	June 25, 2014
Kathleen L. Donnelly

/s/ William Atherton	Chairman	June 25, 2014
William Atherton

/s/ Robert Martin	Director	June 25, 2014

Robert Martin

/s/ Robert Mazzarella	Director	June 25, 2014
Robert Mazzarella

/s/ Donnie E. Ingram	Director	June 25, 2014
Donnie E. Ingram

/s/ Blaise Aguiree	Director	June 25, 2014
Blaise Aguiree

/s/ James Crosson	Director	June 25, 2014
James Crosson

EXHIBIT INDEX

(Exhibits being initially filed with this Form 10-K)

21.1    Subsidiaries of Investors Capital Holdings, Ltd. as of March 31, 2014

23.1    Consent of MARCUM LLP

31.1    Certification of Timothy B. Murphy pursuant to Rule 13a-14(a)

31.2    Certification of Kathleen L. Donnelly pursuant to Rule 13a-14(a)

32.1    Certification of Timothy B. Murphy pursuant to 18 U.S.C. Section 1350

5.2	Certification of Kathleen L. Donnelly pursuant to 18 U.S.C. Section 1350

101.INS XBRL Taxonomy Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL  Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy ExtensionLabels Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document